Form 10-Q
period 2018-03-31
DROPBOX, INC.
filed 2018-05-11
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Dropbox, Inc.
333 Brannan Street
San Francisco, California 94107
(415) 857-6800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2018, there were 73,796,324 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 326,601,175 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our ability to retain and upgrade paying users;

•	our ability to attract new users or convert registered users to paying users;

•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;

•	our ability to achieve or maintain profitability;

•	the demand for our platform or for content collaboration solutions in general;

•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ content;

•	our ability to effectively integrate our platform with others;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to grow due to our lack of a significant outbound sales force;

•	our ability to attract large organizations as users;

•	our ability to offer high-quality customer support;

•	our ability to manage our international expansion;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	our ability to protect our brand;

•	our ability to prevent serious errors or defects in our platform;

•	our ability to maintain, protect, and enhance our intellectual property; and

•	our ability to successfully identify, acquire, and integrate companies and assets.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$665.3	$430.0
Short-term investments	180.7	—
Trade and other receivables, net	26.2	29.3
Prepaid expenses and other current assets	57.7	58.8
Total current assets	929.9	518.1
Property and equipment, net	345.6	341.9
Intangible assets, net	17.9	17.0
Goodwill	99.0	98.9
Other assets	46.3	44.0
Total assets	$1,438.7	$1,019.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29.4	$31.9
Accrued and other current liabilities	143.1	129.8
Accrued compensation and benefits	36.2	56.1
Capital lease obligation(1)	92.8	102.7
Deferred revenue	444.6	417.9
Total current liabilities	746.1	738.4
Capital lease obligation, non-current(1)	77.2	71.6
Deferred rent, non-current	68.9	69.8
Other non-current liabilities	36.3	37.2
Total liabilities	928.5	917.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock	—	615.3
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	2,104.9	533.1
Accumulated deficit	(1,600.4)	(1,049.7)
Accumulated other comprehensive income	5.7	4.2
Total stockholders’ equity	510.2	102.9
Total liabilities and stockholders’ equity	$1,438.7	$1,019.9

(1)	Includes amounts attributable to related party transactions. See Note 11 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$316.3	$247.9
Cost of revenue(1)	120.6	93.5
Gross profit	195.7	154.4
Operating expenses(1):
Research and development	378.5	89.3
Sales and marketing	157.0	67.2
General and administrative	126.1	31.3
Total operating expenses	661.6	187.8
Loss from operations	(465.9)	(33.4)
Interest expense, net	(1.2)	(4.2)
Other income, net	3.4	4.8
Loss before income taxes	(463.7)	(32.8)
Provision for income taxes	(1.8)	(0.3)
Net loss	$(465.5)	$(33.1)
Net loss per share attributable to common stockholders, basic and diluted	$(2.13)	$(0.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	218.8	193.5

(1)	Includes stock-based compensation as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$37.8	$3.1
Research and development	282.9	21.8
Sales and marketing	72.4	7.7
General and administrative	93.4	6.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(465.5)	$(33.1)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	1.5	2.5
Change in net unrealized losses on short-term investments	(0.1)	—
Total other comprehensive income, net of tax	$1.4	$2.5
Comprehensive loss	$(464.1)	$(30.6)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flow from operating activities
Net loss	$(465.5)	$(33.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35.9	48.0
Stock-based compensation	486.5	38.8
Amortization of deferred commissions	2.4	1.2
Other	(0.6)	(0.5)
Changes in operating assets and liabilities:
Trade and other receivables, net	3.6	(0.4)
Prepaid expenses and other current assets	(1.5)	7.1
Other assets	(5.7)	(1.8)
Accounts payable	(2.8)	0.8
Accrued and other current liabilities	8.8	5.7
Accrued compensation and benefits	(26.2)	(20.1)
Deferred revenue	26.7	18.9
Non-current liabilities	0.2	(3.0)
Net cash provided by operating activities	61.8	61.6
Cash flow from investing activities
Capital expenditures	(9.9)	(5.1)
Purchases of intangible assets	(2.5)	(0.3)
Cash received from equipment rebates	0.1	1.3
Purchases of short-term investments	(180.8)	—
Net cash used in investing activities	(193.1)	(4.1)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	638.2	—
Payments of deferred offering costs	(0.9)	—
Shares repurchased for tax withholdings on release of restricted stock	(241.2)	(24.0)
Principal payments against capital lease obligations(1)	(29.8)	(34.6)
Other	(1.3)	(1.2)
Net cash provided by (used in) financing activities	365.0	(59.8)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.8
Change in cash and cash equivalents	235.3	(1.5)
Cash and cash equivalents—beginning of period	430.0	352.7
Cash and cash equivalents—end of period	$665.3	$351.2

Supplemental cash flow data:
Non-cash investing and financing activities:
Property and equipment acquired under capital leases	$25.5	$14.5

(1)	Includes amounts attributable to related party transactions. See Note 11 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1.Description of the Business and Summary of Significant Accounting Policies
Business
Dropbox, Inc. (the “Company” or “Dropbox”) is a global collaboration platform. Dropbox was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States of America generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of Dropbox and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of operations, statements of comprehensive loss and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2018 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2017, included in the Company's prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 23, 2018, referred to as the Prospectus.

Initial public offering and private placement
On March 27, 2018, the Company closed its initial public offering ("IPO"), in which the Company issued and sold 26,822,409 shares of Class A common stock at $21.00 per share. The Company received aggregate proceeds of $538.2 million, net of underwriters' discounts and commissions, before deducting offering costs of $6.9 million, net of reimbursements.

Immediately prior to the closing of the Company’s IPO, 147,310,563 shares of convertible preferred stock outstanding converted into an equivalent number of shares of Class B common stock. Further, pursuant to transfer agreements with certain of the Company’s stockholders, 258,620 shares of the Company’s convertible preferred stock and 2,609,951 shares of the Company’s Class B common stock automatically converted into an equivalent number of shares of Class A common stock.

Immediately subsequent to the closing of the Company's IPO, Salesforce Ventures LLC purchased 4,761,905 shares of Class A common stock from the Company at $21.00 per share. The Company received aggregate proceeds of $100.0 million and did not pay any underwriting discounts or commissions with respect to the shares that were sold in the private placement.

The Company’s net proceeds from the IPO and the concurrent private placement totaled $638.2 million, before deducting offering costs of $6.9 million, net of reimbursements.

On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of the Company's Class A common stock at $21.00 per share. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million, net of underwriters' discounts and commissions. The shares and proceeds from this transaction are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2018.

Upon the effectiveness of the registration statement for the Company's IPO, which was March 22, 2018, the liquidity event-related performance vesting condition, referred to as the Performance Vesting Condition, associated with the Company's two-tier RSUs was satisfied. As a result, the Company recognized the cumulative unrecognized stock-based compensation related to its two-tier restricted stock units ("RSUs") using the accelerated attribution method of $418.7 million attributable to service prior to such effective date. As of March 31, 2018, the remaining unamortized stock-based compensation related to the

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

two-tier RSUs was $2.6 million, which will be recognized if the requisite service is provided over a weighted average period of 0.6 years.
During the three months ended March 31, 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement for the Company's IPO, rather than six months following an IPO. As a result, the Company released 26.8 million shares of common stock underlying the two-tier RSUs for which the Performance Vesting Condition was satisfied, and recorded $13.9 million in employer related payroll tax expenses associated with these same awards during the three months ended March 31, 2018. See “—Stock-Based Compensation” for further discussion regarding the Company's two-tier RSUs.

Stock Split
On March 7, 2018, the Company effected a 1-for-1.5 reverse stock split of its capital stock. All of the share and per share information referenced throughout the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. Management evaluates these estimates and assumptions on a regular basis. Actual results may differ materially from these estimates.

The Company’s most significant estimates and judgments involve recognition of revenue, the measurement of the Company’s stock-based compensation, including the estimation of the underlying deemed fair value of common stock in periods prior to the date of the Company's IPO, the estimation of the fair value of market-based awards, and the valuation of acquired intangible assets and goodwill from business combinations.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 12.

Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive income (loss).

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded $0.7 million and $2.7 million in net foreign currency transaction gains in the three months ended March 31, 2018 and 2017, respectively.

Revenue recognition
The Company derives its revenue from subscription fees from customers for access to its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company’s subscription agreements generally have monthly or annual contractual terms and a small percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company’s contracts are generally non-cancelable.

The Company bills in advance for monthly contracts and typically bills annually in advance for contracts with terms of one year or longer. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily relating to rights to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

The Company records contract liabilities when cash payments are received or due in advance of performance to deferred revenue. Deferred revenue primarily relates to the advance consideration received from the customer.

The price of subscriptions is generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. As a result, the amount of revenue recognized in the periods presented from performance obligations satisfied (or partially satisfied) in previous periods was not material.

The Company recognized $188.2 million and $155.0 million of revenue during the three months ended March 31, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

As of March 31, 2018, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $495.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan"). The Company had two types of RSUs outstanding as of March 31, 2018:

•
One-tier RSUs, which have a service-based vesting condition over a four year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company began granting one-tier RSUs under its 2008 Plan in August 2015 and it continues to grant one-tier RSUs under its 2018 Plan. The Company recognizes compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

•
Two-tier RSUs, which have both a service-based vesting condition and a Performance Vesting Condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards will vest quarterly. The Performance Vesting Condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) the earlier of (a) six months after the Company’s initial public offering or (b) March 15 of the year following the Company’s initial public offering. During the quarter ended March 31, 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was in May 2015. The Company recognizes compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

The Performance Vesting Condition for the two-tier RSUs was satisfied upon the effectiveness of the registration statement related to the Company's IPO, which was March 22, 2018. The Company recognized the cumulative unrecognized

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

expense of the two-tier RSUs, using the accelerated attribution method, during the three months ended March 31, 2018. See "—Initial Public Offering and Private Placement” for further discussion.

Since August 2015, the Company has granted RSUs as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founders, and has not granted any stock options since then. The fair values of the common stock underlying the RSUs granted in periods prior to the date of the Company's IPO were determined by the Board of Directors, with input from management and contemporaneous third-party valuations, which were performed at least quarterly. For valuations after the Company's IPO, the Board of Directors will determine the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions.

The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, or, each, a Stock Price Target. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. The average grant date fair value of each Co-Founder Grant was estimated to be $10.60 per share, and the Company will recognize aggregate stock-based compensation expense of $156.2 million over the requisite service period of each tranche, which ranged from 2.9 to 6.9 years, using the accelerated attribution method. If the Stock Price Targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

The Co-Founder Grants contain an implied performance-based vesting condition because the Stock Price Targets are based on the trailing 30-day average price of the shares from an established national securities exchange or automated quotation system. Accordingly, no vesting could occur until the completion of the Company’s IPO. The relevant performance-based vesting condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market, in connection with the Company’s IPO, which was March 23, 2018. The Company recognized the cumulative unrecognized expense of $10.6 million for the Co-Founder Grants, using the accelerated attribution method, during the three months ended March 31, 2018. See Note 8, “Stockholders’ Equity” for further discussion.

Cash and cash equivalents
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Short-term investments
The Company’s short-term investments are primarily comprised of U.S. treasury securities, corporate notes and obligations, U.S. agency obligations, commercial paper, and certificates of deposits. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Interest income is reported within interest expense, net in the condensed consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed consolidated statements of operations.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 17% and 31% of total trade and other receivables, net as of March 31, 2018. Two customers accounted for 18% and 27% of total trade and other receivables, net as of December 31, 2017. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements. Historically, the Company’s non-trade receivables have related primarily to receivables resulting from tenant improvement allowances. Non-trade receivables totaled $3.6 million and $5.2 million, as of March 31, 2018 and December 31, 2017, respectively, and are classified within prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheet. The Company deferred incremental costs of obtaining a contract of $9.8 million and $4.7 million during the three months ended March 31, 2018 and 2017, respectively.

Deferred commissions, net included in prepaid and other current assets were $9.5 million and $8.1 million as of March 31, 2018 and December 31, 2017, respectively. Deferred commissions, net included in other assets were $30.8 million and $24.8 million as of March 31, 2018 and December 31, 2017, respectively.

Deferred commissions are amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $2.4 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

Property and equipment, net
Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. In the first quarter of 2018, the Company determined that the useful lives of certain infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. The Company accounted for this as a change in estimate that will be applied prospectively, effective as of January 1, 2018. This change in depreciable life resulted in a reduction of $6.1 million in depreciation expense within cost of revenue during the three months ended March 31, 2018.

The following table presents the estimated useful lives of property and equipment:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Property and equipment	Useful life
Buildings	20 to 30 years
Datacenter and other computer equipment	3 to 5 years
Office equipment and other	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable capital and operating leases with various expiration dates through 2033. Certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentive obligations and are amortized as reductions to rent expense over the lease term. In addition, certain of the operating lease agreements contain rent concession, rent escalation, and options to renew. Rent concession and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date the Company has the right to use the leased property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

The Company leases certain equipment from various third parties, including from a related party, through equipment financing leases under capital leases. See Note 11, “Related Party Transactions” for additional details. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as a capital leases. These leases are capitalized in property and equipment and the related amortization of assets under capital leases is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations. Initial asset values and lease obligations are based on the present value of future minimum lease payments.

Long-lived assets, including goodwill and other acquired intangible assets, net
The Company evaluates the recoverability of its property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review determines that the carrying amount of specific property and equipment or intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value.

The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value.

The Company has not recorded impairment charges on property and equipment, goodwill, or intangible assets for the periods presented in these condensed consolidated financial statements.

Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of amortization. If the Company reduces the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis. See "—Property and Equipment, Net” for further discussion regarding a change in useful life applied during the three months ended March 31, 2018.

Income taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, such as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform Act"), correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.

To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and results of operations.

Fair value measurement
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions, and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1—Quoted prices in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3—Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption by public entities is permitted. The Company is in the initial stage of its assessment of the new standard and is currently evaluating the quantitative impact of adoption and the related disclosure requirements. The Company anticipates the adoption of this standard will result in a substantial increase in its non-current assets and liabilities recorded on the condensed consolidated balance sheets. The adoption of the standard is not expected to have a material impact on the consolidated statement of operations. While the Company is assessing all potential impacts of the adoption of the standard, it currently expects the most significant impact to be the capitalization of right-to-use assets and lease liabilities for its office space and datacenter operating leases. The Company expects its accounting for capital leases related to infrastructure equipment to remain substantially unchanged under the new standard. The Company expects to adopt the standard on January 1, 2019.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the timing and impact of adopting ASU No. 2018-02.

Recently adopted accounting pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825), which primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The Company adopted ASU No. 2016-01 on January 1, 2018. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers Other than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU No. 2016-16 on January 1, 2018. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements.

Note 2.	Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2018 consisted of the following:

	As of March 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$71.2	$—	$—	$71.2
Cash equivalents
Money market funds	506.1	—	—	506.1
U.S. Treasury securities	62.0	—	—	62.0
U.S. agency obligations	12.1	—	—	12.1
Commercial paper	10.8	—	—	10.8
Corporate notes and obligations	2.6	—	—	2.6
Certificates of deposit	0.5	—	—	0.5
Total cash and cash equivalents	$665.3	$—	$—	$665.3
Short-term investments
U.S. Treasury securities	93.6	—	—	93.6
Corporate notes and obligations	57.4	—	(0.1)	57.3
U.S. agency obligations	14.4	—	—	14.4
Commercial paper	10.3	—	—	10.3
Certificates of deposit	5.1	—	—	5.1
Total short-term investments	180.8	—	(0.1)	180.7
Total	$846.1	$—	$(0.1)	$846.0

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company's cash and cash equivalents at December 31, 2017 consisted of cash of $62.9 million and money market funds of $367.1 million. The Company did not have short-term investments as of December 31, 2017.

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $13.9 million and $13.3 million as of March 31, 2018 and December 31, 2017, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2018.

The Company had 77 short-term investments in unrealized loss positions as of March 31, 2018. There were no material gross unrealized losses from available-for-sale securities and no realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of March 31, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2018:

	As of March 31, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$105.1	$105.1
Due between one to four years	75.7	75.6
Total	$180.8	$180.7

Note 3.	Fair Value Measurements

The Company measures its financial instruments at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the above input categories:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$506.1	$—	$—	$506.1
U.S. Treasury securities	—	62.0	—	62.0
U.S. agency obligations	—	12.1	—	12.1
Commercial paper	—	10.8	—	10.8
Corporate notes and obligations	—	2.6	—	2.6
Certificates of deposit	—	0.5	—	0.5
Total cash equivalents	$506.1	$88.0	$—	$594.1
Short-term investments
U.S. Treasury securities	$—	$93.6	$—	$93.6
Corporate notes and obligations	—	57.3	—	57.3
U.S. agency obligations	—	14.4	—	14.4
Commercial paper	—	10.3	—	10.3
Certificates of deposit	—	5.1	—	5.1
Total short-term investments	$—	$180.7	$—	$180.7
Total cash equivalents and short-term investments	$506.1	$268.7	$—	$774.8

The total cash equivalents held by the Company as of December 31, 2017 were $367.1 million and were entirely comprised of money market funds classified within Level 1 of the fair value hierarchy.

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2018	December 31, 2017
Building	$36.6	$36.6
Datacenter and other computer equipment	692.4	663.1
Furniture and fixtures	23.8	21.2
Leasehold improvements	129.0	118.6
Construction in process	2.0	7.2
Total property and equipment	883.8	846.7
Accumulated depreciation and amortization	(538.2)	(504.8)
Property and equipment, net	$345.6	$341.9

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company leases certain infrastructure from various third parties, including from a related party, through equipment financing leases that are accounted for as capital leases. See Note 11, “Related Party Transactions” for additional details. Infrastructure assets as of March 31, 2018 and December 31, 2017, respectively included a total of $413.2 million and $417.9 million acquired under capital lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under capital leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under capital leases totaled $253.4 million and $259.0 million as of March 31, 2018 and December 31, 2017, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

Depreciation expense related to property and equipment was $34.1 million and $44.5 million for the three months ended March 31, 2018 and 2017, respectively.

Note 5.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2018 and December 31, 2017. The Company did not complete any business combinations in any of the periods presented.

Note 6.	Revolving Credit Facility

In April 2017, the Company entered into an amended and restated credit and guaranty agreement which provided for a $600.0 million revolving loan facility (the “revolving credit facility”). In conjunction with the revolving credit facility, the Company paid upfront issuance fees of $2.6 million, which are being amortized over the five-year term of the agreement.

In February 2018, the Company amended its revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $275.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the amendment, the Company paid upfront issuance fees of $0.4 million, which are being amortized over the remaining term of the agreement.

Pursuant to the terms of the revolving credit facility, the Company may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing. Pursuant to the terms of the revolving credit facility, the Company is required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company is required to pay a fee in connection with letters of credit issued under the revolving credit facility, which accrues at a rate of 1.5% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate based on LIBOR plus a spread of 1.50% or at an alternative base rate plus a spread of 0.50%.

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2018 and December 31, 2017, respectively.

The Company had an aggregate of $82.7 million of letters of credit outstanding under the revolving credit facility as of March 31, 2018, and the Company’s total available borrowing capacity under the revolving credit facility was $642.3 million as of March 31, 2018. The Company’s letters of credit expire between April of 2019 and April of 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 7.	Commitments and Contingencies

Leases
The Company has entered into various non-cancelable operating lease agreements for certain offices and datacenters with contractual lease periods expiring at various dates through 2033. The facility lease agreements generally provide for escalating rental payments and for options to renew, which could increase future minimum lease payments if exercised. The Company recognizes rent expense on a straight-line basis over the lease period and accounts for the difference between straight-line rent and actual lease payments as deferred rent.

Gross rent expense was $21.9 million and $16.0 million for the three months ended March 31, 2018 and 2017, respectively. Sublease income, which is recorded as a reduction of rental expense, was $3.5 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. Sublease income in excess of the Company’s original lease obligation is split with the original lessor per the terms of the sublease agreement, with the Company’s portion recorded to other income (loss), net.

In 2017, the Company entered into a new lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. Included in the operating lease commitments below are total expected minimum obligations under the lease agreement of $829.7 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $73.8 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.

Other commitments
Other commitments include payments to third-party vendors for services related to the Company’s infrastructure, infrastructure warranty contracts, payments related to the imputed financing obligation for its previous headquarters, asset retirement obligations for office modifications, and a note payable related to financing of infrastructure.

Future minimum payments under the Company’s capital leases, non-cancelable operating leases, and other commitments as of December 31, 2017, are as follows. There have been no material changes in our commitments and contingencies, as disclosed in the Prospectus.

	Capital lease commitments	Operating lease commitments(1)	Other commitments
Year ended December 31:
2018	$108.3	$91.5	$64.0
2019	54.9	94.9	49.9
2020	18.4	126.0	34.7
2021	0.4	115.9	1.7
2022	—	109.0	—
Thereafter	—	812.6	4.8
Future minimum payments	182.0	$1,349.9	$155.1
Less interest and taxes	(7.7)
Less current portion of the present value of minimum lease payments	(102.7)
Capital lease obligations, net of current portion	$71.6

(1)
Consists of future non-cancelable minimum rental payments under operating leases for the Company’s offices and datacenters, excluding rent payments from the Company’s sub-tenants, variable operating expenses, and tenant improvement reimbursements. Non-cancelable rent payments from the Company’s sub-tenants as of December 31, 2017, are expected to be $72.1 million through 2023.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims.

Note 8.	Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share.

As of March 31, 2018, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of December 31, 2017, the Company had authorized 533.3 million shares of Class A common stock, and 466.7 million shares of Class B common stock, each with par value of $0.00001. As of March 31, 2018, 54.0 million shares of Class A common stock, 341.0 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2018 and December 31, 2017 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

Convertible preferred stock
Immediately prior to the closing of the Company’s IPO, all of the 147.3 million shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock. Further, pursuant to transfer agreements with certain of the Company’s stockholders, 0.3 million shares of the Company’s convertible preferred stock automatically converted into an equivalent number of shares of Class A common stock.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Equity incentive plans
Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. Options are granted at a price per share equal to the fair market value of Dropbox’s common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. No options have been granted since August of 2015. RSUs and RSAs are also granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Dropbox Board of Directors. The 2018 Plan was adopted on March 22, 2018 with a reserve of 41.4 million shares of our Class A common stock for future issuance. As of March 31, 2018, there were 38.7 million shares issued and outstanding and 53.9

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

million available for issuance under the 2008 Equity Incentive Plan, the 2017 Equity Incentive Plan, and the 2018 Plan ("the Plans").

Stock option and restricted stock activity for the Company's Equity Incentive Plans was as follows for the three months ended March 31, 2018:

		Options outstanding			Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2017	9.0	5.0	$10.52	5.5	54.9	$15.60
Reserved for issuance under the 2018 Plan	41.4	—	—		—	—
Additional shares authorized	1.3	—	—		—	—
Options exercised and RSUs released	—	(0.2)	6.20		(30.6)	14.85
Options and RSUs canceled	1.4	—	—		(1.4)	17.12
Shares repurchased for tax withholdings on release of restricted stock	11.8	—	—		—	—
Restricted stock granted	(11.0)	—	—		11.0	17.20
Balance at March 31, 2018	53.9	4.8	$10.62	2.7	33.9	$16.76
Vested at March 31, 2018		4.7	$10.31	2.6	—	$—
Unvested at March 31, 2018		0.1	$24.12		33.9	$16.76

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Intrinsic value of options exercised	$1.7	$1.0

As of March 31, 2018, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $500.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 3.1 years as of March 31, 2018.

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 9 as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, or, each, a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period begins on the first trading day following the later of (a) the expiration of the lock-up period following the first date the Company’s shares are traded on an established national securities exchange or automated quotation system (the “IPO Date”) and (b) January 1, 2019 and ends on the earliest to occur of: (i) the date on which all shares subject to the Co-Founder Grants vest, (ii) the date the applicable co-founder ceases to satisfy the service-based vesting condition, (iii) the tenth anniversary of the IPO Date, and (iv) the occurrence of an acquisition of the Company prior to the IPO Date.

During the first four years of the Performance Period, no more than 20% of the shares subject to each Co-Founder Grant would be eligible to vest in any calendar year. After the first four years, all shares are eligible to vest based on the achievement of the Stock Price Targets.

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. As of March 31, 2018, unamortized stock-based compensation expense related to the Co-Founder Grants was $145.6 million.

The Company calculated the grant date fair value of the Co-Founder Grants based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation also calculates a derived service period for each of the nine vesting tranches, which is the measure of the expected time to achieve each Stock Price Target. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of each Co-Founder Grant was estimated to be $10.60 per share. The weighted-average derived service period of each Co-Founder Grant was estimated to be 5.2 years, and ranged from 2.9 - 6.9 years. The Company will recognize aggregate stock-based compensation expense of $156.2 million over the derived service period of each tranche using the accelerated attribution method as long as the co-founders satisfy their service-based vesting conditions. If the Stock Price Targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

Note 9.	Net Loss Per Share

The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result net losses were not allocated to these participating securities.

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the private placement and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the quarter ended March 31, 2018:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended March 31,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(30.8)	$(434.7)	$(0.9)	$(32.2)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	14.5	204.3	5.5	188.0
Net loss per common share, basic and diluted	$(2.13)	$(2.13)	$(0.17)	$(0.17)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three months ended March 31,
	2018	2017
Convertible preferred stock	—	147.6
Restricted stock units	56.3	49.0
Options to purchase shares of common stock	4.9	5.2
Co-Founder Grants	14.7	—
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	0.4
Total	75.9	202.2

Note 10.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $1.8 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

The income tax expense for the first quarter of 2018 was primarily attributable to U.S. state income taxes, foreign taxes, and increases in uncertain tax positions.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2018, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $7.8 million for the three months ended March 31, 2018, of which $0.3 million, if recognized, would affect the Company's effective tax rate.
Impact of the Tax Cuts and Jobs Act ("2017 Tax Reform Act")

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The 2017 Tax Reform Act was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the 2017 Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The 2017 Tax Reform Act also contains a number of provisions that may impact the Company in future years.

Since ongoing guidance and accounting interpretation is expected in the 12 months following enactment, the Company has made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continues to analyze its accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Reform Act will be applied or otherwise administered that is different from the Company’s interpretation. As the Company completes its analysis of the 2017 Tax Reform Act, collects and prepares necessary data, and interprets any additional guidance, the Company may make adjustments to provisional amounts that it has recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the 2017 Tax Reform Act was enacted.

As a result of the reduction in the corporate rate, the Company remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse. The Company provisionally estimated that the remeasurement resulted in a reduction in deferred tax assets of $63.1 million, which was fully offset by a corresponding change to the Company’s valuation allowance. Although the tax rate reduction was known, the Company had not collected the necessary data to complete its analysis of the effect of the 2017 Tax Reform Act on the underlying deferred taxes and as such, the amounts recorded as of December 31, 2017 were provisional. However, the Company anticipates that any adjustment to provisional amounts recorded would be fully offset by a corresponding change to the Company’s valuation allowance. The Company has not made any additional measurement-period adjustments related to these items during the quarter because the Company is continuing to gather additional information and expects to complete its accounting within the prescribed measurement period.

The Company has also considered and estimated a number of provisions of the 2017 Tax Reform Act effective January 1, 2018 as part of the estimated annual effective tax rate as of March 31, 2018. Due to forecasted tax losses and a full valuation allowance in the U.S., these provisions had no material impact to the income tax provision as of March 31, 2018.

The 2017 Tax Reform Act also repealed the corporate alternative minimum tax (“AMT”) effective beginning in 2018, and permits AMT credit carryforwards to be refunded to the extent unused through 2021. Since the Company does not anticipate the use of these credits to reduce future federal taxes, the Company was able to reasonably estimate the income tax benefit and income tax receivable of $1.4 million during the year ended December 31, 2017. The Company had not collected the necessary data to complete its analysis of the classification of the AMT credit as a receivable and as such, the amounts recorded as an income tax receivable as of December 31, 2017 were provisional. There have not been material changes to the provisional amounts as of March 31, 2018.

The 2017 Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). As a result of the cumulative deficits in the Company’s foreign subsidiaries, the Company estimated that it has no Transition Tax inclusion. As of March 31, 2018, the Company has made no changes to its estimated Transition Tax inclusion.

The 2017 Tax Reform Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of this provision, the Company is still evaluating the effects of the provision on its condensed consolidated financial statements and has not yet determined its accounting policy as of March 31, 2018. The Company has, however, included the estimated impact related to current year operations only in its annual effective tax rate for 2018 and has not provided for additional impact on deferred items. The Company expects to complete its accounting within the prescribed measurement period.

Note 11.	Related Party Transactions

Dropbox Charitable Foundation

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

During the year ended December 31, 2016, two of the Company’s controlling shareholders formed the Dropbox Charitable Foundation, a Delaware non-stock corporation (the “Foundation”). The primary purpose of the Foundation is to engage in charitable and educational activities within the meaning of Section 501(c)(3) of the Code. The Foundation is governed by a Board of Directors, a majority of which are independent. Both shareholders made contributions to the Foundation during the year ended December 31, 2016, comprised entirely of shares of Dropbox common stock. The Company has not consolidated the Foundation in the accompanying condensed consolidated financial statements, as the Company does not have control of the entity.

During the three months ended March 31, 2018, the Company did not make made cash contributions to the Foundation and during the three months ended March 31, 2017, the Company made cash contributions to the Foundation of $0.1 million.

Hewlett Packard Enterprise
The Company has engaged in various commercial relationships with Hewlett Packard Enterprise (“HPE”), whose chief executive officer was appointed to the Dropbox Board of Directors in September 2017. The chief executive officer of HPE resigned effective February 1, 2018. The Company's commercial relationships with HPE include infrastructure equipment under capital leases, the purchase of commercial products and other services, and a multi-year subscription agreement for access to the Dropbox platform. During the three months ended March 31, 2018 and through the date of the resignation of the former chief executive officer of HPE, the Company made payments of $5.5 million for infrastructure equipment under capital leases and commercial products and services provided by HPE. As of March 31, 2018, the Company had a remaining obligation of $94.7 million for equipment under capital lease from HPE. Related to the multi-year subscription agreement, the Company recognized an immaterial amount of revenue during the three months ended March 31, 2018, and had an immaterial balance of deferred revenue and outstanding trade receivables as of March 31, 2018.

Note 12.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2018	December 31, 2017
United States	$325.9	$323.7
International(1)	19.7	18.2
Total property and equipment, net	$345.6	$341.9

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2018 and December 31, 2017.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
United States	$161.6	$129.9
International(1)	154.7	118.0
Total revenue	$316.3	$247.9

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2018 and 2017.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 13.	Subsequent Events

On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of the Company's Class A common stock. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million, net of underwriters' discounts and commissions. The shares and proceeds are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our final prospectus, dated March 22, 2018, and filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 23, 2018, referred to as the Prospectus. Our fiscal year ends December 31.

Overview
Our modern economy runs on knowledge. Today, knowledge lives in the cloud as digital content, and Dropbox is a global collaboration platform where more and more of this content is created, accessed, and shared with the world. We serve more than 500 million registered users across 180 countries.

Since our founding in 2007, our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own.

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 11.5 million paying users.

Our Subscription Plans
We generate revenue from individuals, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus and Professional plans, or purchase multiple licenses through a Standard, Advanced, or Enterprise team plan. Each team represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

Our premium subscription plans, such as Professional and Advanced, provide more functionality than other subscription plans and are offered at higher prices per user. Our Standard and Advanced subscription plans offer robust capabilities for businesses, and the vast majority of Dropbox Business teams purchase our Standard or Advanced subscription plans. While our Enterprise subscription plan offers more opportunities for customization, companies can subscribe to any of these team plans for their business needs.

Our Customers
Our customer base is highly diversified, and in the period presented, no customer accounted for more than 1% of our revenue. Our customers include individuals, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

Our Business Model

Drive new signups

We acquire users efficiently and at relatively low costs through word-of-mouth referrals, direct in-product referrals, and sharing of content. Anyone can create a Dropbox account for free through our website or app and be up and running in minutes. These users often share and collaborate with other non-registered users, attracting new signups into our network.

Increase conversion of registered users to our paid subscription plans

We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website. We actively encourage our registered users to become paying users through in-product prompts and notifications, time-limited free trials of paid subscription plans, email campaigns, and lifecycle marketing.

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus and Professional for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Paying users
We define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. One person would count as multiple paying users if the person had more than one active license. For example, a 50-person Dropbox Business team would count as 50 paying users, and an individual Dropbox Plus user would count as one paying user. If that individual Dropbox Plus user was also part of the 50-person Dropbox Business team, we would count the individual as two paying users.

We have experienced growth in the number of paying users across our products, with the vast majority of paying users for the periods presented coming from our self-serve channels.

The below table sets forth the number of paying users as of March 31, 2018, December 31, 2017, and March 31, 2017.

	As of March 31,	As of December 31,	As of March 31,
	2018	2017	2017
	(In millions)
Paying users	11.5	11.0	9.3

Average revenue per paying user
We define average revenue per paying user, or ARPU, as our revenue for the period presented divided by the average paying users during the same period. For interim periods, we use annualized revenue, which is calculated by dividing the revenue for the particular period by the number of days in that period and multiplying this value by 365 days. Average paying users are calculated based on adding the number of paying users as of the beginning of the period to the number of paying users as of the end of the period, and then dividing by two.

Our ARPU increased for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to an increased mix of sales towards our higher priced subscription plans, including our Dropbox Business Advanced Plan that launched in the first quarter of 2017, and favorable foreign currency fluctuations related to our sales that are denominated in foreign currencies.

The below table sets forth our ARPU for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,
	2018	2017
ARPU	$114.30	$110.79

Non-GAAP Financial Measure

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe that free cash flow, or FCF, a non-GAAP financial measure, is useful in evaluating our liquidity.

Free cash flow
We define FCF as GAAP net cash provided by operating activities less capital expenditures. We believe that FCF is a liquidity measure and that it provides useful information regarding cash provided by operating activities and cash used for investments in property and equipment required to maintain and grow our business. FCF is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. FCF has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of FCF are that FCF does not reflect our future contractual commitments, excludes investments made to acquire assets under capital leases, and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Our FCF declined for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to higher employee compensation payments, which included the payment of our annual corporate bonus and employer payroll taxes related to the release of our two-tier RSUs in connection with our initial public offering ("IPO"), payments related to our brand marketing campaign, and higher capital expenditures related to our office and datacenter build-outs. These cash outflows were offset by increased subscription sales, as a majority of our paying users are invoiced in advance.

We expect our FCF to fluctuate in future periods as we purchase infrastructure equipment to support our user base and invest in our new and existing office spaces, including our new corporate headquarters, to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in a decrease in FCF as a percentage of revenue in future periods.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three months ended March 31,
	2018	2017
	(In millions)
Net cash provided by operating activities	$61.8	$61.6
Capital expenditures	(9.9)	(5.1)
Free cash flow	$51.9	$56.5

Components of Our Results of Operations

Revenue
We generate revenue from sales of subscriptions to our platform.

Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our subscription agreements typically have monthly or annual contractual terms, although a small percentage have multi-year contractual terms. Our agreements are generally non-cancelable. We typically bill in advance for monthly contracts and annually in advance for contracts with terms of one year or longer. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized.

Our revenue is driven primarily by the number of paying users and the price we charge for access to our platform, which varies based on the type of plan to which a customer subscribes. We generate over 90% of our revenue from self-serve channels. No customer represented more than 1% of our revenue in the periods presented.

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users, also known as Basic users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

During the first quarter of 2018, based on considerations including our asset replacement cycle and our ongoing infrastructure optimization efforts, we revisited the useful life estimates of certain infrastructure equipment. These optimization efforts include software efficiencies that allow us to utilize certain infrastructure equipment for longer periods of time. As a result, we determined that the useful lives of the impacted infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. We accounted for this as a change in estimate that will be applied prospectively, effective as of January 1, 2018. This change in depreciable life resulted in a reduction of $6.1 million in depreciation expense within cost of revenue during the three months ended March 31, 2018.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our cost of revenue increased significantly in absolute dollars during the three months ended March 31, 2018 due to the completion of our initial public offering.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. As we continue to increase the utilization of our internal infrastructure, we generally expect our gross margin, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, to remain relatively constant in the near term and to increase modestly in the long term. Our gross margin decreased significantly on a sequential basis during the three months ended March 31, 2018 as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation” due to the completion of our initial public offering.

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, and allocated overhead. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

We plan to continue to hire employees for our engineering, product, and design teams to support our research and development efforts. We expect that research and development costs will increase in absolute dollars in future periods and, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, vary from period to period as a percentage of revenue.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, brand marketing costs, lead generation costs, and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a user, are deferred and amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees and fees payable to third-party sales representatives.

We plan to continue to invest in sales and marketing to grow our user base and increase our brand awareness, including marketing efforts to continue to drive our self-serve business model. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns. We expect that sales and marketing expenses will increase in absolute dollars in future periods and, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, vary from period to period as a percentage of revenue.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, non-income based taxes, and contributions to the Dropbox Charitable Foundation.

We expect to incur additional general and administrative expenses to support the growth of the Company as well as our transition to being a publicly traded company, which includes the recognition of stock-based compensation expense related to grants of restricted stock made to our co-founders. We expect that general and administrative expenses will increase in absolute dollars in future periods and, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, vary from period to period as a percentage of revenue.

As a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation,” our research and development, sales and marketing, and general and administrative expenses increased significantly in absolute dollars and as a percentage of revenue during the three months ended March 31, 2018 due to the completion of our initial public offering.

Interest expense, net
Interest expense, net consists primarily of interest expense related to our capital lease obligations for infrastructure and our imputed financing obligation for our obligation to the legal owner of our previous corporate headquarters, partially offset by interest income earned on our money market funds classified as cash and cash equivalents and short-term investments.

Other income (expense), net
Other income (expense), net consists of other non-operating gains or losses, including those related to ongoing subleases, foreign currency transaction gains and losses, and realized gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. For the periods presented, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on our net deferred tax assets for federal, state, and certain foreign jurisdictions as we have concluded that it is not more likely than not that the deferred assets will be realized.

Impact of the Tax Cuts and Jobs Act ("2017 Tax Reform Act")
The 2017 Tax Reform Act was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the 2017 Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The 2017 Tax Reform Act also contains a number of provisions that may impact us in future years.

Since ongoing guidance and accounting interpretation is expected in the 12 months following enactment, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continue to analyze our accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Reform Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the 2017 Tax Reform Act was enacted. Adjustments made for the three months ended March 31, 2018 were not material.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
	2018	2017
	(In millions)
Revenue	$316.3	$247.9
Cost of revenue(1)	120.6	93.5
Gross profit	195.7	154.4
Operating expenses:(1)
Research and development	378.5	89.3
Sales and marketing	157.0	67.2
General and administrative	126.1	31.3
Total operating expenses	661.6	187.8
Loss from operations	(465.9)	(33.4)
Interest expense, net	(1.2)	(4.2)
Other income, net	3.4	4.8
Loss before income taxes	(463.7)	(32.8)
Provision for income taxes	(1.8)	(0.3)
Net loss	$(465.5)	$(33.1)

(1)	Includes stock-based compensation as follows:

	Three months ended March 31,
	2018	2017
	(In millions)
Cost of revenue	$37.8	$3.1
Research and development	282.9	21.8
Sales and marketing	72.4	7.7
General and administrative	93.4	6.2
Total stock-based compensation	$486.5	$38.8

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended March 31,
	2018	2017
	(As a % of revenue)
Revenue	100%	100%
Cost of revenue(1)	38%	38%
Gross profit	62%	62%
Operating expenses(1):
Research and development	120%	36%
Sales and marketing	50%	27%
General and administrative	40%	13%
Total operating expenses	209%	76%
Loss from operations	(147)%	(13)%
Interest expense, net	—%	(2)%
Other income, net	1%	2%
Loss before income taxes	(147)%	(13)%
Provision for income taxes	(1)%	—%
Net loss	(147)%	(13)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended March 31,
	2018	2017
	(As a % of revenue)
Cost of revenue	12%	1%
Research and development	89%	9%
Sales and marketing	23%	3%
General and administrative	30%	3%
Total stock-based compensation	154%	16%

Comparison of the three months ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In millions)
Revenue	$316.3	$247.9	$68.4	28%

Revenue increased $68.4 million or 28% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was primarily due to a 23% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In millions)
Cost of revenue	$120.6	$93.5	$27.1	29%
Gross profit	195.7	154.4	41.3	27%
Gross margin	62%	62%

Cost of revenue increased $27.1 million or 29% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $34.7 million increase in stock-based compensation which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. These increases were offset by a $8.9 million decrease in our infrastructure costs due to continued infrastructure usage optimization efforts, which included a benefit due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018.
Our gross margin remained constant at 62% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily due to the recording of stock-based compensation from the achievement of the Performance Vesting Condition related to our two-tier RSUs upon the effectiveness of the registration statement related to our IPO, offset by the decrease in our infrastructure costs and a 28% increase in our revenues, as described above.

Research and development

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In millions)
Research and development	$378.5	$89.3	$289.2	324%

Research and development expenses increased $289.2 million or 324% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $261.1 million increase in stock-based compensation which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Further, the increase in research and development expense was due to an increase of $18.4 million in employee-related expenses excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $7.9 million in overhead-related costs.

Sales and marketing

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In millions)
Sales and marketing	$157.0	$67.2	$89.8	134%

Sales and marketing expenses increased $89.8 million or 134% during three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $64.7 million increase in stock-based compensation which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Sales and marketing expenses also increased due to $16.3 million in brand marketing costs, lead generation costs, and third-party sales representative fees. In addition, the increase in sales and marketing expense was due to an increase of $5.4 million in employee-related expenses excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $3.7 million due to app store fees as a result of increased sales.

General and administrative

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(In millions)
General and administrative	$126.1	$31.3	$94.8	303%

General and administrative expenses increased $94.8 million or 303% during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a $87.2 million increase in stock-based compensation which included the achievement of the Performance Vesting Condition of our two-tier RSUs and the performance-based vesting condition for the Co-Founder Grants upon the effectiveness of the registration statement related to our IPO. In addition, general and administrative expenses increased $4.1 million due to employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs.

Interest expense, net

Interest expense, net decreased $3.0 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decrease in interest expense of $1.9 million due to fewer assets acquired under capital leases. In addition, interest income from our money market funds and short-term investments increased by $1.1 million.

Other income, net

Other income, net decreased $1.4 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to a decrease of $1.9 million in foreign currency gains primarily related to monetary assets and liabilities denominated in euros. The decrease in other income, net was partially offset by an increase in sublease income.

Provision for income taxes

Provision for income taxes increased $1.5 million during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily as a result of additional income in our profitable foreign entities and the release of our valuation allowance related to certain foreign deferred tax assets during the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents of $665.3 million and short-term investments totaling $180.7 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, U.S. treasury securities, corporate notes and obligations, U.S. agency obligations, commercial paper, and certificates of deposits. As of March 31, 2018, we had $55.5 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
On March 27, 2018, upon the completion of our IPO and concurrent private placement, we received aggregate proceeds of $638.2 million, net of underwriters' discounts and commissions, before deducting offering costs of $6.9 million, net of reimbursements.
On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of our Class A common stock. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million, net of underwriters' discounts and commissions. These shares and proceeds are not reflected in the condensed consolidated financial statements as of and for the three months ended March 31, 2018.
Since our inception, we have financed our operations primarily through equity issuances, cash generated from our operations, and capital leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into capital leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We expect to increase our use of capital leases in future periods to finance infrastructure equipment as certain assets reach the end of their useful lives.
Our principal uses of cash in recent periods have been funding our operations, the satisfaction of tax withholdings in connection with the settlement of restricted stock units, making principal payments on our capital lease obligations, and capital expenditures.
In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on April 4, 2022. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. We may from time to time request increases in the borrowing capacity under our revolving credit facility of up to $275.0 million, provided no event of default has occurred or is continuing or would result from such increase.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to the prime rate or the LIBOR rate, at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.5% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2018.
As of March 31, 2018, we had no amounts outstanding under the revolving credit facility and an aggregate of $82.7 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $642.3 million as of March 31, 2018.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, such as our new corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, and the continuing market acceptance of our platform. We may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2018	2017

Net cash provided by operating activities	$61.8	$61.6
Net cash used in investing activities	(193.1)	(4.1)
Net cash provided by (used in) used in financing activities	365.0	(59.8)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.8
Net increase (decrease) in cash and cash equivalents	$235.3	$(1.5)

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net loss adjusted for certain non-cash items, including depreciation and amortization expenses and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the three months ended March 31, 2018, net cash provided by operating activities was $61.8 million, which mostly consisted of our net loss of $465.5 million, adjusted for stock-based compensation expense of $486.5 million and depreciation and amortization expenses of $35.9 million, and net cash inflow of $3.1 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $26.7 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. The increase in deferred revenue was offset by a decrease in accrued compensation and benefits of $26.2 million due to the payout of our corporate bonus. Our net cash from operating activities for the three months ended March 31, 2018 also included a payment of $13.8 million of employer payroll taxes related to the release of our two-tier RSUs in connection with our IPO.
The increase in net cash provided by operating activities during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to a reduction of our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses, offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment, particularly for purchasing infrastructure equipment in co-location facilities that we directly lease and operate, and for making improvements to existing and new office spaces.
For the three months ended March 31, 2018, net cash used in investing activities was $193.1 million, which primarily related to purchases of short-term investments of $180.8 million and capital expenditures of $9.9 million related to our office and datacenter build-outs.
The increase in cash used in investing activities during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to increases in purchases of short-term investments and an increase in capital expenditures for office and datacenter build-outs.
Financing activities
Net cash provided by (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and capital lease obligations for our infrastructure equipment. In 2017, we began releasing shares of common stock underlying vested one-tier RSUs, which generally have a service-based vesting condition over a four-year period and resulted in cash outflows to satisfy the employee tax withholding obligation for those employees who elected to net share settle their awards. During the three months ended March 31, 2018, the Performance Vesting Condition related to our two-tier RSUs was achieved in connection with our IPO, and as a result, we released the shares of common stock underlying vested two-tier RSUs, which significantly increased our cash outflows to satisfy the employee tax withholding obligation during the period. See “—Significant Impacts of Stock-Based Compensation” for additional information.
For the three months ended March 31, 2018, net cash provided by (used in) financing activities was $365.0 million, which primarily consisted of $638.2 million in net proceeds from the completion of our IPO and concurrent private placement. The proceeds were offset by $241.2 million for the satisfaction of tax withholding obligations for the release of restricted stock units and $29.8 million in principal payments against capital lease obligations.
The increase in cash provided by financing activities during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to the increase of $638.2 million in net proceeds from the completion of our IPO and concurrent private placement, partially offset by an increase in cash outflows of $217.2 million related to the satisfaction of tax withholding obligations for the release of two-tier restricted stock units.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and capital leases for datacenter equipment. There have been no material changes in our contractual obligations and commitments, as disclosed in the Prospectus.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. We have two types of RSUs outstanding as of March 31, 2018:

•
One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. We recognize compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period.

•
Two-tier RSUs, which have both a service-based vesting condition and a liquidity event-related performance vesting condition. These awards typically have a service-based vesting period of four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards will vest quarterly. The Performance Vesting Condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) the earlier of (a) six months after our initial public offering or (b) March 15 of the year following our initial public offering. Our Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement related to our IPO, which was on March 22, 2018. Our last grant date for two-tier RSUs was May 2015. We recognize compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

Upon the effectiveness of the registration statement related to our IPO, which was March 22, 2018, the Performance Vesting Condition associated with our two-tier RSUs was satisfied. As a result, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date. As of March 31, 2018, the unamortized stock-based compensation related to our two-tier RSUs was $2.6 million, which will be recognized if the requisite service is provided over a remaining weighted average period of 0.6 years.

Co-Founder Grants

In December 2017, the Board of Directors approved a grant to our co-founders of restricted stock awards, or RSAs, with respect to 14.7 million shares of Class A Common Stock in the aggregate, or collectively, the Co-Founder Grants, of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. While the Co-Founder Grants have certain stockholder rights prior to their vesting, such as the right to vote the shares with the other holders of our Class A common stock, the Co-Founder Grants will be excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions.

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock began trading on the Nasdaq Global Select Market in connection with our IPO, which occurred on March 23, 2018. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, or, each, a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period, as follows:

Company Stock Price Target	Shares Eligible to Vest for Mr. Houston	Shares Eligible to Vest for Mr. Ferdowsi
$30.00	2,066,667	880,000
$37.50	1,033,334	440,000
$45.00	1,033,334	440,000
$52.50	1,033,333	440,000
$60.00	1,033,333	440,000
$67.50	1,033,333	440,000
$75.00	1,033,333	440,000
$82.50	1,033,333	440,000
$90.00	1,033,333	440,000

The Performance Period begins on the first trading day following the later of (a) the expiration of the lock-up period following the first date the Company’s shares are traded on an established national securities exchange or automated quotation system, or the IPO Date, and (b) January 1, 2019, and ends on the earliest to occur of: (i) the date on which all shares subject to the Co-Founder Grants vest, (ii) the date the applicable co-founder ceases to satisfy the service-based vesting condition, (iii) the tenth anniversary of the IPO Date, and (iv) the occurrence of an acquisition of the Company prior to the IPO Date.
During the first four years of the Performance Period, no more than 20% of the shares subject to each Co-Founder Grant would be eligible to vest in any calendar year. After the first four years, all shares are eligible to vest based on the achievement of the Company Stock Price Targets. The Co-Founder Grants contain an implied performance-based vesting condition that was satisfied on the date of our IPO.
We estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. The average grant date fair value of each Co-Founder Grant was estimated to be $10.60 per share, and we will recognize total stock-based compensation expense of $156.2 million over the requisite service period of each tranche, which ranged from 2.9 to 6.9 years, using the accelerated attribution method. If the Stock Price Targets are met sooner than the derived service period, we will adjust our stock-based compensation to reflect the cumulative expense associated with the vested awards. We will recognize stock-based compensation expense if the requisite service period is provided, regardless of whether the market conditions are achieved.
The performance vesting condition for the Co-Founder Grants was satisfied on the date that our shares of Class A common stock began trading on the Nasdaq Global Select Market in connection with our IPO. We recognized the cumulative unrecognized expense of our Co-Founder Grants of $10.6 million, using the accelerated attribution method, which increased our general and administrative expenses.
Award Modifications
During 2017, our Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, we recognized an incremental $10.0 million in stock-based compensation during the three months ended March 31, 2018 related to these modified RSUs. We do not expect to record incremental stock-based compensation related to this modification in future periods.
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” and Note 8, “Stockholders’ Equity” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our equity awards.

Critical Accounting Policies and Judgments

There have been no material changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Recent Accounting Pronouncements

See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $665.3 million and short-term investments totaling $180.7 million as of March 31, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, U.S. treasury securities, corporate notes and obligations, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of March 31, 2018, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2018, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the three months ended March 31, 2018, 33% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.7 million and $2.7 million in net foreign currency transaction gains in the three months ended March 31, 2018 and 2017, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2018 and 2017.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.
Inflation risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations, or financial condition.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. For example, in April 2015, Synchronoss Technologies, Inc., a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. We intend to vigorously defend this lawsuit, and believe we have valid defenses to the claims. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Future litigation may be necessary, among other things, to defend ourselves or our users by determining the scope, enforceability, and validity of third-party proprietary rights or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Our Industry

Our business depends on our ability to retain and upgrade paying users, and any decline in renewals or upgrades could adversely affect our future results of operations.

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products and support, a user no longer having a need for our products, or the perception that competitive products provide better or less expensive options. In addition, some paying users downgrade or do not renew their subscriptions.

We encourage paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. Additionally, we seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. If our paying users fail to renew or cancel their subscriptions, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed.

Although it is important to our business that our users renew their subscriptions after their existing subscriptions expire and that we expand our commercial relationships with our users, given the volume of our users, we do not track the retention rates of our individual users. As a result, we may be unable to address any retention issues with specific users in a timely manner, which could harm our business.

Our future growth could be harmed if we fail to attract new users or convert registered users to paying users.

We must continually add new users to grow our business beyond our current user base and to replace users who choose not to continue to use our platform. Historically, our revenue has been driven by our self-serve model, and we generate more than 90% of our revenue from self-serve channels. Any decrease in user satisfaction with our products or support could harm our brand, word-of-mouth referrals, and ability to grow.

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2018, we served over 500 million registered users but only 11.5 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

In addition, our user growth rate may slow in the future as our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline.

Our revenue growth rate has declined in recent periods and may continue to slow in the future.

We have experienced significant revenue growth in prior periods. However, our rates of revenue growth are slowing and may continue to slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our platform, a decrease in the growth of the overall content collaboration market, a failure by us to continue capitalizing on growth opportunities, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $325.9 million, $210.2 million, and $111.7 million in 2015, 2016, and 2017, respectively, and we had an accumulated deficit of $1,049.7 million as of December 31, 2017. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. In addition, we will incur additional rent expense in connection with our move to our new corporate headquarters, and additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

Our business could be damaged, and we could be subject to liability if there is any unauthorized access to our data or our users’ content, including through privacy and data security breaches.

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personally identifiable, confidential, or sensitive. We face security threats from malicious third parties that could obtain unauthorized access to our systems and networks. We anticipate that these threats will continue to grow in scope and complexity over time. For example, in 2016, we learned that an old set of Dropbox user credentials for approximately 68 million accounts was released. These credentials consisted of email addresses and passwords protected by cryptographic techniques known as hashing and salting. Hashing and salting can make it more difficult to obtain the original password, but may not fully protect the original password from being obtained. We believe these Dropbox user credentials were obtained in 2012 and related to a security incident we disclosed to users. In response, we notified all existing users we believed to be affected and completed a password reset for anyone who had not updated their password since mid-2012. We have responded to this event by expanding our security team and data monitoring capabilities and continuing to work on features such as two-factor authentication to increase protection of user information. While we believe our corrective actions will reduce the likelihood of similar incidents occurring in the future, third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems and networks. We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content.

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in an actual or perceived breach of user privacy. Our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

Any unauthorized or inadvertent access to, or an actual or perceived security breach of, our systems or networks could result in an actual or perceived loss of, or unauthorized access to, our data or our users’ content, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations, and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high profile security breach occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

Our business could be harmed by any significant disruption of service on our platform or loss of content.

Our brand, reputation, and ability to attract, retain, and serve our users are dependent upon the reliable performance of our platform, including our underlying technical infrastructure. Our users rely on our platform to store digital copies of their valuable content, including financial records, business information, documents, photos, and other important content. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our platform as often in the future, or at all.

As our user base and the amount and types of information stored, synced, and shared on our platform continues to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. During 2015 and 2016, we migrated the vast majority of user content to our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we add to our infrastructure, we may move or transfer additional content.

Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail.

In addition, the datacenters that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these datacenters, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Damage or interruptions to these datacenters could harm our platform and business.

We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for content collaboration solutions in general could negatively impact our business.

We generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of content collaboration solutions in general, and our platform in particular, is critical to our future growth and success. If the content collaboration market fails to grow or grows more slowly than we currently anticipate, demand for our platform could be negatively affected.

Changes in user preferences for content collaboration may have a disproportionately greater impact on us than if we offered multiple platforms or disparate products. Demand for content collaboration solutions in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•	awareness of the content collaboration category generally;

•	availability of products and services that compete with ours;

•	ease of adoption and use;

•	features and platform experience;

•	performance;

•	brand;

•	security and privacy;

•	customer support; and

•	pricing.

The content collaboration market is subject to rapidly changing user demand and trends in preferences. If we fail to successfully predict and address these changes and trends, meet user demands, or achieve more widespread market acceptance of our platform, our business, results of operations, and financial condition could be harmed.

Our business depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Several of our competitors own, develop, operate, or distribute operating systems, app stores, third-party datacenter services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, third-party datacenter services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our platform. For example, we currently offer products that directly compete with several large technology companies that we rely on to ensure the interoperability of our platform with their products or services. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations, and financial condition could be harmed.

We operate in competitive markets, and we must continue to compete effectively.

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Amazon, Apple, Google, and Microsoft, and in the content collaboration market with products offered by Atlassian, Google, and Microsoft. We compete with Box on a more limited basis in the cloud storage market for deployments by large enterprises. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

•	user-centric design;

•	ease of adoption and use;

•	scale of user network;

•	features and platform experience

•	performance;

•	brand;

•	security and privacy

•	accessibility across several devices, operating system, and applications;

•	third-party integration;

•	customer support;

•	continued innovation; and

•	pricing.

With the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our actual and potential competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

Demand for our platform is also sensitive to price. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or may bundle and offer a broader range of products and services. Similarly, certain competitors may use marketing strategies that enable them to acquire users at a lower cost than us. There can be no assurance that we will not be forced to engage in price-cutting initiatives or to increase our marketing and other expenses to attract and retain users in response to competitive pressures, either of which could materially and adversely affect our business, results of operations, and financial condition.

We may not be able to respond to rapid technological changes, extend our platform, or develop new features.

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, we recently introduced Paper, a new collaborative product experience, and Smart Sync, a new advanced productivity feature, to add additional functionality to our platform. There is no assurance that our enhancements to our platform or our new product experiences, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new productivity features to our platform, such as Smart Sync, may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

We may not successfully manage our growth or plan for future growth.

Since our founding in 2007, we have experienced rapid growth. For example, our headcount has grown from 1,446 employees as of December 31, 2015, to 1,858 employees as of December 31, 2017, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base or our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time and some do not have experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

In addition, our rapid growth may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.

Our lack of a significant outbound sales force may limit the potential growth of our business.

Historically, our business model has been driven by organic adoption and viral growth, with more than 90% of our revenue generated from self-serve channels. As a result, we do not have a significant outbound sales force, which has enabled us to be more efficient with our sales and marketing spend. Although we believe our business model can continue to scale without a large outbound sales force, our word-of-mouth and user referral marketing model may not continue to be as successful as we anticipate, and our limited experience selling directly to large organizations through our outbound sales force may impede our future growth. As we continue to scale our business, an enhanced sales infrastructure could assist in reaching larger organizations and growing our revenue. Identifying and recruiting additional qualified sales personnel and training them would require significant time, expense, and attention, and would significantly impact our business model. Further, adding more sales personnel would change our cost structure and results of operations, and we may have to reduce other expenses in order to accommodate a corresponding increase in sales and marketing expenses. If our limited experience selling and marketing to large organizations prevents us from reaching larger organizations and growing our revenue, and if we are unable to hire, develop, and retain talented sales personnel in the future, our business, results of operations, and financial condition could be adversely affected.

We may expand sales to large organizations, which could lengthen sales cycles and result in greater deployment challenges.

As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations may undertake a significant evaluation and negotiation process, which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand more configuration and integration of our platform or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. As a result, sales to large organizations may lead to greater unpredictability in our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may harm our relationships with our users and our financial results.

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 6.5 million as of December 31, 2015, to 11.5 million as of March 31, 2018. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:

•	our ability to retain and upgrade paying users;

•	our ability to attract new paying users and convert registered to paying users;

•	the timing of expenses and recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into operating and capital leases;

•	the timing of expenses related to acquisitions;

•	any large indemnification payments to our users or other third parties;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new product feature and service introductions by us or our competitors;

•	network outages or actual or perceived security breaches;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	changes in laws and regulations that impact our business; and

•	general economic and market conditions.

Our results of operations may not immediately reflect downturns or upturns in sales because we recognize revenue from our users over the term of their subscriptions with us.

We recognize revenue from subscriptions to our platform over the terms of these subscriptions. Our subscription arrangements generally have monthly or annual contractual terms, and we also have a small percentage of multi-year contractual terms. Amounts that have been billed are initially recorded as deferred revenue until the revenue is recognized. As a result, a large portion of our revenue for each quarter reflects deferred revenue from subscriptions entered into during previous quarters, and downturns or upturns in subscription sales, or renewals and potential changes in our pricing policies may not be reflected in our results of operations until later periods. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new users is recognized over the applicable subscription term. By contrast, a significant majority of our costs are expensed as incurred, which occurs as soon as a user starts using our platform. As a result, an increase in users could result in our recognition of more costs than revenue in the earlier portion of the subscription term. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.

We depend on our key personnel and other highly qualified personnel, and if we fail to attract, integrate, and retain our personnel, and maintain our unique corporate culture, our business could be harmed.

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. Some of our other key personnel have recently joined us and are still being integrated into our company. We may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

We do not have long-term employment agreements with any of our officers or key personnel. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, particularly in the San Francisco Bay Area where our headquarters are located, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management and large numbers of employees could significantly and adversely impact our culture.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users will be impaired and our business, results of operations, and financial condition will be harmed.

We believe that our brand identity and awareness have contributed to our success and have helped fuel our efficient go-to-market strategy. We also believe that maintaining and enhancing the Dropbox brand is critical to expanding our base of users. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or consumer perception of our platform or the providers of content collaboration solutions generally could adversely affect our reputation and our ability to attract and retain users. Additionally, if we fail to promote and maintain the Dropbox brand, or if we incur excessive expenses in this effort, our business, results of operations, and financial condition will be materially and adversely affected.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2017 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•	recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our offices;

•
providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;

•
compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•	management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;

•	operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States;

•
compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our platform in certain international markets;

•
foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•	political and economic instability;

•	changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;

•
double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate; and

•	higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs.

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they change. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2017, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

We depend on our infrastructure and third-party datacenters, and any disruption in the operation of these facilities or failure to renew the services could adversely affect our business.

We host our services and serve all of our users using a combination of our own custom-built infrastructure that we lease and operate in co-location facilities and third-party datacenter services such as Amazon Web Services. While we typically control and have access to the servers we operate in co-location facilities and the components of our custom-built infrastructure that are located in those co-location facilities, we control neither the operation of these facilities nor our third-party service providers. Furthermore, we have no physical access or control over the services provided by Amazon Web Services.

Datacenter leases and agreements with the providers of datacenter services expire at various times. The owners of these datacenters and providers of these datacenter services may have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Problems faced by datacenters, with our third-party datacenter service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users. Our third-party datacenter operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party datacenters operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

If the datacenters and service providers that we use are unable to keep up with our growing needs for capacity, or if we are unable to renew our agreements with datacenters, and service providers on commercially reasonable terms, we may be required to transfer servers or content to new datacenters or engage new service providers, and we may incur significant costs, and possible service interruption in connection with doing so. Any changes in third-party service levels at datacenters or any real or perceived errors, defects, disruptions, or other performance problems with our platform could harm our reputation and may result in damage to, or loss or compromise of, our users’ content. Interruptions in our platform might, among other things, reduce our revenue, cause us to issue refunds to users, subject us to potential liability, harm our reputation, or decrease our renewal rates.

We have relationships with third parties to provide, develop, and create applications that integrate with our platform, and our business could be harmed if we are not able to continue these relationships.

We use software and services licensed and procured from third parties to develop and offer our platform. We may need to obtain future licenses and services from third parties to use intellectual property and technology associated with the development of our platform, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or services required for the development and maintenance of our platform could result in delays in the provision of our platform until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our platform and business. Any errors or defects in third-party software or services could result in errors or a failure of our platform, which could harm our business, results of operations, and financial condition.

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2017, Dropbox was receiving over 50 billion API calls per month, and more than 500,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our business, brand, and reputation.

We are subject to a variety of U.S. and international laws that could subject us to claims, increase the cost of operations, or otherwise harm our business due to changes in the laws, changes in the interpretations of the laws, greater enforcement of the laws, or investigations into compliance with the laws.

We are subject to compliance with various laws, including those covering copyright, indecent content, child protection, consumer protection, and similar matters. There have been instances where improper or illegal content has been stored on our platform without our knowledge. As a service provider, we do not regularly monitor our platform to evaluate the legality of content stored on it. While to date we have not been subject to material legal or administrative actions as result of this content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the users who uploaded such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content stored on our platform. Such publicity could harm our business and results of operations.

We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade paying users and attract new ones. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our subscription, billing, and auto-renewal policies. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties or settlement expenses, which may result in harm to our business, results of operations, and brand.

Our platform depends on the ability of our users to access the internet and our platform has been blocked or restricted in some countries for various reasons. For example, our platform is blocked in the People’s Republic of China. If we fail to anticipate developments in the law, or fail for any reason to comply with relevant law, our platform could be further blocked or restricted and we could be exposed to significant liability that could harm our business.

We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as we continue to expand our international presence and any failure to comply with such laws could harm our reputation and our business.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including implementing IP address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, in 2011, we provided certain downloadable portions of our software to international users that, prior to export, required either a one-time product review or application for an encryption registration number in lieu of such product review. These exports were likely made in violation of U.S. export control and sanction laws. In March 2011, we filed a Final Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations. In June 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed against us by BIS with respect to the 2011 filing. In addition, in 2017, we discovered that our platform has been accessed by certain users in apparent violation of United States sanctions regulations. We filed an Initial Voluntary Self Disclosure in October 2017 with the Office of Foreign Assets Control, or OFAC, and a Final Voluntary Self Disclosure with OFAC in February 2018. If we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our users’ ability to access our platform in those countries. Changes in our platform or client-side software, or future changes in export and import regulations may prevent our users with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would likely adversely affect our business, results of operations, and financial results.

Our actual or perceived failure to comply with privacy, data protection, and information security laws, regulations, and obligations could harm our business.

We receive, store, process, and use personal information and other user content. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other rules. We are also subject to the terms of our privacy policies and obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, European legislators have adopted a General Data Protection Regulation, or GDPR, that will, when effective in May 2018, supersede current European Union, or EU, data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the pending EU General Data Protection Regulation and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our services.

Additionally, if third parties we work with, such as vendors or developers, violate applicable laws or regulations or our policies, such violations may also put our users’ content at risk and could in turn have an adverse effect on our business. Any significant change to applicable laws, regulations, or industry practices regarding the collection, use, retention, security, or disclosure of our users’ content, or regarding the manner in which the express or implied consent of users for the collection, use, retention, or disclosure of such content is obtained, could increase our costs and require us to modify our services and features, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new services and features.

Our business could be adversely impacted by changes in internet access for our users or laws specifically governing the internet.

Our platform depends on the quality of our users’ access to the internet. Certain features of our platform require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt or increase the cost of user access to our platform, which would negatively impact our business. We could incur greater operating expenses and our user acquisition and retention could be negatively impacted if network operators:

•	implement usage-based pricing;

•	discount pricing for competitive products;

•	otherwise materially change their pricing rates or schemes;

•	charge us to deliver our traffic at certain levels or at all;

•	throttle traffic based on its source or type;

•	implement bandwidth caps or other usage restrictions; or

•	otherwise try to monetize or control access to their networks.

On December 14, 2017, the Federal Communications Commission voted to repeal the “net neutrality” rules and return to a “light-touch” regulatory framework. However, the repeal has not yet taken effect and a number of parties have already stated their intent to appeal this order; thus, the future impact of such repeal and any challenge thereto remains uncertain. The rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Should the repeal of net neutrality rules take effect, we could incur greater operating expenses, which could harm our results of operations.

As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.

In addition, there are various laws and regulations that could impede the growth of the internet or other online services, and new laws and regulations may be adopted in the future. These laws and regulations could, in addition to limiting internet neutrality, involve taxation, tariffs, privacy, data protection, content, copyrights, distribution, electronic contracts and other communications, consumer protection, and the characteristics and quality of services, any of which could decrease the demand for, or the usage of, our platform. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could materially harm our business, results of operations, and financial condition.

We are currently, and may be in the future, party to intellectual property rights claims and other litigation matters and, if resolved adversely, they could have a significant impact on our business, results of operations, or financial condition.

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, and our platform. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense. Our business, results of operations, and financial condition could be materially and adversely affected as a result.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We rely and expect to continue to rely on a combination of patent, patent licenses, trade secret, and domain name protection, trademark, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 600 issued patents and more than 600 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

Our use of open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our platform that incorporates the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, and/or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business, results of operations, and financial condition.

Our ability to sell subscriptions to our platform could be harmed by real or perceived material defects or errors in our platform.

The software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. We have from time to time found defects or errors in our platform, and new defects or errors in our existing platform or new software may be detected in the future by us or our users. There can be no assurance that our existing platform and new software will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations and financial condition. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could harm our business, results of operations, and financial condition.

We also utilize hardware purchased or leased and software and services licensed from third parties to offer our platform. Any defects in, or unavailability of, our or third-party software, services, or hardware that cause interruptions to the availability of our services, loss of data, or performance issues could, among other things:

•	cause a reduction in revenue or delay in market acceptance of our platform;

•	require us to issue refunds to our users or expose us to claims for damages;

•	cause us to lose existing users and make it more difficult to attract new users;

•	divert our development resources or require us to make extensive changes to our platform, which would increase our expenses;

•	increase our technical support costs; and

•	harm our reputation and brand.

We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, or dilute stockholder value.

Part of our business strategy is to make acquisitions of other companies, products, and technologies. We have limited experience in acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users, developers, or investors. In addition, we may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate our acquisitions, or the people or technologies associated with those acquisitions, into our company, the results of operations of the combined company could be adversely affected. Any integration process will require significant time and resources, require significant attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition. In addition, we may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may have to pay cash, incur debt, or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

Our business may be significantly impacted by a change in the economy, including any resulting effect on consumer or business spending.

Our business may be affected by changes in the economy generally, including any resulting effect on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn. If an economic downturn were to occur, we may experience such a reduction in the future, especially in the event of a prolonged recessionary period. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. In particular, our U.S. headquarters and some of the datacenters we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition, and reputation would be harmed.

We may have exposure to greater than anticipated tax liabilities, which could adversely impact our results of operations.

While to date we have not incurred significant income taxes in operating our business, we are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.

Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as the recent legislation enacted in the United States, United Kingdom and Australia, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Additionally, in October 2015, the Organization for Economic Co-Operation and Development released final guidance covering various topics, including transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities.

We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non-income based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2017, we had $312.2 million of federal and $143.0 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2031 for federal and 2030 for state tax purposes. As of December 31, 2017, we also had $289.3 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We performed a study for the period through December 31, 2017 and determined that no ownership changes exceeding 50 percentage points had occurred. Our ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes from January 1, 2018 and subsequent years.

Our operating results may be harmed if we are required to collect sales or other related taxes for our subscription services in jurisdictions where we have not historically done so.

We collect sales and value-added tax as part of our subscription agreements in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from purchasing our platform, or otherwise harm our business, results of operations, and financial condition.

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act ("2017 Tax Reform Act") was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, we do not currently anticipate that these changes will have a material impact on our consolidated financial statements. The impact of the 2017 Tax Reform Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess. Provisional accounting impacts may change in future reporting periods until the accounting analysis is finalized, which will occur no later than one year from the date the Tax Reform Act was enacted. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market, or Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an “accelerated filer” or a “large accelerated filer”. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

Our reported results of operations may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or Topic 606, which superseded nearly all existing revenue recognition guidance. We adopted the requirements of Topic 606 as of January 1, 2017, utilizing the full retrospective method of transition. As such, Topic 606 is reflected in our financial results for all periods presented in this Quarterly Report on Form 10-Q. The adoption of Topic 606 primarily resulted in changes to our accounting policies for revenue recognition and deferred commissions, which we believe to be critical accounting policies. While the impact of adopting Topic 606 on our revenue was not material, it is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our results of operations.

We recently implemented a new enterprise resource planning system, and if this new system proves ineffective or if we experience issues with the transition, we may be unable to timely or accurately prepare financial reports, make payments to our suppliers and employees, or invoice and collect from our users.

In 2017, we implemented a new enterprise resource planning, or ERP, system, including our systems for tracking revenue recognition. Our ERP system is critical to our ability to accurately maintain books and records and to prepare our financial statements. The transition to our new ERP system may be disruptive to our business if the ERP system does not work as planned or if we experience issues relating to the implementation. Such disruptions could impact our ability to timely or accurately make payments to our suppliers and employees, and could also inhibit our ability to invoice, and collect from our users. Data integrity problems or other issues may be discovered which, if not corrected, could impact our business or financial results. In addition, we may experience periodic or prolonged disruption of our financial functions arising out of this conversion, general use of such system, other periodic upgrades or updates, or other external factors that are outside of our control. If we encounter unforeseen problems with our ERP system or other related systems and infrastructure, our business, results of operations, and financial condition could be adversely affected.

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Quarterly Report on Form 10-Q which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts we disclose relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. We also rely on assumptions and estimates to calculate certain of our key metrics, such as paying users, average revenue per paying user, and free cash flow. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. We have found that aggregate user activity metrics are not leading indicators of revenue or conversion. For that reason, we do not comprehensively track user activity across the Dropbox platform for financial planning and forecasting purposes. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.

Our revolving credit facility provides our lenders with a first-priority lien against substantially all of our intellectual property and certain other assets, and contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.

We are party to a revolving credit and guarantee agreement, as amended, which contains a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a maximum consolidated leverage ratio and a minimum liquidity balance. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs or to execute preferred business strategies. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy and compete against companies who are not subject to such restrictions.

A failure by us to comply with the covenants or payment requirements specified in our credit agreement, as amended, could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. In addition, the lenders would have the right to proceed against the collateral we granted to them, which consists of substantially all our intellectual property and certain other assets. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.

Our operations may be interrupted and our business, results of operations, and financial condition could be adversely affected if we default on our leasing or credit obligations.

We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. As of December 31, 2017, we had an aggregate of $1,687.0 million of commitments to settle contractual obligations. In particular, we have used these types of arrangements to finance some of our equipment and datacenters. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

•	require repayment of any outstanding lease obligations;

•	terminate our leasing arrangements;

•	terminate our access to the leased datacenters we utilize;

•	stop delivery of ordered equipment;

•	sell or require us to return our leased equipment;

•	require repayment of any outstanding amounts drawn on our revolving credit facility;

•	terminate our revolving credit facility; or

•	require us to pay significant fees, penalties, or damages.

In October 2017, we entered into a new lease agreement to rent office space in San Francisco, California, to serve as our new corporate headquarters. The total minimum obligations under this lease agreement are expected to be approximately $827.0 million. Before moving to our new corporate headquarters, we will continue to operate in our current corporate headquarters, during which time we will be incurring rent expense on both our current and new corporate headquarters. After moving to our new corporate headquarters, we plan to vacate our current corporate headquarters with the intention of subleasing the space to a third-party for the remainder of the lease term, which terminates in the third quarter of 2027. If we are unable to find sublessors for all or a portion of our current corporate headquarters, our results of operations will be adversely impacted as a result of this additional rent expense through 2027.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, results of operations, and financial condition, could be adversely affected.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash and cash equivalents, amounts available under our existing credit facilities, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

Risks Related to Ownership of Our Class A Common Stock

The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.

The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders, as well as the anticipation of lock-up releases;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock will have the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Following our IPO and concurrent private placement, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 75.7% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 6.9% of the voting power of our capital stock after our IPO). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares immediately upon grant and prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers or sales by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder and transfers between our co-founders. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted entities or permitted transferees of such stockholder (as described in our amended and restated certificate of incorporation), will convert automatically into one share of Class A common stock upon the death of such natural person. In the event of the death or permanent and total disability of a co-founder, shares of Class B common stock held by such co-founder, his permitted entities or permitted transferees will convert to Class A common stock, provided that the conversion will be deferred for nine months, or up to 18 months if approved by a majority of our independent directors, following his death or permanent and total disability. Transfers between our co-founders are permitted transfers and will not result in conversion of the shares of Class B common stock that are transferred; however, upon the death or total and permanent disability of the transferring co-founder, the transferred shares would convert to Class A common stock following the deferral period of nine months, or up to 18 months if approved by a majority of our independent directors. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.

In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.

In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure would make us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are very new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

Because of the relatively small number of shares of our Class A common stock outstanding immediately after our IPO and the number of shares of Class A common stock held by our founders as a result of their RSAs, which shares have full voting rights, our co-founders will have significant influence over any vote of the Class A common stock voting as a separate class.

As of March 31, 2018 we had 68,693,863 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

A substantial portion of the outstanding shares of our Class A common stock and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final prospectus used in connection with our IPO. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters, if (i) at least 120 days have elapsed since the date of the final prospectus used in connection with our IPO, (ii) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (iii) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.

Following the expiration of the market standoff and lock-up agreements referred to above, under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods and the expiration or waiver of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

Delaware law and provisions in our restated certificate of incorporation and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•
our multi-class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;

•
when the outstanding shares of Class B common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the Voting Threshold Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;

•
until the Class B common stock, as a class, converts to Class A common stock, any amendments to our restated certificate of incorporation will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A common stock and Class B common stock; and following the conversion of our Class B common stock, as a class, to Class A common stock, certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of our then outstanding voting power;

•
four amended and restated bylaws will provide that approval of stockholders holding two-thirds of our outstanding voting power voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;

•	after the Voting Threshold Date our stockholders will only be able to take action at a meeting of stockholders, and will not be able to take action by written consent for any matter;

•	until the Voting Threshold Date, our stockholders will be able to act by written consent only if the action is first recommended or approved by the Board of Directors;

•	vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;

•
only our chairman of the Board of Directors, chief executive officer, a majority of Board of Directors or until the Class B common stock, as a class, converts to Class A common stock, a stockholder holding thirty percent of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

•	certain litigation against us can only be brought in Delaware;

•
our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of Class A common stock; and

•	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our revolving credit facility contains restrictions on our ability to pay dividends.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From January 1, 2018 through March 23, 2018 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers restricted stock units for an aggregate 11.0 million shares of common stock under our 2017 Plan.

From January 1, 2018 through March 23, 2018 (the date of the filing of our registration statement on Form S-8), we issued and sold to our employees, consultants, and other services providers an aggregate of 130,735 shares of Class B common stock upon the exercise of options issued under our 2008 Plan at exercises prices ranges from $4.28 to $25.23, for an aggregate exercise price of $0.8 million.

On March 27, 2018, we sold 4,761,905 shares of our Class A common stock to Salesforce Ventures LLC in a concurrent private placement with our IPO.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds from Public Offering of Class A Common Stock and Concurrent Private Placement

On March 27, 2018, we closed our IPO, in which we sold 26,822,409 shares of our Class A common stock at a price to the public of $21.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 4,761,905 shares of our Class A common stock from us at $21.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223182), which was declared effective by the SEC on March 22, 2018. We raised $638.2 million in net proceeds after deducting underwriters’ discounts and commissions of $25.1 million and before deducting offering expenses of approximately $6.9 million, net of reimbursements. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU settlement. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were Goldman, Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Certificate of Amendment to the Restated Certificate of Incorporation, as filed on March 7, 2018.	S-1/A	333-223182	3.4	March 12, 2018

3.2	Amended and Restated Certificate of Incorporation of the Registrant.

3.3	Amended and Restated Bylaws of the Registrant.

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.2	March 21, 2018

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	S-1	333-223182	10.8	February 23, 2018

10.7+	Form of Change of Control and Severance Agreement between the Registrant and certain executive officers.	S-1	333-223182	10.11	February 23, 2018

10.8+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.9+	Employment Letter between the Registrant and Arash Ferdowsi.	S-1/A	333-223182	10.13	March 12, 2018

10.10+	Employment Letter between the Registrant and Quentin J. Clark.	S-1/A	333-223182	10.14	March 12, 2018

10.11	Incremental Facility and Amendment Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 9, 2018.	S-1	333-223182	10.21	February 23, 2018

10.12	Class A Common Stock Purchase Agreement by and among the Registrant, salesforce.com, Inc. and Salesforce Ventures LLC, dated as of March 7, 2018.	S-1/A	333-223182	10.22	March 12, 2018

10.13+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	S-1/A	333-223182	10.23	March 12, 2018

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
+ Indicates management contract or compensatory plan.
† The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dropbox, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DROPBOX, INC.

Date:	May 11, 2018	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2018	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2018	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)