Form 10-Q
period 2018-06-30
DROPBOX, INC.
filed 2018-08-10
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2018, there were 112,045,238 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 290,261,229 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$504.1	$430.0
Short-term investments	477.7	—
Trade and other receivables, net	31.2	29.3
Prepaid expenses and other current assets	86.8	58.8
Total current assets	1,099.8	518.1
Property and equipment, net	330.8	341.9
Intangible assets, net	16.3	17.0
Goodwill	97.8	98.9
Other assets	57.7	44.0
Total assets	$1,602.4	$1,019.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24.0	$31.9
Accrued and other current liabilities	172.3	129.8
Accrued compensation and benefits	45.1	56.1
Capital lease obligation(1)	87.1	102.7
Deferred revenue	464.8	417.9
Total current liabilities	793.3	738.4
Capital lease obligation, non-current(1)	73.1	71.6
Deferred rent, non-current	73.6	69.8
Other non-current liabilities	31.5	37.2
Total liabilities	971.5	917.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock	—	615.3
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	2,248.4	533.1
Accumulated deficit	(1,619.4)	(1,049.7)
Accumulated other comprehensive income	1.9	4.2
Total stockholders’ equity	630.9	102.9
Total liabilities and stockholders’ equity	$1,602.4	$1,019.9

(1) Includes amounts attributable to related party transactions. See Note 12 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$339.2	$266.7	$655.5	$514.6
Cost of revenue(1)	89.5	92.2	210.1	185.7
Gross profit	249.7	174.5	445.4	328.9
Operating expenses(1):
Research and development	119.7	89.8	498.2	179.1
Sales and marketing	87.4	69.2	244.4	136.4
General and administrative(2)	49.8	42.2	175.9	73.5
Total operating expenses	256.9	201.2	918.5	389.0
Loss from operations	(7.2)	(26.7)	(473.1)	(60.1)
Interest income (expense), net	2.0	(3.0)	0.8	(7.2)
Other income, net	2.2	3.3	5.6	8.1
Loss before income taxes	(3.0)	(26.4)	(466.7)	(59.2)
Provision for income taxes	(1.1)	(0.4)	(2.9)	(0.7)
Net loss	$(4.1)	$(26.8)	$(469.6)	$(59.9)
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.14)	$(1.51)	$(0.31)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	401.3	195.4	310.5	194.5

(1)	Includes stock-based compensation as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$2.9	$3.3	$40.7	$6.4
Research and development	27.9	21.7	310.8	43.5
Sales and marketing	7.9	7.7	80.3	15.4
General and administrative	16.4	6.0	109.8	12.2

(2)
General and administrative expense for the three and six months ended June 30, 2017 includes $9.4 million related to a non-cash charitable contribution of common stock to the Dropbox Charitable Foundation, which is a related party of the Company. The Company made additional cash contributions to the Foundation of $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively. See Note 12 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(4.1)	$(26.8)	$(469.6)	$(59.9)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(3.6)	1.1	(2.1)	3.6
Change in net unrealized losses on short-term investments	(0.1)	—	(0.2)	—
Total other comprehensive income (loss), net of tax	$(3.7)	$1.1	$(2.3)	$3.6
Comprehensive loss	$(7.8)	$(25.7)	$(471.9)	$(56.3)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flow from operating activities
Net loss	$(469.6)	$(59.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	75.9	94.4
Stock-based compensation	541.6	77.5
Amortization of deferred commissions	5.3	2.6
Donation of common stock to charitable foundation	—	9.4
Other	(1.1)	(0.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	(1.9)	(9.1)
Prepaid expenses and other current assets	(33.9)	2.4
Other assets	(17.5)	(2.1)
Accounts payable	(8.5)	2.6
Accrued and other current liabilities	44.5	11.8
Accrued compensation and benefits	(10.9)	(6.6)
Deferred revenue	46.4	32.2
Non-current liabilities	3.4	(6.6)
Net cash provided by operating activities	173.7	147.7
Cash flow from investing activities
Capital expenditures	(19.6)	(8.8)
Purchases of intangible assets	(2.5)	(0.8)
Cash received from equipment rebates	0.9	1.9
Purchases of short-term investments	(495.9)	—
Proceeds from maturities of short-term investments	16.4	—
Proceeds from sales of short-term investments	3.1	—
Net cash used in investing activities	(497.6)	(7.7)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	746.6	—
Payments of deferred offering costs	(3.4)	—
Shares repurchased for tax withholdings on release of restricted stock	(282.4)	(24.0)
Principal payments against capital lease obligations(1)	(58.3)	(69.3)
Other	(3.1)	(5.1)
Net cash provided by (used in) financing activities	399.4	(98.4)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	1.4
Change in cash and cash equivalents	74.1	43.0
Cash and cash equivalents—beginning of period	430.0	352.7
Cash and cash equivalents—end of period	$504.1	$395.7

Supplemental cash flow data:
Property and equipment acquired under capital leases	$44.2	$15.4

(1)	Includes amounts attributable to related party transactions. See Note 12 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1.	Description of the Business and Summary of Significant Accounting Policies

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

The condensed consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2018 or any future period.

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

The Company’s net proceeds from the IPO, the concurrent private placement, and underwriters' option totaled $746.6 million, before deducting offering costs of $6.9 million, net of reimbursements.

Upon the effectiveness of the registration statement for the Company's IPO, which was March 22, 2018, the liquidity event-related performance vesting condition, referred to as the Performance Vesting Condition, associated with the Company's two-tier RSUs was satisfied. As a result, the Company recognized the cumulative unrecognized stock-based compensation related to its two-tier restricted stock units ("RSUs") using the accelerated attribution method of $418.7 million attributable to service prior to such effective date. As of June 30, 2018, the remaining unamortized stock-based compensation related to the

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

two-tier RSUs was $1.2 million, which will be recognized if the requisite service is provided over a weighted average period of 0.4 years.

During the first quarter of 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement for the Company's IPO, rather than six months following an IPO. As a result, the Company released 26.8 million shares of common stock underlying the two-tier RSUs for which the Performance Vesting Condition was satisfied, and recorded $13.9 million in employer related payroll tax expenses associated with these same awards. See “—Stock-Based Compensation” for further discussion regarding the Company's two-tier RSUs.

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

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. For information regarding the Company’s long-lived assets and revenue by geographic area, see Note 13.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $1.1 million and $0.4 million during the three and six months ended June 30, 2018, respectively, and net foreign currency transaction gains of $1.3 million and $4.0 million during the three and six months ended June 30, 2017, respectively.

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

The Company recognized $208.7 million and $313.0 million of revenue during the three and six months ended June 30, 2018, respectively, and recognized $166.6 million and $254.4 million of revenue during the three and six months ended June 30, 2017, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2018, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $510.7 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan"). The Company had two types of RSUs outstanding as of June 30, 2018:

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

•
Two-tier RSUs, which have both a service-based vesting condition and a Performance Vesting Condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards vest quarterly. The Performance Vesting Condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) the earlier of (a) six months after the Company’s initial public offering or (b) March 15 of the year following the Company’s initial public offering. During the first quarter of 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

in May 2015. The Company recognizes compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

The Performance Vesting Condition for the two-tier RSUs was satisfied upon the effectiveness of the registration statement related to the Company's IPO, which was March 22, 2018. On that date, the Company recognized the cumulative unrecognized expense of the two-tier RSUs, using the accelerated attribution method, which is included in the Company's results for the six months ended June 30, 2018. See "—Initial Public Offering and Private Placement” for further discussion. As of June 30, 2018, the remaining unamortized stock-based compensation related to the two-tier RSUs was $1.2 million, which will be recognized if the requisite service is provided over a weighted average period of 0.4 years.

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

The Co-Founder Grants contain an implied performance-based vesting condition because the Stock Price Targets are based on the trailing 30-day average price of the shares from an established national securities exchange or automated quotation system. Accordingly, no vesting could occur until the completion of the Company’s IPO. The relevant performance-based vesting condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market, in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $8.7 million and $19.3 million in stock-based compensation related to the Co-Founder Grants during the three and six months ended June 30, 2018, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Interest income is reported within interest income (expense), net in the condensed consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the condensed consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed consolidated statements of operations.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 12% and 32% of total trade and other receivables, net as of June 30, 2018. Two customers accounted for 18% and 27% of total trade and other receivables, net as of December 31, 2017. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements. Historically, the Company’s non-trade receivables have related primarily to receivables resulting from tenant improvement allowances. Non-trade receivables totaled $45.4 million and $5.2 million, as of June 30, 2018 and December 31, 2017, respectively, and are classified within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company recognized its initial tenant improvement allowance receivable related to its new corporate headquarters of $40.2 million once it took initial possession of the first phase in June 2018, of which $29.5 million is included in prepaid expenses and other current assets and $10.7 million is included in other assets. See "—Lease obligations” for further discussion on the corresponding recording of the lease incentive obligation.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheet. The Company deferred incremental costs of obtaining a contract of $7.7 million and $17.5 million during the three and six months ended June 30, 2018, respectively, and $5.0 million and $9.7 million during the three and six months ended June 30, 2017, respectively.

Deferred commissions, net included in prepaid and other current assets were $11.4 million and $8.1 million as of June 30, 2018 and December 31, 2017, respectively. Deferred commissions, net included in other assets were $33.7 million and $24.8 million as of June 30, 2018 and December 31, 2017, respectively.

Deferred commissions are amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $2.9 million and $5.3 million for the three and six months ended June 30, 2018, respectively, and $1.4 million and $2.6 million for the three and six months ended June 30, 2017, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

Property and equipment, net

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. In the first quarter of 2018, the Company determined that the useful lives of certain infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. The Company accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $4.7 million and $10.8 million during the three and six months ended June 30, 2018, respectively.

The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life
Buildings	20 to 30 years
Datacenter and other computer equipment	3 to 5 years
Office equipment and other	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable capital and operating leases with various expiration dates through 2033. Certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentive obligations and are amortized as reductions to rent expense over the lease term. In June 2018, the Company took initial possession of the first phase of its new corporate headquarters and recorded a lease incentive obligation in the amount of $40.2 million, recorded in accrued and other current liabilities and non-current deferred rent in the Company's condensed consolidated balance sheet.

In addition, certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the straight-line rent expense to be recorded over the lease term. Lease expense is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception.

The Company leases certain equipment from various third parties, including from a related party, through equipment financing leases under capital leases. See Note 12, “Related Party Transactions” for additional details. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as capital leases. These leases are capitalized in property and equipment and the related amortization of assets under capital leases is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations. Initial asset values and lease obligations are based on the present value of future minimum lease payments.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis. See "—Property and Equipment, Net” for further discussion regarding a change in useful life applied during the six months ended June 30, 2018.

Income taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets.

The Company uses a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.

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

Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right of use assets and lease liabilities by lessees for

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

those leases classified as operating leases under current GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is required to adopt the standard using the modified retrospective approach and is currently evaluating the use of the optional transition method related to comparative reporting at adoption. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption by public entities is permitted. The Company is in the process of evaluating changes to its systems, processes, disclosures and controls in order to adopt the new standard on January 1, 2019. The Company anticipates the adoption of this standard will result in a substantial increase in its non-current assets and liabilities recorded on the condensed consolidated balance sheets. The adoption of the standard is not expected to have a material impact on the consolidated statement of operations. While the Company is assessing all potential impacts of the adoption of the standard, it currently expects the most significant impact to be the capitalization of right-of-use assets and lease liabilities for its office space and datacenter operating leases. The Company expects its accounting for capital leases related to infrastructure equipment to remain substantially unchanged under the new standard.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under existing U.S. GAAP, the measurement date for equity awards granted to nonemployees is the earlier of the performance commitment date or the date the performance is complete. The amendments in ASU No. 2018-07 allow for measurement of these awards on the grant date, consistent with equity awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not expect the impact of adoption to have a material impact on its condensed consolidated financial statements and is currently evaluating the timing of adopting ASU No. 2018-07.

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

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2018 consisted of the following:

	As of June 30, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$110.8	$—	$—	$110.8
Cash equivalents
Money market funds	344.3	—	—	344.3
Commercial paper	45.5	—	—	45.5
Certificates of deposit	3.5	—	—	3.5
Total cash and cash equivalents	$504.1	$—	$—	$504.1
Short-term investments
Corporate notes and obligations	192.2	—	(0.2)	192.0
U.S. Treasury securities	165.5	—	—	165.5
Certificates of deposit	53.5	—	—	53.5
U.S. agency obligations	39.1	—	—	39.1
Commercial paper	27.6	—	—	27.6
Total short-term investments	477.9	—	(0.2)	477.7
Total	$982.0	$—	$(0.2)	$981.8

The Company's cash and cash equivalents at December 31, 2017 consisted of cash of $62.9 million and money market funds of $367.1 million. The Company did not have short-term investments as of December 31, 2017.

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $12.4 million and $13.3 million as of June 30, 2018 and December 31, 2017, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2018.

The Company had 138 short-term investments in unrealized loss positions as of June 30, 2018. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of June 30, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2018:

	As of June 30, 2018
	Amortized Cost	Estimated Fair Value
Due within one year	$298.4	$298.3
Due between one to three years	179.5	179.4
Total	$477.9	$477.7

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 3.	Fair Value Measurements

The Company measures its financial instruments at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories further discussed in Note 1:

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$344.3	$—	$—	$344.3
Commercial paper	—	45.5	—	45.5
Certificates of deposit	—	3.5	—	3.5
Total cash equivalents	$344.3	$49.0	$—	$393.3
Short-term investments
Corporate notes and obligations	$—	$192.0	$—	$192.0
U.S. Treasury securities	—	165.5	—	165.5
Certificates of deposit	—	53.5	—	53.5
U.S. agency obligations	—	39.1	—	39.1
Commercial paper	—	27.6	—	27.6
Total short-term investments	$—	$477.7	$—	$477.7
Total cash equivalents and short-term investments	$344.3	$526.7	$—	$871.0

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

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Building	$36.6	$36.6
Datacenter and other computer equipment	711.7	663.1
Furniture and fixtures	25.2	21.2
Leasehold improvements	130.1	118.6
Construction in process	2.6	7.2
Total property and equipment	906.2	846.7
Accumulated depreciation and amortization	(575.4)	(504.8)
Property and equipment, net	$330.8	$341.9

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company leases certain infrastructure from various third parties, including from a related party, through equipment financing leases that are accounted for as capital leases. See Note 12, “Related Party Transactions” for additional details. Infrastructure assets as of June 30, 2018 and December 31, 2017, respectively included a total of $385.4 million and $417.9 million acquired under capital lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under capital leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under capital leases totaled $235.7 million and $259.0 million as of June 30, 2018 and December 31, 2017, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

Depreciation expense related to property and equipment was $38.0 million and $72.1 million for the three and six months ended June 30, 2018, respectively, and $43.6 million and $88.1 million for the three and six months ended June 30, 2017, respectively.

Note 5.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2018 and December 31, 2017. The Company did not complete any business combinations in any of the periods presented.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2018 and December 31, 2017, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company had an aggregate of $73.4 million of letters of credit outstanding under the revolving credit facility as of June 30, 2018, and the Company’s total available borrowing capacity under the revolving credit facility was $651.6 million as of June 30, 2018. The Company’s letters of credit expire between April of 2019 and April of 2022.

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

Gross rent expense was $21.1 million and $43.0 million for the three and six months ended June 30, 2018, respectively, and $16.4 million and $32.4 million for the three and six months ended June 30, 2017, respectively. Sublease income, which is recorded as a reduction of rental expense, was $3.1 million and $6.6 million for the three and six months ended June 30, 2018, respectively, and $1.9 million and $3.8 million for the three and six months ended June 30, 2017, respectively. Sublease income in excess of the Company’s original lease obligation is split with the original lessor per the terms of the sublease agreement, with the Company’s portion recorded to other income (expense), net.

In 2017, the Company entered into a new lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the new corporate headquarters in June 2018 and began to recognize rent expense during the three months ended June 30, 2018. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. Included in the operating lease commitments below are total expected minimum obligations under the lease agreement of $831.5 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.

In May 2018, the Company amended its lease agreement for its current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, the Company expects to vacate its current corporate headquarters in August 2019, but is obligated to pay rent through February 2020. Accordingly, the Company has removed $192.4 million in future minimum rental payments from the table below.
Other commitments
Other commitments include payments to third-party vendors for services related to the Company’s infrastructure, infrastructure warranty contracts, payments related to the imputed financing obligation for its previous headquarters, asset retirement obligations for office modifications, and a note payable related to financing of infrastructure.

Future minimum payments under the Company’s capital leases, non-cancelable operating leases, and other commitments as of June 30, 2018, are as follows.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Capital lease commitments	Operating lease commitments(1)	Other commitments
Remainder of 2018	$53.1	$49.1	$37.4
2019	66.9	94.3	58.5
2020	30.4	102.1	35.8
2021	15.4	94.6	1.8
2022	5.2	87.8	—
Thereafter	0.4	710.6	0.3
Future minimum payments	171.4	$1,138.5	$133.8
Less interest and taxes	(11.2)
Less current portion of the present value of minimum lease payments	(87.1)
Capital lease obligations, net of current portion	$73.1

(1)
Consists of future non-cancelable minimum rental payments under operating leases for the Company’s offices and datacenters, excluding rent payments from the Company’s sub-tenants, variable operating expenses, and tenant improvement reimbursements. Non-cancelable rent payments from the Company’s sub-tenants as of June 30, 2018, are expected to be $57.1 million through 2023.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2018	December 31, 2017
Non-income taxes payable	$73.7	$69.7
Deferred rent	50.1	14.6
Accrued legal and other external fees	25.2	21.3
Financing obligations, current	7.6	9.7
Accrued infrastructure costs	5.4	2.6
Accrued property and equipment purchases	1.7	1.8
Income taxes payable	1.0	0.4
Other accrued and current liabilities	7.6	9.7
Total accrued and other current liabilities	$172.3	$129.8
Deferred rent as of June 30, 2018 increased from December 31, 2017 primarily due to the amendment of the lease for the Company's current corporate headquarters and the shortening of its lease term as described further in Note 7. This lease modification resulted in a reclassification of deferred rent from deferred rent, non-current to accrued and other current liabilities, and is included in the deferred rent amount in the table above.

Note 9.	Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. During the three months ended June 30, 2018, holders of 40.6 million shares of Class B common stock voluntarily converted into an equivalent number of shares of Class A common stock.

As of June 30, 2018, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of June 30, 2018, 101.0 million shares of Class A common stock, 301.3 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2017, 8.9 million shares of Class A common stock, 187.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2018 and December 31, 2017 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Equity incentive plans
Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. Options are granted at a price per share equal to the fair market value of the Company's common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. No options have been granted since August of 2015. RSUs and RSAs are also granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Company's Board of Directors. The 2018 Plan was adopted on March 22, 2018 with a reserve of 41.4 million shares of our Class A common stock for future issuance. As of June 30, 2018, there were 35.2 million shares issued and outstanding and 55.4 million available for issuance under the 2008 Equity Incentive Plan, the 2017 Equity Incentive Plan, and the 2018 Plan ("the Plans").

Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2018:

		Options outstanding			Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2017	9.0	5.0	$10.52	5.5	54.9	$15.60
Reserved for issuance under the 2018 Plan	41.4	—	—		—	—
Additional shares authorized	1.3	—	—		—	—
Options exercised and RSUs released	—	(0.2)	6.76		(33.7)	15.07
Options and RSUs canceled	2.4	—	—		(2.4)	17.03
Shares repurchased for tax withholdings on release of restricted stock	12.9	—	—		—	—
Restricted stock granted	(11.6)	—			11.6	17.88
Balance at June 30, 2018	55.4	4.8	$10.62	2.2	30.4	$16.98
Vested at June 30, 2018		4.7	$10.41	2.2	—	$—
Unvested at June 30, 2018		0.1	$24.76		30.4	$16.98

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Intrinsic value of options exercised	$0.3	$—	$2.0	$1.0

As of June 30, 2018, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $454.2 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of June 30, 2018.

Co-Founder Grants

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

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, or, each, a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period will begin on January 1, 2019.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $8.7 million and $19.3 million in stock-based compensation related to the Co-Founder Grants during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, unamortized stock-based compensation expense related to the Co-Founder Grants was $136.9 million.

Note 10.	Net Loss Per Share

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the private placement and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and six months ended June 30, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the three months ended June 30, 2018:

	Three months ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(0.8)	$(3.3)	$(0.8)	$(26.0)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	78.6	322.7	6.0	189.4
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.14)	$(0.14)

	Six months ended June 30,
	2018		2017
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(70.6)	$(399.0)	$(1.8)	$(58.1)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	46.7	263.8	5.7	188.8
Net loss per common share, basic and diluted	$(1.51)	$(1.51)	$(0.31)	$(0.31)

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Convertible preferred stock	—	147.6	—	147.6
Restricted stock units	32.1	53.5	42.8	51.3
Options to purchase shares of common stock	4.8	5.1	4.9	5.2
Co-Founder Grants	14.7	—	14.7	—
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	0.2	—	0.3
Total	51.6	206.4	62.4	204.4

Note 11.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax expense was $1.1 million

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

and $2.9 million for the three and six months ended June 30, 2018, respectively and $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively.

Income tax expense for the three and six months ended June 30, 2018, was primarily attributable to U.S. state income taxes, foreign taxes, and increases in uncertain tax positions.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2018, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $8.5 million and $16.2 million for the three and six months ended June 30, 2018, of which $0.6 million, if recognized, would affect the Company's effective tax rate.

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

The Company has also considered and estimated a number of provisions of the 2017 Tax Reform Act effective January 1, 2018 as part of the estimated annual effective tax rate as of March 31, 2018. Due to forecasted tax losses and a full valuation allowance in the U.S., these provisions had no material impact to the income tax provision as of June 30, 2018.

The 2017 Tax Reform Act also repealed the corporate alternative minimum tax (“AMT”) effective beginning in 2018, and permits AMT credit carryforwards to be refunded to the extent unused through 2021. Since the Company does not anticipate the use of these credits to reduce future federal taxes, the Company was able to reasonably estimate the income tax benefit and income tax receivable of $1.4 million during the year ended December 31, 2017. The Company had not collected the necessary

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

data to complete its analysis of the classification of the AMT credit as a receivable and as such, the amounts recorded as an income tax receivable as of December 31, 2017 were provisional. There have not been material changes to the provisional amounts as of June 30, 2018.

The 2017 Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). As a result of the cumulative deficits in the Company’s foreign subsidiaries, the Company estimated that it has no Transition Tax inclusion. As of June 30, 2018, the Company has made no changes to its estimated Transition Tax inclusion.

The 2017 Tax Reform Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of this provision, the Company is still evaluating the effects of the provision on its condensed consolidated financial statements and has not yet determined its accounting policy as of June 30, 2018. The Company has, however, included the estimated impact related to current year operations only in its annual effective tax rate for 2018 and has not provided for additional impact on deferred items. The Company expects to complete its accounting within the prescribed measurement period.

Note 12.	Related Party Transactions

Dropbox Charitable Foundation
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

During the three and six months ended June 30, 2018, the Company did not make cash contributions to the Foundation. During the three months ended June 30, 2017, the Company donated shares of Class B common stock to initially fund the Foundation and recorded $9.4 million of expense to general and administrative expenses based on the Company’s estimate of the then current fair value of the contributed shares. The Company made additional cash contributions to the Foundation of $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively.

Hewlett Packard Enterprise
The Company has engaged in various commercial relationships with Hewlett Packard Enterprise (“HPE”), whose chief executive officer was appointed to the Dropbox Board of Directors in September 2017. The chief executive officer of HPE resigned effective February 1, 2018. The Company's commercial relationships with HPE include infrastructure equipment under capital leases, the purchase of commercial products and other services, and a multi-year subscription agreement for access to the Dropbox platform. During the six months ended June 30, 2018 and through the date of the resignation of the former chief executive officer of HPE, the Company made payments of $5.5 million for infrastructure equipment under capital leases and for commercial products and services provided by HPE.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 13.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2018	December 31, 2017
United States	$311.8	$323.7
International(1)	19.0	18.2
Total property and equipment, net	$330.8	$341.9

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2018 and December 31, 2017.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$172.4	$141.8	$334.0	$271.7
International(1)	166.8	124.9	321.5	242.9
Total revenue	$339.2	$266.7	$655.5	$514.6

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2018 and 2017.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 11.9 million paying users.

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

Our premium subscription plans, such as Professional and Advanced, provide more functionality than other subscription plans and have higher per user prices. Our Standard and Advanced subscription plans offer robust capabilities for businesses, and the vast majority of Dropbox Business teams purchase our Standard or Advanced subscription plans. While our Enterprise subscription plan offers more opportunities for customization, companies can subscribe to any of these team plans for their business needs.

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

The below table sets forth the number of paying users as of June 30, 2018, December 31, 2017, and June 30, 2017.

	As of	As of	As of
	June 30, 2018	December 31, 2017	June 30, 2017
	(In millions)
Paying users	11.9	11.0	9.9

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

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During the second quarter of 2018, a significant portion of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher priced subscription plans, we experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2018, compared to the three and six months ended June 30, 2017.

The below table sets forth our ARPU for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
ARPU	$116.66	$111.19	$115.80	$110.98

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

Our FCF increased for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to higher cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance. These cash inflows were partially offset by an increase in capital expenditures related to our office and datacenter build-outs.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six months ended June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$173.7	$147.7
Capital expenditures	(19.6)	(8.8)
Free cash flow	$154.1	$138.9

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

During the first quarter of 2018, based on considerations including our asset replacement cycle and our ongoing infrastructure optimization efforts, we revisited the useful life estimates of certain infrastructure equipment. These optimization efforts include software efficiencies that allow us to utilize certain infrastructure equipment for longer periods of time. As a result, we determined that the useful lives of the impacted infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. We accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $4.7 million and $10.8 million during the three and six months ended June 30, 2018, respectively.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our cost of revenue increased significantly in absolute dollars during the six months ended June 30, 2018 due to the completion of our initial public offering.

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

As a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our research and development, sales and marketing, and general and administrative expenses increased significantly in absolute dollars and as a percentage of revenue during the six months ended June 30, 2018 due to the completion of our initial public offering.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our capital lease obligations for infrastructure and our imputed financing obligation for our obligation to the legal owner of our previous corporate headquarters.

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

Since ongoing guidance and accounting interpretation is expected in the 12 months following enactment, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continue to analyze our accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Reform Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the 2017 Tax Reform Act was enacted. Adjustments made for the three and six months ended June 30, 2018, were not material.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Revenue	$339.2	$266.7	$655.5	$514.6
Cost of revenue(1)	89.5	92.2	210.1	185.7
Gross profit	249.7	174.5	445.4	328.9
Operating expenses:(1)
Research and development	119.7	89.8	498.2	179.1
Sales and marketing	87.4	69.2	244.4	136.4
General and administrative(2)	49.8	42.2	175.9	73.5
Total operating expenses	256.9	201.2	918.5	389.0
Loss from operations	(7.2)	(26.7)	(473.1)	(60.1)
Interest income (expense), net	2.0	(3.0)	0.8	(7.2)
Other income, net	2.2	3.3	5.6	8.1
Loss before income taxes	(3.0)	(26.4)	(466.7)	(59.2)
Provision for income taxes	(1.1)	(0.4)	(2.9)	(0.7)
Net loss	$(4.1)	$(26.8)	$(469.6)	$(59.9)

(1)	Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In millions)
Cost of revenue	$2.9	$3.3	$40.7	$6.4
Research and development	27.9	21.7	310.8	43.5
Sales and marketing	7.9	7.7	80.3	15.4
General and administrative	16.4	6.0	109.8	12.2
Total stock-based compensation	$55.1	$38.7	$541.6	$77.5

(2)
General and administrative expense for the three and six months ended June 30, 2017 includes $9.4 million related to a non-cash charitable contribution of common stock to the Dropbox Charitable Foundation, which is a related party of the Company. We made additional cash contributions to the Foundation of $0.2 million and $0.4 million during the three and six months ended June 30, 2017, respectively. See Note 12, "Related Party Transactions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	26	35	32	36
Gross profit	74	65	68	64
Operating expenses(1):			—	—
Research and development	35	34	76	35
Sales and marketing	26	26	37	27
General and administrative	15	16	27	14
Total operating expenses	76	75	140	76
Loss from operations	(2)	(10)	(72)	(12)
Interest income (expense), net	1	(1)	—	(1)
Other income, net	1	1	1	2
Loss before income taxes	(1)	(10)	(71)	(12)
Provision for income taxes	—	—	—	—
Net loss	(1)%	(10)%	(72)%	(12)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(As a % of revenue)
Cost of revenue	1%	1%	6%	1%
Research and development	8	8	47	8
Sales and marketing	2	3	12	3
General and administrative	5	2	17	2
Total stock-based compensation	16%	15%	83%	15%

Comparison of the three months ended June 30, 2018 and 2017
Revenue

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Revenue	$339.2	$266.7	$72.5	27%

Revenue increased $72.5 million or 27% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily due to a 20% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Cost of revenue	$89.5	$92.2	$(2.7)	(3)%
Gross profit	249.7	174.5	75.2	43%
Gross margin	74%	65%

Cost of revenue decreased $2.7 million or 3% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to a decrease of $6.5 million in our infrastructure costs due to continued infrastructure usage optimization efforts, which resulted in a reduction in depreciation expense due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018. These decreases in cost of revenue were partially offset by an increase of $4.6 million in professional fees for user support and credit card transaction fees due to higher sales.
Our gross margin increased 9% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, primarily due to a 27% increase in our revenue during the period and a decrease in our cost of revenue primarily due to a decrease in infrastructure costs as described above.

Research and development

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Research and development	$119.7	$89.8	$29.9	33%

Research and development expenses increased $29.9 million or 33% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase of $19.9 million in employee-related expenses, which was due to headcount growth and an increase of $8.3 million in overhead-related costs.

Sales and marketing

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Sales and marketing	$87.4	$69.2	$18.2	26%

Sales and marketing expenses increased $18.2 million or 26% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase of $9.7 million in spend related to brand campaign fees, lead generation fees, and third-party sales representative fees. Further, sales and marketing expenses increased due to $4.3 million in app store fees due to increased sales and $3.0 million in employee-related costs primarily due to salary increases.

General and administrative

	Three months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
General and administrative	$49.8	$42.2	$7.6	18%

General and administrative expenses increased $7.6 million or 18% during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase of $10.3 million in stock-based compensation due to the recognition of expense related to the Co-Founder Grants in the three months ended June 30, 2018. In addition, employee-related expenses, excluding stock-based compensation, increased $4.0 million due to headcount growth. Further, general and administrative expenses increased $3.0 million due to legal-related and other expenses related to public company governance. These increases were offset by a decrease of $9.6 million in contributions to the Dropbox Charitable Foundation, of which $9.4 million was a non-cash contribution of Class A common stock for its initial funding, and $0.2 million was related to cash contributions made during the three months ended June 30, 2017.

Interest income (expense), net

Interest income (expense), net increased $5.0 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase in interest income from our money market funds and short-term investments of $3.8 million and a decrease of interest expense of $1.2 million due to fewer assets acquired under capital leases.

Other income, net

Other income, net decreased $1.1 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to an increase of $2.5 million in foreign currency losses primarily related to monetary assets and liabilities denominated in euros and pounds. The decrease in other income, net was partially offset by an increase in sublease income of $0.6 million.

Provision for income taxes

Provision for income taxes increased $0.7 million during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily as a result of additional income in our profitable foreign entities.

Comparison of the six months ended June 30, 2018 and 2017
Revenue

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Revenue	$655.5	$514.6	$140.9	27%

Revenue increased $140.9 million or 27% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily due to a 20% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Cost of revenue	$210.1	$185.7	$24.4	13%
Gross profit	445.4	328.9	116.5	35%
Gross margin	68%	64%

Cost of revenue increased $24.4 million or 13% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase of $34.3 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Cost of revenue also increased due to $7.0 million in professional fees for user support and credit card transaction fees due to higher sales. These increases were offset by a decrease of $15.4 million in our infrastructure costs due to continued infrastructure usage optimization efforts, which resulted in a reduction in depreciation expense due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018. These increases were further offset by a decrease of $2.5 million in amortization of developed technologies, as certain assets became fully amortized during the six months ended June 30, 2017.
Our gross margin increased from 64% to 68% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, primarily due to a 27% increase in our revenue during the period and a decrease in our infrastructure costs as described above. The increase in gross margin was partially offset by the increase in stock-based compensation from the achievement of the Performance Vesting Condition related to our two-tier RSUs upon the effectiveness of the registration statement related to our IPO.

Research and development

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Research and development	$498.2	$179.1	$319.1	178%

Research and development expenses increased $319.1 million or 178% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase of $267.3 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Further, the increase in research and development expense was due to an increase of $32.1 million in employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $16.2 million in overhead-related costs.

Sales and marketing

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
Sales and marketing	$244.4	$136.4	$108.0	79%

Sales and marketing expenses increased $108.0 million or 79% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase of $64.8 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Sales and marketing expenses also increased $26.0 million due to brand marketing costs, lead generation costs, and third-party sales representative fees. In addition, the increase in sales and marketing expense was due to an increase of $8.3 million in employee-related expenses, excluding stock-based compensation, which was due to salary increases and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $8.0 million due to app store fees as a result of increased sales.

General and administrative

	Six months ended June 30,
	2018	2017	$ Change	% Change
	(In millions)
General and administrative	$175.9	$73.5	$102.4	139%
General and administrative expenses increased $102.4 million or 139% during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase of $97.6 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants upon the effectiveness of the registration statement related to our IPO. In addition, general and administrative expenses increased $8.1 million due to employee-related expenses, excluding stock-based compensation, due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs. Further, general and administrative expenses increased $3.9 million due to legal-related and other expenses related to public company governance. These increases were offset by a decrease of $9.8 million in contributions to the Dropbox Charitable Foundation, of which $9.4 million was a non-cash contribution of Class A common stock for its initial funding, and $0.4 million was related to cash contributions made during the six months ended June 30, 2017.

Interest income (expense), net

Interest income (expense), net increased $8.0 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in interest income from our money market funds and short-term investments of $4.9 million, and a decrease of interest expense of $3.1 million due to fewer assets acquired under capital leases.

Other income, net

Other income, net decreased $2.5 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase of $4.4 million in foreign currency losses primarily related to monetary assets and liabilities denominated in euros and pounds. The decrease in other income, net was partially offset by an increase in sublease income of $0.6 million.

Provision for income taxes

Provision for income taxes increased $2.2 million during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily as a result of additional income in our profitable foreign entities and the release of our valuation allowance related to certain foreign deferred tax assets during the first quarter of 2018.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $504.1 million and short-term investments of $477.7 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, U.S. treasury securities, corporate notes and obligations, U.S. agency obligations, commercial paper, and certificates of deposits. As of June 30, 2018, we had $103.3 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
On March 27, 2018, upon the completion of our IPO and concurrent private placement, we received aggregate proceeds of $638.2 million, net of underwriters' discounts and commissions. On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of our Class A common stock. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million, net of underwriters' discounts and commissions. Our net proceeds from the IPO, the concurrent private placement, and underwriters' option totaled $746.6 million, before deducting offering costs of $6.9 million, net of reimbursements.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units, making principal payments on our capital lease obligations, and capital expenditures.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2018.
As of June 30, 2018, we had no amounts outstanding under the revolving credit facility and an aggregate of $73.4 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $651.6 million as of June 30, 2018.
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
Our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2018	2017
	(In millions)
Net cash provided by operating activities	$173.7	$147.7
Net cash used in investing activities	(497.6)	(7.7)
Net cash provided by (used in) used in financing activities	399.4	(98.4)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	1.4
Net increase in cash and cash equivalents	$74.1	$43.0

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
For the six months ended June 30, 2018, net cash provided by operating activities was $173.7 million, which mostly consisted of our net loss of $469.6 million, adjusted for stock-based compensation expense of $541.6 million and depreciation and amortization expenses of $75.9 million, and net cash inflow of $21.6 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $46.4 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. The increase in deferred revenue was offset by a decrease in accrued compensation and benefits of $10.9 million due to the payout of our corporate bonus. Our net cash from operating activities for the six months ended June 30, 2018 also included a payment of $13.8 million of employer payroll taxes related to the release of our two-tier RSUs in connection with our IPO, which was paid in the first quarter of 2018.
The increase in net cash provided by operating activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a reduction of our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses, offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment, particularly for purchasing infrastructure equipment in co-location facilities that we directly lease and operate, and for making improvements to existing and new office spaces.
For the six months ended June 30, 2018, net cash used in investing activities was $497.6 million, which primarily related to purchases of short-term investments of $495.9 million and capital expenditures of $19.6 million related to our office and datacenter build-outs. These outflows were partially offset by inflows of $19.5 million related to proceeds from maturities and sales of short-term investments.
The increase in cash used in investing activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to increases in purchases of short-term investments and an increase in capital expenditures for office and datacenter build-outs. These increases were partially offset by inflows related to proceeds from maturities and sales of short-term investments.
Financing activities
Net cash provided by (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and capital lease obligations for our infrastructure equipment. In 2017, we began releasing shares of common stock underlying vested one-tier RSUs, which generally have a service-based vesting condition over a four-year period and resulted in cash outflows to satisfy the employee tax withholding obligation for those employees who elected to net share settle their awards. During the first quarter of 2018, the Performance Vesting Condition related to our two-tier RSUs was achieved in connection with our IPO, and as a result, we released the shares of common stock underlying vested two-tier RSUs, which significantly increased our cash outflows to satisfy the employee tax withholding obligation during the six months ended June 30, 2018. See “—Significant Impacts of Stock-Based Compensation” for additional information.
For the six months ended June 30, 2018, net cash provided by (used in) financing activities was $399.4 million, which primarily consisted of $746.6 million in net proceeds from the completion of our IPO and concurrent private placement. The proceeds were offset by $282.4 million for the satisfaction of tax withholding obligations for the release of restricted stock units and $58.3 million in principal payments against capital lease obligations.
The increase in cash provided by financing activities during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to $746.6 million in net proceeds from the completion of our IPO and concurrent private placement, partially offset by an increase in cash outflows of $258.4 million related to the satisfaction of tax withholding obligations for the release of two-tier restricted stock units.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and capital leases for datacenter equipment. The following table summarizes our commitments to settle contractual obligations in cash as of June 30, 2018, for the periods presented below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In millions)
Operating lease commitments(1)	$1,138.5	$94.5	$198.9	$172.2	$672.9
Capital lease commitments(2)	171.4	95.0	63.7	12.7	—
Other commitments(3)	133.8	69.9	63.6	0.3	—
Total contractual obligations	$1,443.7	$259.4	$326.2	$185.2	$672.9

(1)
Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our sub-tenants, variable operating expenses and tenant improvement reimbursements. Non-cancelable rent payments from our sub-tenants as of June 30, 2018, for the next five years is expected to be $57.1 million.

(2)	Consists of future non-cancelable minimum rental payments under capital leases primarily for our infrastructure.

(3)
Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, payments related to the imputed financing obligation for our previous headquarters, asset retirement obligations for office modifications, and a note payable related to financing of our infrastructure.

In 2017, we entered into a new lease agreement for office space in San Francisco, California, to serve as our new corporate headquarters. We took initial possession of our new corporate headquarters in June 2018 and began to recognize rent expense in the same period.
In May 2018, we amended our lease for our current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, we expect to vacate our current corporate headquarters in August 2019, but are obligated to pay rent through February 2020. Accordingly, we have removed $192.4 million in future minimum rental payments from the table above. The lease amendment did not have a material impact to our condensed consolidated statement of operations in the current period, nor do we expect it to be material through our lease termination date in 2019. See Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. We have two types of RSUs outstanding as of June 30, 2018:

•
One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. We recognize compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period.

•
Two-tier RSUs, which have both a service-based vesting condition and a liquidity event-related performance vesting condition. These awards typically have a service-based vesting period of four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards vest quarterly. The Performance Vesting Condition is satisfied on the earlier of (i) an acquisition or change in control of the Company or (ii) the earlier of (a) six months after our initial public offering or (b) March 15 of the year following our initial public offering. Our Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement related to our IPO, which was on March 22, 2018. Our last grant date for two-tier RSUs was May 2015. We recognize compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

Upon the effectiveness of the registration statement related to our IPO, which was March 22, 2018, the Performance Vesting Condition associated with our two-tier RSUs was satisfied. As a result, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date. As of June 30, 2018, the unamortized stock-based compensation related to our two-tier RSUs was $1.2 million, which will be recognized if the requisite service is provided over a remaining weighted average period of 0.4 years.

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

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock began trading on the Nasdaq Global Select Market in connection with our IPO, which occurred on March 23, 2018. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, or, each, a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period, which will begin on January 1, 2019, as follows:

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
The performance vesting condition for the Co-Founder Grants was satisfied on the date that our shares of Class A common stock began trading on the Nasdaq Global Select Market in connection with our IPO. We recognized the cumulative unrecognized expense of our Co-Founder Grants of $10.6 million in the first quarter of 2018, using the accelerated attribution method, which increased our general and administrative expenses.
Award Modifications
During 2017, our Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, we recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018, which is included in the results for the six months ended June 30, 2018, related to these modified RSUs. We do not expect to record incremental stock-based compensation related to this modification in future periods.
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” and Note 9, “Stockholders’ Equity” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information regarding our equity awards.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $504.1 million and short-term investments of $477.7 million as of June 30, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, U.S. treasury securities, corporate notes and obligations, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of June 30, 2018, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2018, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the six months ended June 30, 2018, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.4 million in net foreign currency transaction losses in the six months ended June 30, 2018 and $4.0 million in net foreign currency transaction gains in the six months ended June 30, 2017. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2018 and 2017.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2018, we served over 500 million registered users but only 11.9 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

In addition, certain developers or other partners who create applications that integrate with our platform, may receive or store information provided by us or by our users through these applications. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

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

Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, we recently released Smart Sync, a new advanced productivity feature, to add additional functionality to our platform, and introduced Paper, a new collaborative product experience, in 2017. There is no assurance that our enhancements to our platform or our new product experiences, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 6.5 million as of December 31, 2015, to 11.9 million as of June 30, 2018. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. Additionally, California recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

With laws and regulations such as the GDPR in the EU and the California Consumer Privacy Act in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could have an adverse effect on our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our services.

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

We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. As of June 30, 2018, we had an aggregate of $1,443.7 million of commitments to settle contractual obligations. In particular, we have used these types of arrangements to finance some of our equipment and datacenters. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

In October 2017, we entered into a new lease agreement to rent office space in San Francisco, California, to serve as our new corporate headquarters. The total minimum obligations under this lease agreement are expected to be approximately $831.5 million. Before moving to our new corporate headquarters, we will continue to operate in our current corporate headquarters, during which time we will be incurring rent expense on both our current and new corporate headquarters. After moving to our new corporate headquarters, we plan to vacate our current corporate headquarters in conjunction with the modified termination date of the lease for our current corporate headquarters. If we are unable to move into our new headquarters as scheduled, our results of operations could be adversely impacted as a result of additional rent expense.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 73.0% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 7.1% of the voting power of our capital stock as of June 30, 2018). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares immediately upon grant and prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

As of June 30, 2018 we had 115,741,371 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

A substantial portion of the outstanding shares of our Class A common stock and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares of our capital stock eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock. Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following March 22, 2018, the date of the final prospectus used in connection with our IPO. We refer to such period as the lock-up period. Pursuant to the lock-up agreements with the underwriters, if (i) at least 120 days have elapsed since March 22, 2018, (ii) we have publicly released our earnings results for the quarterly period during which our IPO occurred, and (iii) such lock-up period is scheduled to end during or within five trading days prior to a broadly applicable period during which trading in our securities would not be permitted under our insider trading policy, or a blackout period, such lock-up period will end ten trading days prior to the commencement of such blackout period. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period. The lock-up period is scheduled to end on September 18, 2018, which falls within our quarterly blackout period that commences at the close of trading on September 7, 2018. Therefore, in accordance with the lock-up agreements with the underwriters, the restricted period will end at the close of market on August 23, 2018, which is ten trading days prior to the commencement of our quarterly blackout period. We will also release our market standoff agreements when the restricted period expires.

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

None.

Use of Proceeds from Public Offering of Class A Common Stock and Concurrent Private Placement

On March 27, 2018, we closed our IPO, in which we sold 26,822,409 shares of our Class A common stock at a price to the public of $21.00 per share. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 4,761,905 shares of our Class A common stock from us at $21.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223182), which was declared effective by the SEC on March 22, 2018. On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of the Company's Class A common stock at $21.00 per share. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million. In aggregate, we raised $746.6 million in net proceeds after deducting underwriters’ discounts and commissions of $30.1 million and before deducting offering expenses of approximately $6.9 million, net of reimbursements. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the RSU settlement. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were Goldman, Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1	Fourth Amendment to Office Lease between Dropbox, Inc. and Kilroy Realty Finance Partnership, L.P., dated as of May 25, 2018.

10.2	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

DROPBOX, INC.

Date:	August 10, 2018	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 10, 2018	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	August 10, 2018	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)