Form 10-Q
period 2018-09-30
DROPBOX, INC.
filed 2018-11-09
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or
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

As of October 31, 2018, there were 167,969,877 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 238,553,683 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2018	December 31, 2017

Assets
Current assets:
Cash and cash equivalents	$536.2	$430.0
Short-term investments	502.9	—
Trade and other receivables, net	28.6	29.3
Prepaid expenses and other current assets	96.0	58.8
Total current assets	1,163.7	518.1
Property and equipment, net	295.9	341.9
Intangible assets, net	15.2	17.0
Goodwill	98.0	98.9
Other assets	50.3	44.0
Total assets	$1,623.1	$1,019.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27.9	$31.9
Accrued and other current liabilities	163.2	129.8
Accrued compensation and benefits	64.2	56.1
Capital lease obligation(1)	80.5	102.7
Deferred revenue	479.3	417.9
Total current liabilities	815.1	738.4
Capital lease obligation, non-current(1)	82.4	71.6
Deferred rent, non-current	73.4	69.8
Other non-current liabilities	8.8	37.2
Total liabilities	979.7	917.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Convertible preferred stock	—	615.3
Preferred stock	—	—
Common stock	—	—
Additional paid-in capital	2,285.0	533.1
Accumulated deficit	(1,643.5)	(1,049.7)
Accumulated other comprehensive income	1.9	4.2
Total stockholders’ equity	643.4	102.9
Total liabilities and stockholders’ equity	$1,623.1	$1,019.9

(1) Includes amounts attributable to related party transactions. See Note 12 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Revenue	$360.3	$286.7	$1,015.8	$801.3
Cost of revenue(1)	90.2	91.5	300.3	277.2
Gross profit	270.1	195.2	715.5	524.1
Operating expenses(1):
Research and development	133.2	97.2	631.4	276.3
Sales and marketing	95.0	74.7	339.4	211.1
General and administrative(2)	50.8	39.6	226.7	113.1
Total operating expenses	279.0	211.5	1,197.5	600.5
Loss from operations	(8.9)	(16.3)	(482.0)	(76.4)
Interest income (expense), net	2.4	(2.2)	3.2	(9.4)
Other income, net	0.5	4.9	6.1	13.0
Loss before income taxes	(6.0)	(13.6)	(472.7)	(72.8)
Benefit from (provision for) income taxes	0.2	(0.5)	(2.7)	(1.2)
Net loss	$(5.8)	$(14.1)	$(475.4)	$(74.0)
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.07)	$(1.39)	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	403.9	197.2	342.0	195.5

(1)	Includes stock-based compensation as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Cost of revenue	$3.2	$2.9	$43.9	$9.3
Research and development	28.2	22.9	339.0	66.4
Sales and marketing	8.1	7.5	88.4	22.9
General and administrative	15.5	6.4	125.3	18.6

(2)
General and administrative expense for the nine months ended September 30, 2017 includes $9.4 million related to a non-cash charitable contribution of common stock to the Dropbox Charitable Foundation, which is a related party of the Company. The Company made additional cash contributions to the Foundation of $0.4 million and $0.8 million during the three and nine months ended September 30, 2017, respectively. See Note 12 for further details.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net loss	$(5.8)	$(14.1)	$(475.4)	$(74.0)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(0.1)	1.7	(2.1)	5.3
Change in net unrealized losses on short-term investments	—	—	(0.2)	—
Total other comprehensive income (loss), net of tax	$(0.1)	$1.7	$(2.3)	$5.3
Comprehensive loss	$(5.9)	$(12.4)	$(477.7)	$(68.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2018	2017

Cash flow from operating activities
Net loss	$(475.4)	$(74.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121.6	138.9
Stock-based compensation	596.6	117.2
Amortization of deferred commissions	8.5	4.6
Donation of common stock to charitable foundation	—	9.4
Other	(0.9)	(1.8)
Changes in operating assets and liabilities:
Trade and other receivables, net	0.4	(11.6)
Prepaid expenses and other current assets	(47.3)	1.5
Other assets	(10.4)	(4.2)
Accounts payable	(3.9)	(0.1)
Accrued and other current liabilities	40.6	26.0
Accrued compensation and benefits	7.2	4.2
Deferred revenue	60.8	52.5
Non-current liabilities	3.9	(3.4)
Net cash provided by operating activities	301.7	259.2
Cash flow from investing activities
Capital expenditures	(27.6)	(12.0)
Purchases of intangible assets	(2.9)	(0.8)
Cash received from equipment rebates	2.3	1.9
Purchases of short-term investments	(664.3)	—
Proceeds from maturities of short-term investments	101.9	—
Proceeds from sales of short-term investments	61.6	—
Net cash used in investing activities	(529.0)	(10.9)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	746.6	—
Payments of deferred offering costs	(4.5)	—
Shares repurchased for tax withholdings on release of restricted stock	(326.7)	(72.2)
Proceeds from issuance of common stock, net of repurchases	9.8	0.5
Principal payments against capital lease obligations(1)	(84.1)	(102.3)
Other	(6.1)	(7.1)
Net cash provided by (used in) financing activities	335.0	(181.1)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.8
Change in cash and cash equivalents	106.2	70.0
Cash and cash equivalents—beginning of period	430.0	352.7
Cash and cash equivalents—end of period	$536.2	$422.7

Supplemental cash flow data:
Property and equipment acquired under capital leases	$72.7	$18.4

(1)	Includes amounts attributable to related party transactions. See Note 12 for further details.

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

Upon the effectiveness of the registration statement for the Company's IPO, which was March 22, 2018, the liquidity event-related performance vesting condition, referred to as the Performance Vesting Condition, associated with the Company's two-tier RSUs was satisfied. As a result, the Company recognized the cumulative unrecognized stock-based compensation related to its two-tier restricted stock units ("RSUs") using the accelerated attribution method of $418.7 million attributable to service prior to such effective date. As of September 30, 2018, the remaining unamortized stock-based compensation related to

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

the two-tier RSUs was $0.4 million, which will be recognized if the requisite service is provided over a weighted average period of 0.3 years.

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

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 13, "Geographic Areas" for information regarding the Company’s long-lived assets and revenue by geography.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $1.0 million and $1.4 million during the three and nine months ended September 30, 2018, respectively, and net foreign currency transaction gains of $2.9 million and $6.9 million during the three and nine months ended September 30, 2017, respectively.

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

The Company bills in advance for monthly contracts and typically bills annually in advance for contracts with terms of one year or longer. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily relating to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

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

The Company recognized $213.2 million and $390.1 million of revenue during the three and nine months ended September 30, 2018, respectively, and recognized $178.0 million and $324.6 million of revenue during the three and nine months ended September 30, 2017, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2018, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $523.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan"). The Company had two types of RSUs outstanding as of September 30, 2018:

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

The Performance Vesting Condition for the two-tier RSUs was satisfied upon the effectiveness of the registration statement related to the Company's IPO, which was March 22, 2018. On that date, the Company recognized the cumulative unrecognized expense of the two-tier RSUs, using the accelerated attribution method, which is included in the Company's results for the nine months ended September 30, 2018. See "—Initial public offering and private placement” for further discussion. As of September 30, 2018, the remaining unamortized stock-based compensation related to the two-tier RSUs was $0.4 million, which will be recognized if the requisite service is provided over a weighted average period of 0.3 years.

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

The Co-Founder Grants contain an implied performance-based vesting condition because the Stock Price Targets are based on the trailing 30-day average price of the shares from an established national securities exchange or automated quotation system. Accordingly, no vesting could occur until the completion of the Company’s IPO. The relevant performance-based vesting condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market, in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $8.8 million and $28.1 million in stock-based compensation related to the Co-Founder Grants during the three and nine months ended September 30, 2018, respectively.

Cash and cash equivalents
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. treasury securities, certificates of deposits, U.S. agency obligations, and commercial paper. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

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

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 13% and 40% of total trade and other receivables, net as of September 30, 2018. Two customers accounted for 18% and 27% of total trade and other receivables, net as of December 31, 2017. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements. Historically, the Company’s non-trade receivables have related primarily to receivables resulting from tenant improvement allowances. Non-trade receivables totaled $44.8 million and $5.2 million, as of September 30, 2018 and December 31, 2017, respectively, and are classified within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. The Company recognized its initial tenant improvement allowance receivable related to its new corporate headquarters once it took initial possession of the first phase in June 2018. As of September 30, 2018, $40.5 million is included in prepaid expenses and other current assets related to this tenant improvement allowance receivable. See "—Lease obligations” for further discussion on the corresponding recording of the lease incentive obligation.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.4 million and $24.9 million during the three and nine months ended September 30, 2018, respectively, and $6.3 million and $16.0 million during the three and nine months ended September 30, 2017, respectively.

Deferred commissions, net included in prepaid and other current assets were $13.0 million and $8.1 million as of September 30, 2018 and December 31, 2017, respectively. Deferred commissions, net included in other assets were $36.3 million and $24.8 million as of September 30, 2018 and December 31, 2017, respectively.

Deferred commissions are amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $3.2 million and $8.5 million for the three and nine months ended September 30, 2018, respectively, and $2.0 million and $4.6 million for the three and nine months ended September 30, 2017, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

Property and equipment, net

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. In the first quarter of 2018, the Company determined that the useful lives of certain infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. The Company accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $2.8 million and $13.6 million during the three and nine months ended September 30, 2018, respectively.

The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life

Buildings	20 to 30 years
Datacenter and other computer equipment	3 to 5 years
Office equipment and other	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable capital and operating leases with various expiration dates through 2033. Certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentive obligations and are amortized as reductions to rent expense over the lease term. In June 2018, the Company took initial possession of the first phase of its new corporate headquarters and recorded a lease incentive obligation related to this phase. As of September 30, 2018, $2.6 million was included in accrued and other current liabilities and $37.0 million was included in deferred rent, non-current in the Company's condensed consolidated balance sheets.

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

In 2012, the Company undertook a series of structural improvements to the floor that it occupied in its previous corporate headquarters. As a result of the requirement to fund construction costs and its responsibility for cost overruns during the construction period, the Company was considered the deemed owner of the floor for accounting purposes. Due to the presence of a standby letter of credit as a security deposit, the Company was deemed to have continuing involvement after the construction period. As such, it accounted for this arrangement as owned real estate and recorded a building asset and an imputed financing obligation for its liability to the legal owners. In September 2018, the Company terminated its master lease for its previous corporate headquarters, the impact of which is described in Note 4, "Property and Equipment, Net".

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

Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis. See "—Property and equipment, net” for further discussion regarding a change in useful life applied during the nine months ended September 30, 2018.

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

Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is required to adopt the standard using the modified retrospective approach and has elected to use the optional transition method related to comparative reporting at adoption. The new standard is effective for fiscal years beginning after December 15, 2018. Early adoption by public entities is permitted. The Company is in the process of finalizing changes to its systems, processes, disclosures and controls in order to adopt the new standard on January 1, 2019. The Company anticipates the adoption of this standard will result in a substantial increase in its non-current assets and liabilities recorded on the condensed consolidated balance sheets. The adoption of the standard is not expected to have a material impact on the consolidated statement of operations. While the Company is assessing all potential impacts of the adoption of the standard, it currently expects the most significant impact to be the capitalization of right-of-use assets and lease liabilities for its office space and datacenter operating leases. The Company expects its accounting for capital leases related to infrastructure equipment to remain substantially unchanged under the new standard.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the impact and timing of adopting ASU No. 2018-02.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption to have a significant impact on its disclosures and is currently evaluating the timing of adopting ASU No. 2018-13.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact and timing of adopting ASU No. 2018-15.

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

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2018 consisted of the following:

	As of September 30, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$96.3	$—	$—	$96.3
Cash equivalents
Money market funds	415.4	—	—	415.4
Commercial paper	24.5	—	—	24.5
Total cash and cash equivalents	$536.2	$—	$—	$536.2
Short-term investments
Corporate notes and obligations	206.7	0.1	(0.2)	206.6
U.S. Treasury securities	183.3	—	(0.1)	183.2
Certificates of deposit	58.9	—	—	58.9
U.S. agency obligations	36.4	—	—	36.4
Commercial paper	17.8	—	—	17.8
Total short-term investments	503.1	0.1	(0.3)	502.9
Total	$1,039.3	$0.1	$(0.3)	$1,039.1

The Company's cash and cash equivalents at December 31, 2017 consisted of cash of $62.9 million and money market funds of $367.1 million. The Company did not have short-term investments as of December 31, 2017.

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $17.5 million and $13.3 million as of September 30, 2018 and December 31, 2017, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2018.

The Company had 143 short-term investments in unrealized loss positions as of September 30, 2018. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2018.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of September 30, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2018:

	As of September 30, 2018
	Amortized cost	Estimated fair value

Due within one year	$321.4	$321.2
Due between one to three years	181.7	181.7
Total	$503.1	$502.9

Note 3.	Fair Value Measurements

The Company measures its financial instruments at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$415.4	$—	$—	$415.4
Commercial paper	—	24.5	—	24.5
Total cash equivalents	$415.4	$24.5	$—	$439.9
Short-term investments
Corporate notes and obligations	—	206.6	—	206.6
U.S. Treasury securities	—	183.2	—	183.2
Certificates of deposit	—	58.9	—	58.9
U.S. agency obligations	—	36.4	—	36.4
Commercial paper	—	17.8	—	17.8
Total short-term investments	$—	$502.9	$—	$502.9
Total cash equivalents and short-term investments	$415.4	$527.4	$—	$942.8

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

Property and equipment, net consisted of the following:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of
	September 30, 2018	December 31, 2017

Building	$—	$36.6
Datacenter and other computer equipment	741.7	663.1
Furniture and fixtures	23.3	21.2
Leasehold improvements	120.9	118.6
Construction in process	6.8	7.2
Total property and equipment	892.7	846.7
Accumulated depreciation and amortization	(596.8)	(504.8)
Property and equipment, net	$295.9	$341.9

As described in Note 1, "Description of the Business and Summary of Significant Accounting Policies", the Company terminated its master lease for its previous corporate headquarters in September 2018. The termination resulted in de-recognizing the gross building asset of $36.6 million, related accumulated depreciation of $12.2 million, and an imputed financing obligation of $25.5 million, of which $2.8 million was included in accrued and other current liabilities and $22.7 million was included in other non-current liabilities. The Company recorded the difference between the net asset and liability that were de-recognized to other income (expense), net during the period.

The Company leases certain infrastructure from various third parties, including from a related party, through equipment financing leases that are accounted for as capital leases. See Note 12, “Related Party Transactions” for additional details. Infrastructure assets as of September 30, 2018 and December 31, 2017, respectively included a total of $368.3 million and $417.9 million acquired under capital lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under capital leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under capital leases totaled $219.1 million and $259.0 million as of September 30, 2018 and December 31, 2017, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

Depreciation expense related to property and equipment was $43.3 million and $115.4 million for the three and nine months ended September 30, 2018, respectively, and $42.0 million and $130.1 million for the three and nine months ended September 30, 2017, respectively.

Note 5.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2018 and December 31, 2017. The Company did not complete any business combinations in any of the periods presented.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2018 and December 31, 2017, respectively.

The Company had an aggregate of $71.8 million of letters of credit outstanding under the revolving credit facility as of September 30, 2018, and the Company’s total available borrowing capacity under the revolving credit facility was $653.2 million as of September 30, 2018. The Company’s letters of credit expire between April of 2019 and April of 2022.

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

Gross rent expense was $21.4 million and $64.4 million for the three and nine months ended September 30, 2018, respectively, and $19.0 million and $51.4 million for the three and nine months ended September 30, 2017, respectively. Sublease income, which is recorded as a reduction of rental expense, was $2.8 million and $9.4 million for the three and nine months ended September 30, 2018, respectively, and $3.4 million and $7.2 million for the three and nine months ended September 30, 2017, respectively. Sublease income in excess of the Company’s original lease obligation is split with the original lessor per the terms of the sublease agreement, with the Company’s portion recorded to other income (expense), net.

In 2017, the Company entered into a new lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the new corporate headquarters in June 2018 and began to recognize rent expense during the three months ended June 30, 2018. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. Included in the operating lease commitments below are total expected minimum obligations under the lease agreement of $831.6 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.

In May 2018, the Company amended its lease agreement for its current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, the Company expects to vacate its current corporate headquarters in August 2019, but is obligated to pay rent through February 2020. Accordingly, the Company's future operating lease commitments were reduced by $192.4 million.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As described in Note 1, "Description of the Business and Summary of Significant Accounting Policies”, the Company was considered the deemed owner of a floor in its previous corporate headquarters, for accounting purposes, as part of a build-to-suit lease agreement. In September 2018, the Company terminated its master lease for its previous corporate headquarters. As the master lease was nearing expiration, the early termination did not have a material impact on the Company's future operating lease commitments.

Other commitments
Other commitments include payments to third-party vendors for services related to the Company’s infrastructure, infrastructure warranty contracts, asset retirement obligations for office modifications, and a note payable related to financing of infrastructure.

Future minimum payments under the Company’s capital leases, non-cancelable operating leases, and other commitments as of September 30, 2018, are as follows.

	Capital lease commitments	Operating lease commitments(1)	Other commitments

Remainder of 2018	$27.1	$24.5	$16.9
2019	74.5	94.1	54.9
2020	38.0	103.3	37.0
2021	23.0	95.7	1.9
2022	10.6	89.0	—
Thereafter	0.7	711.7	0.3
Future minimum payments	173.9	$1,118.3	$111.0
Less interest and taxes	(11.0)
Less current portion of the present value of minimum lease payments	(80.5)
Capital lease obligations, net of current portion	$82.4

(1)
Consists of future non-cancelable minimum rental payments under operating leases for the Company’s offices and datacenters, excluding rent payments from the Company’s sub-tenants, variable operating expenses, and tenant improvement reimbursements. Non-cancelable rent payments from the Company’s sub-tenants as of September 30, 2018, are expected to be $44.2 million through 2023.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2018	December 31, 2017

Non-income taxes payable	$72.1	$69.7
Deferred rent	45.7	14.6
Accrued legal and other external fees	28.9	21.3
Financing obligations, current	3.3	9.7
Accrued infrastructure costs	5.3	2.6
Accrued property and equipment purchases	1.4	1.8
Income taxes payable	0.1	0.4
Other accrued and current liabilities	6.4	9.7
Total accrued and other current liabilities	$163.2	$129.8
Deferred rent as of September 30, 2018 increased from December 31, 2017 primarily due to the amendment of the lease for the Company's current corporate headquarters and the shortening of its lease term in May 2018, as described further in Note 7, "Commitments and Contingencies". This lease modification resulted in a reclassification of deferred rent from deferred rent, non-current to accrued and other current liabilities, and is included in the deferred rent amount in the table above.

Note 9.	Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. During the three months ended September 30, 2018, holders of 61.3 million shares of Class B common stock voluntarily converted into an equivalent number of shares of Class A common stock.

As of September 30, 2018, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of September 30, 2018, 165.4 million shares of Class A common stock, 240.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2017, 8.9 million shares of Class A common stock, 187.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2018 and December 31, 2017 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Equity incentive plans
Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. Options are granted at a price per share equal to the fair market value of the Company's common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. No options have been granted since August of 2015. RSUs and RSAs are also granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Company's Board of Directors. The 2018 Plan was adopted on March 22, 2018 with a reserve of 41.4 million shares of Class A common stock for future issuance. As of September 30, 2018, there were 29.3 million stock-based awards issued and outstanding and 57.5 million shares available for issuance under the 2008 Equity Incentive Plan, the 2017 Equity Incentive Plan, and the 2018 Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2018:

		Options outstanding			Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2017	9.0	5.0	$10.52	5.5	54.9	$15.60
Reserved for issuance under the 2018 Plan	41.4	—	—		—	—
Additional shares authorized	1.3	—	—		—	—
Options exercised and RSUs released	—	(1.7)	6.48		(37.6)	15.26
Options and RSUs canceled	4.6	—	—		(4.6)	16.70
Shares repurchased for tax withholdings on release of restricted stock	14.5	—	—		—	—
Restricted stock granted	(13.3)	—			13.3	19.25
Balance at September 30, 2018	57.5	3.3	$12.59	2.2	26.0	$17.80
Vested at September 30, 2018		3.3	$12.46	2.2	—	$—
Unvested at September 30, 2018		—	$—		26.0	$17.80

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Intrinsic value of options exercised	$32.0	$—	$34.0	$1.0

As of September 30, 2018, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $421.2 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of September 30, 2018.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 10, "Net Loss Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period will begin on January 1, 2019.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $8.8 million and $28.1 million in stock-based compensation related to the Co-Founder Grants during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, unamortized stock-based compensation expense related to the Co-Founder Grants was $128.1 million.

Note 10.	Net Loss Per Share

The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s participating securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these participating securities.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the private placement and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the nine months ended September 30, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the three and nine months ended September 30, 2018:

	Three months ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(1.9)	$(3.9)	$(0.5)	$(13.6)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	133.2	270.7	6.6	190.6
Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.07)	$(0.07)

	Nine months ended September 30,
	2018		2017
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(105.5)	$(369.9)	$(2.3)	$(71.7)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	75.9	266.1	6.1	189.4
Net loss per common share, basic and diluted	$(1.39)	$(1.39)	$(0.38)	$(0.38)

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Convertible preferred stock	—	147.6	—	147.6
Restricted stock units	28.7	53.5	38.0	52.1
Options to purchase shares of common stock	4.3	5.0	4.7	5.1
Co-Founder Grants	14.7	—	14.7	—
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	0.1	0.1	0.2
Total	47.7	206.2	57.5	205.0

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 11.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax was a benefit of $0.2 million and an expense of $2.7 million for the three and nine months ended September 30, 2018, respectively and an expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2017, respectively.

Income tax benefit for the three months ended September 30, 2018 and income tax expense for the nine months ended September 30, 2018, was primarily attributable to U.S. state income taxes, foreign taxes, and increases in uncertain tax positions.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2018, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $2.9 million and $19.1 million for the three and nine months ended September 30, 2018, of which $0.8 million and $1.4 million for the three and nine months ended September 30, 2018, if recognized, would affect the Company's effective tax rate.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company has also considered and estimated a number of provisions of the 2017 Tax Reform Act effective January 1, 2018 as part of the estimated annual effective tax rate as of September 30, 2018. Due to forecasted tax losses and a full valuation allowance in the U.S., these provisions had no material impact to the income tax provision as of September 30, 2018.

The 2017 Tax Reform Act also repealed the corporate alternative minimum tax (“AMT”) effective beginning in 2018, and permits AMT credit carryforwards to be refunded to the extent unused through 2021. Since the Company does not anticipate the use of these credits to reduce future federal taxes, the Company was able to reasonably estimate the income tax benefit and income tax receivable of $1.4 million during the year ended December 31, 2017. The Company had not collected the necessary data to complete its analysis of the classification of the AMT credit as a receivable and as such, the amounts recorded as an income tax receivable as of December 31, 2017 were provisional. There have not been material changes to the provisional amounts as of September 30, 2018.

The 2017 Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). As a result of the cumulative deficits in the Company’s foreign subsidiaries, the Company estimated that it has no Transition Tax inclusion. As of September 30, 2018, the Company has made no changes to its estimated Transition Tax inclusion.

The 2017 Tax Reform Act subjects a US shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5 Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of this provision, the Company is still evaluating the effects of the provision on its condensed consolidated financial statements and has not yet determined its accounting policy as of September 30, 2018. The Company has, however, included the estimated impact related to current year operations only in its annual effective tax rate for 2018 and has not provided for additional impact on deferred items. The Company expects to complete its accounting within the prescribed measurement period.

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

During the three and nine months ended September 30, 2018, the Company did not make cash contributions to the Foundation. During the second quarter of 2017, the Company donated shares of Class B common stock to initially fund the Foundation and recorded $9.4 million of expense to general and administrative expenses based on the Company’s estimate of the then current fair value of the contributed shares, which is included in the results for the nine months ended September 30, 2018. The Company made additional cash contributions to the Foundation of $0.4 million and $0.8 million during the three and nine months ended September 30, 2017, respectively.

Hewlett Packard Enterprise
The Company has engaged in various commercial relationships with Hewlett Packard Enterprise (“HPE”), whose chief executive officer was appointed to the Dropbox Board of Directors in September 2017. The chief executive officer of HPE resigned effective February 1, 2018. The Company's commercial relationships with HPE include infrastructure equipment under capital leases, the purchase of commercial products and other services, and a multi-year subscription agreement for access to the Dropbox platform. From the beginning of the fiscal year through the date of the resignation of the former chief executive officer of HPE, the Company made payments of $5.5 million for infrastructure equipment under capital leases and for commercial products and services provided by HPE.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 13.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2018	December 31, 2017

United States	$278.1	$323.7
International(1)	17.8	18.2
Total property and equipment, net	$295.9	$341.9

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2018 and December 31, 2017.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

United States	$182.6	$146.1	$516.5	$417.8
International(1)	177.7	140.6	499.3	383.5
Total revenue	$360.3	$286.7	$1,015.8	$801.3

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2018 and 2017.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 12.3 million paying users.

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

We have experienced growth in the number of paying users across our products, with the majority of paying users for the periods presented coming from our self-serve channels.

The below table sets forth the number of paying users as of September 30, 2018, December 31, 2017, and September 30, 2017.

	As of
	September 30, 2018	December 31, 2017	September 30, 2017

	(In millions)
Paying users	12.3	11.0	10.4

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

Our ARPU increased for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to an increased mix of sales towards our higher-priced subscription plans.

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During the second quarter of 2018, a significant portion of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The below table sets forth our ARPU for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

ARPU	$118.60	$112.05	$116.94	$111.53

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

Our FCF increased for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to higher cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance. These cash inflows were partially offset by an increase in capital expenditures related to our office and datacenter build-outs.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine months ended September 30,
	2018	2017

	(In millions)
Net cash provided by operating activities	$301.7	$259.2
Capital expenditures	(27.6)	(12.0)
Free cash flow	$274.1	$247.2

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

During the first quarter of 2018, based on considerations including our asset replacement cycle and our ongoing infrastructure optimization efforts, we revisited the useful life estimates of certain infrastructure equipment. These optimization efforts include software efficiencies that allow us to utilize certain infrastructure equipment for longer periods of time. As a result, we determined that the useful lives of the impacted infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. We accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $2.8 million and $13.6 million during the three and nine months ended September 30, 2018, respectively.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our cost of revenue increased significantly in absolute dollars during the nine months ended September 30, 2018 due to the completion of our initial public offering.

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

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a user, are deferred and amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees and fees payable to third-party sales representatives.

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

As a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our research and development, sales and marketing, and general and administrative expenses increased significantly in absolute dollars and as a percentage of revenue during the nine months ended September 30, 2018 due to the completion of our initial public offering.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our capital lease obligations for infrastructure and our imputed financing obligation for our liability to the legal owner of our previous corporate headquarters. We will no longer incur interest expense for our imputed financing obligation beginning in the fourth quarter of 2018, due to the termination of our master lease for our previous corporate headquarters in the third quarter of 2018.

Other income (expense), net
Other income (expense), net consists of other non-operating gains or losses, including those related to lease arrangements, which include ongoing subleases. Other income (expense), net also includes foreign currency transaction gains and losses, and realized gains and losses related to our short-term investments.

Benefit from (provision for) income taxes
Provision for income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. For the periods presented, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on our net deferred tax assets for federal, state, and certain foreign jurisdictions as we have concluded that it is not more likely than not that the deferred assets will be realized.

Impact of the Tax Cuts and Jobs Act ("2017 Tax Reform Act")

The 2017 Tax Reform Act was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the 2017 Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The 2017 Tax Reform Act also contains a number of provisions that may impact us in future years.
Since ongoing guidance and accounting interpretation is expected in the 12 months following enactment, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continue to analyze our accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Reform Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the 2017 Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may materially impact the provision for income taxes in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the 2017 Tax Reform Act was enacted. Adjustments made for the three and nine months ended September 30, 2018, were not material.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(In millions)
Revenue	$360.3	$286.7	$1,015.8	$801.3
Cost of revenue(1)	90.2	91.5	300.3	277.2
Gross profit	270.1	195.2	715.5	524.1
Operating expenses(1):
Research and development	133.2	97.2	631.4	276.3
Sales and marketing	95.0	74.7	339.4	211.1
General and administrative(2)	50.8	39.6	226.7	113.1
Total operating expenses	279.0	211.5	1,197.5	600.5
Loss from operations	(8.9)	(16.3)	(482.0)	(76.4)
Interest income (expense), net	2.4	(2.2)	3.2	(9.4)
Other income, net	0.5	4.9	6.1	13.0
Loss before income taxes	(6.0)	(13.6)	(472.7)	(72.8)
Benefit from (provision for) income taxes	0.2	(0.5)	(2.7)	(1.2)
Net loss	$(5.8)	$(14.1)	$(475.4)	$(74.0)

(1)	Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(In millions)
Cost of revenue	$3.2	$2.9	$43.9	$9.3
Research and development	28.2	22.9	339.0	66.4
Sales and marketing	8.1	7.5	88.4	22.9
General and administrative	15.5	6.4	125.3	18.6
Total stock-based compensation	$55.0	$39.7	$596.6	$117.2

(2)
General and administrative expense for the nine months ended September 30, 2017, includes $9.4 million related to a non-cash charitable contribution of common stock to the Dropbox Charitable Foundation, which is a related party of the Company. We made additional cash contributions to the Foundation of $0.4 million and $0.8 million during the three and nine months ended September 30, 2017, respectively. See Note 12, "Related Party Transactions" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	25	32	30	35
Gross profit	75	68	70	65
Operating expenses(1):
Research and development	37	34	62	34
Sales and marketing	26	26	33	26
General and administrative	14	14	22	14
Total operating expenses	77	74	118	75
Loss from operations	(2)	(6)	(47)	(10)
Interest income (expense), net	1	(1)	—	(1)
Other income, net	—	2	1	2
Loss before income taxes	(2)	(5)	(47)	(9)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	(2)%	(5)%	(47)%	(9)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

	(As a % of revenue)
Cost of revenue	1%	1%	4%	1%
Research and development	8	8	33	8
Sales and marketing	2	3	9	3
General and administrative	4	2	12	2
Total stock-based compensation	15%	14%	59%	15%

Comparison of the three months ended September 30, 2018 and 2017
Revenue

	Three months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Revenue	$360.3	$286.7	$73.6	26%

Revenue increased $73.6 million or 26% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily due to an 18% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Cost of revenue	$90.2	$91.5	$(1.3)	(1)%
Gross profit	270.1	195.2	74.9	38%
Gross margin	75%	68%

Cost of revenue decreased $1.3 million or 1% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease of $4.9 million in our infrastructure costs due to continued infrastructure usage optimization efforts, which resulted in a reduction in depreciation expense due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018. These decreases in cost of revenue were partially offset by an increase of $1.8 million in credit card transaction fees due to higher sales and professional fees for user support, an increase of $1.4 million in employee-related expenses due to headcount growth, and an increase of $1.4 million in overhead-related costs.
Our gross margin increased 7% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, primarily due to a 26% increase in our revenue during the period and a decrease in our cost of revenue primarily due to a decrease in infrastructure costs as described above.

Research and development

	Three months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Research and development	$133.2	$97.2	$36.0	37%

Research and development expenses increased $36.0 million or 37% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase of $18.7 million in employee-related expenses due to headcount growth, an increase of $12.7 million in overhead-related costs, and an increase of $1.5 million in internal development-related third-party hosting fees.

Sales and marketing

	Three months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Sales and marketing	$95.0	$74.7	$20.3	27%

Sales and marketing expenses increased $20.3 million or 27% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase of $7.4 million in spend related to brand campaign fees, lead generation fees, and sponsorships. Further, sales and marketing expenses increased due to $4.7 million in employee-related expenses due to headcount growth, $4.2 million in overhead-related costs, and an increase in app store fees due to increased sales.

General and administrative

	Three months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
General and administrative	$50.8	$39.6	$11.2	28%

General and administrative expenses increased $11.2 million or 28% during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase of $9.1 million in stock-based compensation due to the recognition of expense related to the Co-Founder Grants in the three months ended September 30, 2018. In addition, employee-related expenses, excluding stock-based compensation, increased $1.9 million due to headcount growth.

Interest income (expense), net

Interest income (expense), net increased $4.6 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to an increase in interest income from our money market funds and short-term investments of $4.1 million and a decrease of interest expense of $0.5 million due to fewer assets acquired under capital leases.

Other income, net

Other income, net decreased $4.4 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to foreign currency losses of $1.0 million during the three months ended September 30, 2018, compared to $2.9 million of foreign currency gains in the three months ended September 30, 2017, primarily related to monetary assets and liabilities denominated in euros and pounds.

Benefit from (provision for) income taxes

Provision for income taxes decreased $0.7 million during the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to a decrease in foreign income taxes.

Comparison of the nine months ended September 30, 2018 and 2017
Revenue

	Nine months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Revenue	$1,015.8	$801.3	$214.5	27%

Revenue increased $214.5 million or 27% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily due to an 18% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Cost of revenue	$300.3	$277.2	$23.1	8%
Gross profit	715.5	524.1	191.4	37%
Gross margin	70%	65%

Cost of revenue increased $23.1 million or 8% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase of $34.6 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Cost of revenue also increased due to $8.8 million in credit card transaction fees due to higher sales and professional fees for user support, and $2.5 million in overhead-related costs. These increases were offset by a decrease of $20.3 million in our infrastructure costs due to continued infrastructure usage optimization efforts, which resulted in a reduction in depreciation expense due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018. These increases were further offset by a decrease of $3.2 million in amortization of developed technologies, as certain assets became fully amortized during the nine months ended September 30, 2017.
Our gross margin increased from 65% to 70% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, primarily due to a 27% increase in our revenue during the period and a decrease in our infrastructure costs as described above. The increase in gross margin was partially offset by the increase in stock-based compensation from the achievement of the Performance Vesting Condition related to our two-tier RSUs upon the effectiveness of the registration statement related to our IPO.

Research and development

	Nine months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Research and development	$631.4	$276.3	$355.1	129%

Research and development expenses increased $355.1 million or 129% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase of $272.6 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Further, the increase in research and development expense was due to an increase of $45.5 million in employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $28.9 million in overhead-related costs.

Sales and marketing

	Nine months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
Sales and marketing	$339.4	$211.1	$128.3	61%

Sales and marketing expenses increased $128.3 million or 61% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase of $65.5 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Sales and marketing expenses also increased $33.4 million due to brand marketing costs, lead generation costs, third-party sales representative fees, and sponsorships. In addition, the increase in sales and marketing expense was due to an increase of $12.2 million in employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of app store fees as a result of increased sales.

General and administrative

	Nine months ended September 30,
	2018	2017	$ Change	% Change

	(In millions)
General and administrative	$226.7	$113.1	$113.6	100%
General and administrative expenses increased $113.6 million or 100% during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase of $106.7 million in stock-based compensation, which included the achievement of the Performance Vesting Condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants upon the effectiveness of the registration statement related to our IPO. In addition, general and administrative expenses increased $9.7 million due to employee-related expenses, excluding stock-based compensation, due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs. These increases were offset by a decrease of $10.2 million in contributions to the Dropbox Charitable Foundation, of which $9.4 million was a non-cash contribution of Class A common stock for its initial funding, and $0.8 million was related to cash contributions made during the nine months ended September 30, 2017.

Interest income (expense), net

Interest income (expense), net increased $12.6 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in interest income from our money market funds and short-term investments of $9.0 million, and a decrease of interest expense of $3.6 million due to fewer assets acquired under capital leases.

Other income, net

Other income, net decreased $6.9 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to foreign currency losses of $1.4 million during the nine months ended September 30, 2018, compared to foreign currency gains of $6.9 million during the nine months ended September 30, 2017, primarily related to monetary assets and liabilities denominated in euros and pounds. The decrease in other income, net was partially offset by an increase in other income due to our lease amendments and terminations of $1.4 million.

Provision for income taxes

Provision for income taxes increased $1.5 million during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily as a result of additional income in our profitable foreign entities and the release of our valuation allowance related to certain foreign deferred tax assets during the first quarter of 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $536.2 million and short-term investments of $502.9 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. As of September 30, 2018, we had $122.0 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2018.
As of September 30, 2018, we had no amounts outstanding under the revolving credit facility and an aggregate of $71.8 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $653.2 million as of September 30, 2018.
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
Our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2018	2017

	(In millions)
Net cash provided by operating activities	$301.7	$259.2
Net cash used in investing activities	(529.0)	(10.9)
Net cash provided by (used in) used in financing activities	335.0	(181.1)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.8
Net increase in cash and cash equivalents	$106.2	$70.0

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
For the nine months ended September 30, 2018, net cash provided by operating activities was $301.7 million, which mostly consisted of our net loss of $475.4 million, adjusted for stock-based compensation expense of $596.6 million and depreciation and amortization expenses of $121.6 million, and net cash inflow of $51.3 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $60.8 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. The increase in deferred revenue was offset by a decrease in other operating assets and liabilities of $9.5 million. Our net cash from operating activities for the nine months ended September 30, 2018 also included a payment of $13.8 million of employer payroll taxes related to the release of our two-tier RSUs in connection with our IPO, which was paid in the first quarter of 2018.
The increase in net cash provided by operating activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a reduction of our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses, offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2018, net cash used in investing activities was $529.0 million, which primarily related to purchases of short-term investments of $664.3 million and capital expenditures of $27.6 million related to our office and datacenter build-outs. These outflows were partially offset by inflows of $163.5 million related to proceeds from maturities and sales of short-term investments.
The increase in cash used in investing activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to increases in purchases of short-term investments and an increase in capital expenditures for office and datacenter build-outs. These increases were partially offset by inflows related to proceeds from maturities and sales of short-term investments.
Financing activities
Net cash provided by (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and capital lease obligations for our infrastructure equipment. In 2017, we began releasing shares of common stock underlying vested one-tier RSUs, which generally have a service-based vesting condition over a four-year period and resulted in cash outflows to satisfy the employee tax withholding obligation for those employees who elected to net share settle their awards. During the first quarter of 2018, the Performance Vesting Condition related to our two-tier RSUs was achieved in connection with our IPO, and as a result, we released the shares of common stock underlying vested two-tier RSUs, which significantly increased our cash outflows to satisfy the employee tax withholding obligation during the nine months ended September 30, 2018. See “—Significant Impacts of Stock-Based Compensation” for additional information.
For the nine months ended September 30, 2018, net cash provided by financing activities was $335.0 million, which primarily consisted of $746.6 million in net proceeds from the completion of our IPO and concurrent private placement. The proceeds were offset by $326.7 million for the satisfaction of tax withholding obligations for the release of restricted stock units and $84.1 million in principal payments against capital lease obligations.
The increase in cash provided by financing activities during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to $746.6 million in net proceeds from the completion of our IPO and concurrent private placement, partially offset by an increase in cash outflows of $254.5 million related to the satisfaction of tax withholding obligations for the release of two-tier restricted stock units.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and capital leases for datacenter equipment. The following table summarizes our commitments to settle contractual obligations in cash as of September 30, 2018, for the periods presented below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$1,118.3	$94.4	$199.5	$168.4	$656.0
Capital lease commitments(2)	173.9	88.3	69.0	16.6	—
Other commitments(3)	111.0	59.7	51.2	—	0.1
Total contractual obligations	$1,403.2	$242.4	$319.7	$185.0	$656.1

(1)
Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our sub-tenants, variable operating expenses and tenant improvement reimbursements. Non-cancelable rent payments from our sub-tenants as of September 30, 2018, for the next five years is expected to be $44.2 million.

(2)	Consists of future non-cancelable minimum rental payments under capital leases primarily for our infrastructure.

(3)
Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, asset retirement obligations for office modifications, and a note payable related to financing of our infrastructure.

In 2017, we entered into a new lease agreement for office space in San Francisco, California, to serve as our new corporate headquarters. We took initial possession of our new corporate headquarters in June 2018 and began to recognize rent expense in the same period.
In May 2018, we amended our lease for our current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, we expect to vacate our current corporate headquarters in August 2019, but are obligated to pay rent through February 2020. Accordingly, our future operating lease commitments were reduced by $192.4 million. The lease amendment did not have a material impact to our condensed consolidated statement of operations in the current period, nor do we expect it to be material through our lease termination date in 2019. See Note 7, "Commitments and Contingencies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. We have two types of RSUs outstanding as of September 30, 2018:

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

Upon the effectiveness of the registration statement related to our IPO, which was March 22, 2018, the Performance Vesting Condition associated with our two-tier RSUs was satisfied. As a result, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date. As of September 30, 2018, the unamortized stock-based compensation related to our two-tier RSUs was $0.4 million, which will be recognized if the requisite service is provided over a remaining weighted average period of 0.3 years.

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

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock began trading on the Nasdaq Global Select Market in connection with our IPO, which occurred on March 23, 2018. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals (each, a "Stock Price Target"), measured over a consecutive thirty-day trading period during the Performance Period, which will begin on January 1, 2019, as follows:

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
Award Modifications
During 2017, our Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, we recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018, which is included in the results for the nine months ended September 30, 2018, related to these modified RSUs. We do not expect to record incremental stock-based compensation related to this modification in future periods.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $536.2 million and short-term investments of $502.9 million as of September 30, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of September 30, 2018, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2018, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the nine months ended September 30, 2018, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $1.4 million in net foreign currency transaction losses in the nine months ended September 30, 2018 and $6.9 million in net foreign currency transaction gains in the nine months ended September 30, 2017. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2018 and 2017.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2018, we served over 500 million registered users but only 12.3 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personally identifiable, confidential, or sensitive. We face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure, and networks. We anticipate that these threats will continue to grow in scope and complexity over time. For example, in 2016, we learned that an old set of Dropbox user credentials for approximately 68 million accounts was released. These credentials consisted of email addresses and passwords protected by cryptographic techniques known as hashing and salting. Hashing and salting can make it more difficult to obtain the original password, but may not fully protect the original password from being obtained. We believe these Dropbox user credentials were obtained in 2012 and related to a security incident we disclosed to users. In response, we notified all existing users we believed to be affected and completed a password reset for anyone who had not updated their password since mid-2012. We have responded to this event by expanding our security team and data monitoring capabilities and continuing to work on features such as two-factor authentication to increase protection of user information. While we believe our corrective actions will reduce the likelihood of similar incidents occurring in the future, third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

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

Any unauthorized or inadvertent access to, or an actual or perceived security breach of, our systems, infrastructure, or networks could result in an actual or perceived loss of, or unauthorized access to, our data or our users’ content, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations, and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high profile security breach occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 6.5 million as of December 31, 2015, to 12.3 million as of September 30, 2018. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team resulting from the hiring or departure of our executives. For example, we recently announced that Dennis Woodside, our former Chief Operating Officer, had resigned such role and will remain an advisor through the end of 2018. Some of our other key personnel have recently joined us and are still being integrated into our company. We may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

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

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including implementing IP address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, in 2011, we provided certain downloadable portions of our software to international users that, prior to export, required either a one-time product review or application for an encryption registration number in lieu of such product review. These exports were likely made in violation of U.S. export control and sanction laws. In March 2011, we filed a Final Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations. In June 2012, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed against us by BIS with respect to the 2011 filing. In addition, in 2017, we discovered that our platform has been accessed by certain users in apparent violation of United States sanctions regulations. We filed an Initial Voluntary Self Disclosure in October 2017 with the Office of Foreign Assets Control, or OFAC, and a Final Voluntary Self Disclosure with OFAC in February 2018. In October 2018, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. No monetary penalties were assessed with respect to the 2018 filing. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

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

We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. As of September 30, 2018, we had an aggregate of $1,403.2 million of commitments to settle contractual obligations. In particular, we have used these types of arrangements to finance some of our equipment and datacenters. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

In October 2017, we entered into a new lease agreement to rent office space in San Francisco, California, to serve as our new corporate headquarters. The total minimum obligations under this lease agreement are expected to be approximately $831.6 million. Before moving to our new corporate headquarters, we will continue to operate in our current corporate headquarters, during which time we will be incurring rent expense on both our current and new corporate headquarters. After moving to our new corporate headquarters, we plan to vacate our current corporate headquarters in conjunction with the modified termination date of the lease for our current corporate headquarters. If we are unable to move into our new headquarters as scheduled, our results of operations could be adversely impacted as a result of additional rent expense.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 80.0% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 1.3% of the voting power of our capital stock as of September 30, 2018). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares immediately upon grant and prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

As of September 30, 2018 we had 180,139,427 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

Substantial future sales could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of a large number of sales of shares of such stock in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock.

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.

Sales of our shares may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

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

DROPBOX, INC.

Date:	November 9, 2018	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2018	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	November 9, 2018	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)