Form 10-K
period 2018-12-31
DROPBOX, INC.
filed 2019-02-25
CIK 1467623

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Dropbox, Inc. 333 Brannan Street San Francisco, California 94107 (Address of principal executive offices, including zip code) (415) 857-6800 (Registrant's telephone number, including area code)

Title of each class Class A Common Stock, par value $0.00001 per share	Name of exchange on which registered The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 29, 2018 as reported by the NASDAQ Global Select Market on such date was approximately $6,438.9 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 19, 2019, there were 213,030,982 shares of the registrant's Class A common stock, $0.00001 par value, were outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals); 198,242,857 shares of the registrant’s Class B common stock, $0.00001 par value, were outstanding; and no shares of the registrant’s Class C common stock, $0.00001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2019 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2018.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

PART I.
ITEM 1. BUSINESS
Overview
Dropbox is a leading global collaboration platform that's transforming the way people work together, from the smallest business to the largest enterprise. With over 500 million registered users across more than 180 countries, our products are designed to establish a more enlightened way of working.
Dropbox was founded in 2007 with a simple idea: Life would be a lot better if everyone could access their most important information anytime from any device. Over the past decade, we’ve largely accomplished that mission—but along the way we recognized that for most of our users, sharing and collaborating on Dropbox was even more valuable than storing files.
Our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. Today, Dropbox is well positioned to reimagine the way work gets done. We’re focused on reducing the inordinate amount of time and energy the world wastes on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own.
The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 12.7 million paying users.

What Sets Us Apart
Since the beginning, we’ve focused on simplifying the lives of our users. In a world where business software can be frustrating to use, challenging to integrate, and expensive to sell, we take a different approach.
Simple and intuitive design
While traditional tools developed in the desktop age have struggled to keep up with evolving user demands, Dropbox was designed for the cloud era. We build simple, beautiful products that bring joy to our users and make it easier for them to do their best work.
Open ecosystem
Because people use a wide variety of tools and platforms, Dropbox works seamlessly with other products, integrating with partners from Google and Microsoft to Slack and Zoom.
Viral, bottom-up adoption
Every year, millions of individual users sign up for Dropbox at work. Bottom-up adoption within organizations has been critical to our success as users increasingly choose their own tools at work. We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website.
Performance and security
Our custom-built infrastructure allows us to maintain high standards of performance, availability, and security. Dropbox is built on proprietary, block-level sync technology to achieve industry-leading performance. We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. We also offer numerous layers of protection, from secure file data transfer and encryption to network configuration and application-level controls.
Our Solution
Dropbox allows individuals, teams, and organizations to collaborate more effectively. Anyone can sign up for free through our website or app, and upgrade to a paid subscription plan for premium features. Our platform offers an elegant solution to the challenges described above.
Key elements of our platform

•
Unified home for content. We provide a unified home for the world’s content and the relevant context around it. To date, our users have added hundreds of billions of pieces of content to Dropbox, totaling over an exabyte (more than 1,000,000,000 gigabytes) of data. When users join Dropbox, they gain access to a digital workspace that supports the full content lifecycle—they can create and organize their content, access it from anywhere, share it with internal and external collaborators, and review feedback and history.

•
Global sharing network. We’ve built one of the largest collaboration platforms in the world, with more than 4.5 billion connections to shared content. We cater to the needs of dynamic, dispersed teams. The overwhelming majority of our customers use Dropbox to share and collaborate. As we continue to grow, more users benefit from frictionless sharing, and powerful network effects increase the utility and stickiness of our platform.

•
New product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop new product experiences and extend the capabilities of our platform. Products like Paper and Smart Sync, deep integrations with companies like Zoom, and our acquisition of e-signature and document workflow solution HelloSign help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search and better organization and utility of information. This ongoing innovation broadens the value of our platform and deepens user engagement.

These elements reinforce one another to produce a powerful flywheel effect. As users create and share more content with more people, they expand our global sharing network. This network allows us to gather insights and feedback that help us create new product experiences. And with our scale, we can instantly put these innovations in the hands of millions. This, in turn, helps attract more users and content, which further propels the flywheel.

Our Capabilities
Dropbox is a digital workspace where individuals and teams can create content, access it from anywhere, and share it with collaborators. The power of our platform lies in the breadth of our capabilities and the diverse ways our users make Dropbox work for them. We monetize through a range of subscription plans. Our platform capabilities are described below:

Create
Paper. With Paper, users can co-author content, tag others, create timelines, assign tasks with due dates, embed and comment on files, tables, checklists, code snippets, and rich media—all in real-time. We designed Paper to be simple and beautiful so users can focus on the most important ideas and tasks at hand.

Doc scanner. The doc scanner in our mobile app lets users create content in Dropbox from hard copies. This includes transforming everything from printed materials to whiteboard brainstorming sessions into digital documents that users can edit and share. We apply proprietary machine learning techniques to automatically detect the document being scanned, extract it from the background, fit it to a rectangular shape, remove shadows, adjust the contrast, and save it as a PDF or image file. For Dropbox Business teams, scanned content is analyzed using Optical Character Recognition so text within these scans is searchable in Dropbox.

Access and organize
Search. Dropbox has powerful search capabilities that allow users to quickly find the files and folders they need. Our autocomplete technology surfaces and prioritizes content based on users’ previous activity. For Dropbox Professional subscribers and Dropbox Business teams, full text search allows users to scan the entire content of their files.
Rich previews. Rich previews allow users to easily interact with files across any device without having to open different applications. Users can comment on, annotate, review, and present files, and see who viewed and edited them. We support previews of over 280 file types, and Dropbox users currently preview files tens of millions of times every day.

Smart Sync. With Smart Sync, users can access all of their content natively on their computers without taking up storage space on their local hard drives. We intelligently sync files to a user’s computer as they need them, and users can control which files or folders are always synced locally. With Smart Sync, files that are only stored in the cloud appear in the local file system and can be opened directly from Windows File Explorer or Mac Finder, instead of having to navigate to our web interface. Smart Sync is available to Dropbox Professional subscribers and Dropbox Business teams.

Version history. As paying users work on files, our servers keep snapshots of all their changes. Users can see a file’s complete version history so they can reference and retrieve older versions if needed. Version histories are kept between 30 to 120 days for paying users, depending on subscription plan.
Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2018, Dropbox was receiving over 50 billion API calls per month and over 500,000 developers had registered and built applications on our platform. In addition, more than 75% of Dropbox Business teams have linked to one or more third-party applications.
Share
Folders. There are three types of folders in Dropbox: private, shared, and team folders. A private folder allows an individual to sync files between devices. A shared folder allows users to quickly and easily start a project space for group collaboration. A team folder, which is only available for Dropbox Business teams, is a central, administrator-managed hub where they can store and collaborate on content.

Shared links. Users can share files and folders with anyone, including non-Dropbox users, by creating a Dropbox link. Once created, the link can be sent through email, text, Facebook, Twitter, instant message, or other channels. The recipient can view the file with a rich preview or see all the files in a shared folder. Dropbox Professional subscribers and Dropbox Business teams can set passwords and expiration dates and specify whether recipients can comment on or download the files.
Showcase. Showcase gives users a way to present their work to clients and business partners through a customizable, professionally branded webpage. Users can display visual previews of multiple files on the same page and add relevant context with introductory text and captions and an introduction. Showcase also lets users track how recipients engage with their content, including analytics on who has viewed, commented, or downloaded content on a per-person and per-file basis.
File requests. With file requests, users can invite anyone to submit files into a specified Dropbox folder through a simple link—regardless of whether the recipient has a Dropbox account. File requests are ideal for tasks such as collecting bids from contractors or requesting submissions from coworkers and clients. All submitted files are organized into a Dropbox folder that’s private to the requesting user.

Collaborate
Comments and annotations. Dropbox comments and annotations marry content with the conversations and relevant context around it. Instead of being scattered across separate silos, such as email and chat, the editing and development of content are tied to a file. Users can give feedback on specific parts of files through a rich, innovative overlay on our web and mobile platforms.
File activity stream. An activity feed lives next to every file preview on our web interface, telling users what’s happening with a file. The feed shows when someone opens a file, edits a file, or shares a file.
Notifications. We use real-time notifications across all our channels—web, desktop, email, and mobile—to keep users up-to-date on what’s happening with their work. Users can choose to be notified when someone opens, edits, shares, or comments on a file, or adds a file to their shared folders.
Viewer information and presence. On both file previews and Paper docs, Dropbox shows users in real-time who’s viewing a doc and when a doc was last viewed by other users. On desktop, the Dropbox badge is a subtle overlay to Microsoft Word, Excel, and PowerPoint that lets users know if someone opens or edits the file they’re working in. The Dropbox badge gives users real-time insight into how others are interacting with their content, bringing modern collaboration features often found only in web-based documents to desktop files.
Secure
Security protections. We employ strong protections for all of the data on our platform.

•
Encryption. Dropbox file data at rest is encrypted using 256-bit Advanced Encryption Standard, or AES. To protect data in transit between Dropbox apps such as desktop, mobile, API, or web and our servers, Dropbox uses Secure Sockets Layer, or SSL, and Transport Layer Security, or TLS, for data transfer, creating a secure tunnel protected by 128-bit or higher AES encryption.

•
File recovery. Every deletion event in Dropbox is recorded, including when groups of files are deleted. Users can easily recover files through our web interface. Dropbox Plus subscribers may recover prior versions for up to 30 days after deletion, and Dropbox Professional and Dropbox Business subscribers may recover prior versions for up to 120 days after deletion.

Administrator controls. Dropbox Business team administrators have many ways to customize security settings in both global and granular ways.

•	Sharing permissions: Team administrators can set up and monitor how their members share team folders, and can set sharing permissions on all folders, sub-folders, and links through the sharing tab.

•	Remote device wipe: Team administrators can delete their organization’s Dropbox content from a member’s linked devices, which is especially useful should someone lose a device or leave the team.

•
Audit log: Team administrators can monitor which members are sharing files and logging into Dropbox, among other events. They can review activity logs, create full reports for specific time ranges, and pull activity reports on specific members. Advanced and Enterprise team administrators have access to audit logs with file-event tracking.

•	Device approvals: Advanced and Enterprise team administrators can manage how members access Dropbox on their devices.

•	Tiered administrator roles: Advanced and Enterprise teams have the ability to set multiple administrator roles, each with a different set of permissions.

•	Network control: Enterprise team administrators can restrict personal Dropbox usage on their organization’s network.
Third-party security integrations. We’ve partnered with industry-leading third parties to enable us to provide a wide range of IT processes and satisfy industry compliance standards, including:

•	Security information and event management: Allows Dropbox Business administrators to oversee and manage employee activity, and access sensitive data through the administrator page.

•	Data loss prevention: Protects sensitive data like personally identifiable information and payment card industry data stored in Dropbox Business accounts.

•	eDiscovery and legal hold: Enables secure search and the ability to collect and preserve electronically stored information in Dropbox Business accounts.

•	Digital rights management: Provides third-party encryption for company data stored in Dropbox Business accounts.

•	Data migration and on-premises backup: Assists in transferring large amounts of data between locations and securing sensitive information with on-site data backup.

•	Identity management: Allows companies to keep their Dropbox Business team authenticated with an external identity provider like Active Directory.

Our Subscription Plans
We offer subscription plans to serve the varying needs of our diverse customer base, which includes individuals, teams, and organizations of all sizes.

Individuals

Teams

Basic	Plus	Professional	Standard	Advanced	Enterprise
Free	$9.99 / month $99.00 / year	$19.99 / month $199.00 / year	$15.00 / month $150.00 / year	$25.00 / month $240.00 / year	Negotiated pricing
		Everything in Plus	**Everything in Professional**	**Everything in Standard**	**Everything in Advanced**
	Priority email support Remote device wipe Offline Access on mobile 30 day file recovery	Priority chat support Share controls Full-text search 120 day file recovery Smart Sync	Team folders Admin console Granular permissions Active directory connector Enables HIPAA compliance Unlimited API access*	Business hours phone support Single sign-on integration (SSO) Audit logs Device approvals Tiered admin roles	24/7 phone support Enterprise mobility management (EMM) Network control Domain insights and analytics
		Showcase		Showcase	Showcase
2GB of storage	1TB storage	2TB storage	3TB storage	As much storage as needed	As much storage as needed

*Teams have unlimited API access to productivity and security partners but may be subject to a cap on API calls to data transport partners.

Our Customers
We’ve built a thriving global business with 12.7 million paying users. As of December 31, 2018, we had more than 400,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2016, 2017, and 2018, no customer accounted for more than 1% of our revenue. Our customers include individuals, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.
How we support our customers
All of our users can access support through the following resources:

•	Help center: Provides an online repository of helpful information about our platform, responses to frequently asked questions, and best practices for use.

•	Community support: Facilitates collaboration between users on answers, solutions, and ideas about our platform in an online community.

•	Twitter support: Provides users real-time product and service updates, and offers tips and troubleshooting information.

•	Guided troubleshooting: Offers step-by-step instructions to resolve common questions and provides a portal to submit help requests for questions that aren’t otherwise available.
We also offer additional support for our paying users as described above in “Our Subscription Plans.”

Our Sales and Marketing Approach
As users share content and collaborate on our platform, they introduce and invite new users, driving viral growth. We generate 90% of our revenue from self-serve channels, which reduces customer acquisition costs.
We’ve developed an efficient marketing function that’s focused on building brand awareness and reinforcing our self-serve model. Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. In 2018, hundreds of millions of devices—including computers, phones, and tablets—were actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users.
We complement our self-serve strategy with a focused outbound sales effort targeted at organizations with existing organic adoption of Dropbox. Once prospects are identified, our sales team works to broaden adoption of our platform into wider-scale deployments. We also acquire some users through paid marketing and distribution partnerships in which hardware manufacturers pre-install our software on their devices.
Our Technology Infrastructure and Operations
Our users trust us with their most important content, and we focus on providing them with a secure and easy-to-use platform. More than 90% of our users’ data is stored on our own custom-built infrastructure, which has been designed from the ground up to be reliable and secure, and to provide annual data durability of at least 99.999999999%. We have datacenter co-location facilities in California, Texas, and Virginia.
We also utilize Amazon Web Services, or AWS, for the remainder of our users’ storage needs and to help deliver our services. These AWS datacenters are located in the United States and Europe, which allows us to localize where content is stored. Our technology infrastructure, combined with select use of AWS resources, provides us with a distributed and scalable architecture on a global scale.
We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Incremental backups are performed hourly and full backups are performed daily. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region.
Our Employees
As of December 31, 2018, we had 2,323 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
Our Commitment to Security and Privacy
Trust is the foundation of our relationship with our users, and we take significant measures every day to protect their privacy and security.
Security
Our sophisticated infrastructure is designed to protect our users’ content while it is transferred, stored, and processed. We offer multiple layers of protection, including secure file data transfer, encryption, network configuration, and application-level controls. For Dropbox Business teams, our tools also empower administrators with control and visibility features that allow them to customize our platform to their organizations’ needs. Our information security policies and management framework are designed to build a culture of security, and we continually assess risks and improve the security, confidentiality, integrity, and availability of our systems. We voluntarily engage third-party security auditors to test our systems and controls at least annually against the most widely recognized security standards and regulations. We also encourage and support independent research through our bug bounty program, where we work with leading security researchers from around the world to maintain the high standards of security our users have come to expect.
Dropbox supports HIPAA and HITECH compliance. We sign business associate agreements with our customers who require them in order to comply with the Health Insurance Portability and Accountability Act, or HIPAA, and the Health Information Technology for Economic and Clinical Health Act, or HITECH. We also offer a HIPAA assessment report performed by an independent third party.
Privacy
We’re committed to keeping user data private. Our privacy policy details how users’ information is protected and the steps we take to protect it. Dropbox also has terms and guidelines for third-party developers to create applications that connect to Dropbox while respecting user privacy. Dropbox is certified under the EU-U.S. and Swiss-U.S. Privacy Shield and operates a robust privacy program.

Our Competition
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
We believe that the principal competitive factors in our markets include the following:

•	user-centric design;

•	ease of adoption and use;

•	scale of user network;

•	features and platform experience;

•	performance;

•	brand;

•	security and privacy;

•	accessibility across several devices, operating systems, and applications;

•	third-party integration;

•	customer support;

•	continued innovation; and

•	pricing.
We believe we compete favorably across these factors and are largely unhindered by legacy constraints. However, some of our competitors may have greater name recognition, longer operating histories, more varied services, the ability to bundle a broader range of products and services, larger marketing budgets, established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on patents, patent applications, trademarks, copyrights, trade secrets, know-how license agreements, confidentiality procedures, non-disclosure agreements, employee disclosure and invention assignment agreements, and other contractual rights to establish and protect our proprietary rights. In addition, from time to time we’ve purchased patents, inbound licenses, trademarks, domain names, and patent applications from third parties.
We have over 750 issued patents and more than 600 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we have a large number of inbound licenses to key patents in the file collaboration, storage, syncing, and sharing markets.
We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the United States and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.dropbox.com, and similar variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States.
Corporate Information
We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. Our principal offices are located at 333 Brannan Street, San Francisco, California, 94107, and our telephone number is (415) 857-6800. We completed our initial public offering in March 2018, and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “DBX.”
Available Information
Our website is located at http://www.dropbox.com/, and our investor relations website is located at http://investors.dropbox.com/. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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

Although it is important to our business that our users renew their subscriptions after their existing subscriptions expire and that we expand our commercial relationships with our users, given the volume of our users, we do not actively monitor the retention rates of our individual users. As a result, we may be unable to address any retention issues with specific users in a timely manner, which could harm our business.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2018, we served over 500 million registered users but only 12.7 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $484.9 million, $111.7 million, and $210.2 million, in the years ended December 31, 2018, 2017 and 2016, respectively, and we had an accumulated deficit of $1,659.5 million as of December 31, 2018. As we strive to grow our business, we expect expenses to increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. We also expect our research and development expenses to increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. In addition, we will incur additional rent expense in connection with our move to our new corporate headquarters, and additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. We may encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

We may not be able to respond to rapid technological changes, extend our platform, or develop new features or products.

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2017, we released Smart Sync, an advanced productivity feature, and introduced Paper, a new collaborative product experience. More recently, in 2018, we announced Dropbox Extensions, which allows users to initiate and manage workflows with third-party partner applications from Dropbox. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features to our platform may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

We may not successfully manage our growth or plan for future growth.

Since our founding in 2007, we have experienced rapid growth. For example, our headcount has grown from 1,612 employees as of December 31, 2016, to 2,323 employees as of December 31, 2018, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base or our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 12.7 million as of December 31, 2018. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team resulting from the hiring or departure of our executives. For example, in the third quarter of 2018 we announced that Dennis Woodside, our former Chief Operating Officer, had resigned such role, remaining an advisor through the end of 2018. Some of our other key personnel have recently joined us and are still being integrated into our company. We may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

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

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, particularly in the San Francisco Bay Area where our headquarters is located, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

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

We believe that our brand identity and awareness have contributed to our success and have helped fuel our efficient go-to-market strategy. We also believe that maintaining and enhancing the Dropbox brand is critical to expanding our base of users. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Any unfavorable publicity or consumer perception of our platform or the providers of content collaboration solutions generally could adversely affect our reputation and our ability to attract and retain users. Additionally, if we fail to promote and maintain the Dropbox brand, our business, results of operations, and financial condition will be materially and adversely affected.

We are continuing to expand our operations outside the United States, where we may be subject to increased business and economic risks that could impact our results of operations.

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2018 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2018, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2018, Dropbox was receiving over 50 billion API calls per month, and more than 500,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our business, brand, and reputation.

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

We are also subject to various U.S. and international anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and Irish Criminal Justice (Corruption Offences) Act 2018, as well as other similar anti-bribery and anti-kickback laws and regulations. These laws and regulations generally prohibit companies and their employees and intermediaries from authorizing, offering, or providing improper payments or benefits to officials and other recipients for improper purposes. Although we take precautions to prevent violations of these laws, our exposure for violating these laws increases as we continue to expand our international presence and any failure to comply with such laws could harm our reputation and our business.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. Additionally, California recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have stated that they intend to propose amendments to this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

On June 11, 2018, the repeal of the Federal Communications Commission’s, or FCC, “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, on September 30, 2018, California enacted the California Internet Consumer Protection and Net Neutrality Act of 2018, making California the fourth state to enact a state-level net neutrality law since the FCC repealed its nationwide regulations, mandating that all broadband services in California must be provided in accordance with state net neutrality requirements. The U.S. Department of Justice has sued to block the law going into effect, and California has agreed to delay enforcement until the resolution of the FCC’s repeal of the federal rules. A number of other states are considering legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 750 issued patents and more than 600 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

We have acquired, and may in the future acquire, other businesses, and we may also receive offers to be acquired, any of which could require significant management attention, disrupt our business, or dilute stockholder value.

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

We have limited experience making acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the anticipated benefits from such acquisitions, due to a number of factors, including:

•	acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;

•	difficulty integrating and retaining the personnel, intellectual property, technology infrastructure, and operations of an acquired business;

•	ineffective or inadequate, controls, procedures, or policies at an acquired business;

•	multiple product lines or services offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

•	potential unknown liabilities or risks associated with an acquired business, including those arising from existing contractual obligations or litigation matters;

•	inability to maintain relationships with key customers, suppliers, and partners of an acquired business;

•	lack of experience in new markets, products or technologies;

•	diversion of management's attention from other business concerns; and

•	use of resources that are needed in other parts of our business.

We may not be able to integrate acquired businesses successfully or effectively manage the combined company following an acquisition. If we fail to successfully integrate acquisitions, or the people or technologies associated with those acquisitions, the results of operations of the combined company could be adversely affected. Any integration process will require significant time, resources, and attention from management, and disrupt the ordinary functioning of our business, and we may not be able to manage the process successfully, which could adversely affect our business, results of operations, and financial condition.

Any acquisition we complete could be viewed negatively by users, developers, partners, or investors, and could have adverse effects on our existing business relationships. In addition, we may not successfully evaluate or utilize acquired technology or accurately forecast the financial impact of an acquisition transaction, including accounting charges.

We may have to pay a substantial portion of our available cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

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

As of December 31, 2018, we had $923.6 million of federal and $403.5 million of state net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $307.4 million will begin to expire in 2031 and $616.2 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. As of December 31, 2018, we also had $265.1 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We performed a study for the period through December 31, 2018 and determined that no ownership changes exceeding 50 percentage points had occurred. Our ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes from January 1, 2019 and subsequent years.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our fiscal 2019 Annual Report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until our first annual report filed with the SEC where we are an “accelerated filer” or a “large accelerated filer.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations, and financial condition and could cause a decline in the trading price of our Class A common stock.

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

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Annual Report on Form 10-K which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

We finance a significant portion of our expenditures through leasing arrangements, some of which are not required to be reflected on our balance sheet, and we may enter into additional similar arrangements in the future. As of December 31, 2018, we had an aggregate of $1,394.9 million of commitments to settle contractual obligations. In particular, we have used these types of arrangements to finance some of our equipment and datacenters. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

In October 2017, we entered into a new lease agreement to rent office space in San Francisco, California, to serve as our new corporate headquarters. The total minimum obligations under this lease agreement are expected to be approximately $831.6 million. Before moving to our new corporate headquarters, we will continue to operate in our current corporate headquarters, during which time we will be incurring rent expense on both our current and new corporate headquarters. After moving to our new corporate headquarters, we plan to vacate our current corporate headquarters. If we are unable to move into our new headquarters as scheduled, our results of operations could be adversely impacted as a result of additional rent expense.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, results of operations, and financial condition, could be adversely affected.

We may need additional capital, and we cannot be certain that additional financing will be available on favorable terms, or at all.

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash, cash equivalents and short-term investments, amounts available under our existing credit facilities, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

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

The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our Class A common stock by us or our stockholders;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2018, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 87.1% of the voting power of our capital stock, with our Co-Founders holding approximately 53% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 1.2% of the voting power of our capital stock as of December 31, 2018). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure likely makes us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. These policies are still new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

Because of the relatively small number of shares of our Class A common stock outstanding after our IPO and the number of shares of Class A common stock held by our founders as a result of their RSAs, which shares have full voting rights, our co-founders will have significant influence over any vote of the Class A common stock voting as a separate class.

As of December 31, 2018, we had 225,750,948 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

Substantial future sales could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of a large number of sales of shares of such stock, and the perception that these sales could occur may also depress the market price of our Class A common stock.

Under our investors’ rights agreement, certain stockholders can require us to register shares owned by them for public sale in the United States. In addition, we filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.

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

Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision.

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

As previously disclosed in our Current Report on Form 8-K filed with the SEC on December 19, 2018, in light of the decision issued by the Delaware Court of Chancery in Matthew Sciabacucchi v. Matthew B. Salzberg et al., C.A. No. 2017-0931-JTL (Del. Ch.), finding Federal Forum Provisions are not valid under Delaware law, we do not intend to enforce the Federal Forum Provision in our amended and restated bylaws unless and until such time there is a final determination by the Delaware Supreme Court regarding the validity of such provisions. To the extent the Delaware Supreme Court makes a final determination that provisions such as the Federal Forum Provision are not valid as a matter of Delaware law, our board of directors intends to amend our amended and restated bylaws to remove the Federal Forum Provision.

If we face relevant litigation and are unable to enforce these provisions, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.

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

ITEM 1B. URESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, pursuant to operating leases that expire in 2033. We lease additional offices in San Francisco and around the world, including in Austin, Texas; Seattle, Washington; New York, New York; Dublin, Ireland; London, United Kingdom; Tel Aviv, Israel; Sydney, Australia; and Tokyo, Japan. We have datacenter co-location facilities in California, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. For example, in April 2015, Synchronoss Technologies, Inc., a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California. Trial is set for August 2019. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. We intend to vigorously defend this lawsuit, and believe we have valid defenses to the claims. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Class A Common Stock
Our Class A common stock has been listed on the Nasdaq Global Market under the symbol "DBX" since March 23, 2018. Prior to that date, there was no public trading market for our Class A common stock.
Holders of Record
As of February 19, 2019, we had 945 holders of record of our Class A and Class B common stock, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant. In addition, the terms of our revolving credit facility place certain limitations on the amount of cash dividends we can pay, even if no amounts are currently outstanding.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, or the SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Act.
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2018 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

DBX Performance Graph
$120
$100
$80
$60
3/23/2018
3/31/2018
6/30/2018
9/30/2018
12/31/2018
Dropbox, Inc. Class A
S&P 500 Index
NASDAQ Computer Index

Company Index	Base period 3/23/18	3/31/2018	6/30/2018	9/30/2018	12/31/2018

Dropbox, Inc. Class A	$100	$110	$114	$94	$72
S&P 500 Index	100	102	105	113	97
NASDAQ Computer Index	100	101	109	117	95
* Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
Options and RSU issuances
From January 1, 2018 through March 23, 2018 (the date of the filing of our registration statement on Form S-8, File No. 333-223863), we issued and sold to our employees, consultants, and other services providers an aggregate of 130,735 shares of Class B common stock upon the exercise of options issued under our 2008 Plan at exercise prices from $4.28 to $25.23, for an aggregate exercise price of $0.8 million.

From January 1, 2018 through March 23, 2018 (the date of the filing of our registration statement on Form S-8, File No. 333-223863), we granted to our directors, officers, employees, consultants, and other service providers an aggregate of 11.0 million restricted stock units to be settled in shares of our Class A common stock under our equity compensation plans.

Use of Proceeds from Public Offering of Class A Common Stock and Concurrent Private Placement
On March 27, 2018, we closed our IPO, in which we sold 26,822,409 shares of our Class A common stock at a price to the public of $21.00 per share. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-223182), which was declared effective by the SEC on March 22, 2018. Immediately subsequent to the closing of our IPO, Salesforce Ventures LLC purchased 4,761,905 shares of our Class A common stock from us at $21.00 per share. On March 28, 2018, the underwriters exercised their option to purchase an additional 5,400,000 shares of our Class A common stock at $21.00 per share. This transaction closed on April 3, 2018, resulting in additional proceeds of $108.4 million. In aggregate, we raised $746.6 million in net proceeds after deducting underwriters’ discounts and commissions of $30.1 million and before deducting offering expenses of approximately $6.9 million, net of reimbursements. We utilized a portion of the net proceeds to satisfy our tax withholding and remittance obligations related to the release of restricted stock units, or the RSU settlement. Additionally, we utilized a portion of the net proceeds to purchase investment grade, interest bearing instruments pursuant to the investment policy approved by our board of directors. We also intend to use the net proceeds we received from our IPO and the concurrent private placement for general corporate purposes, including working capital, operating expenses, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO and the concurrent private placement to acquire businesses, products, services, or technologies. The managing underwriters of our IPO were Goldman, Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

Issuer Purchases of Equity Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018, and 2017, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the year ended December 31, 2015 and the consolidated balance sheet data as of December 31, 2016 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

	Year ended December 31,
	2018	2017	2016	2015

	(In millions except for per share amounts)
Revenue	$1,391.7	$1,106.8	$844.8	$603.8
Cost of revenue(1)	394.7	368.9	390.6	407.4
Gross profit	997.0	737.9	454.2	196.4
Operating expenses:(1)
Research and development	768.2	380.3	289.7	201.6
Sales and marketing	439.6	314.0	250.6	193.1
General and administrative	283.2	157.3	107.4	107.9
Total operating expenses	1,491.0	851.6	647.7	502.6
Loss from operations	(494.0)	(113.7)	(193.5)	(306.2)
Interest income (expense), net	7.1	(11.0)	(16.4)	(15.2)
Other income (expense), net	6.8	13.2	4.9	(4.2)
Loss before income taxes	(480.1)	(111.5)	(205.0)	(325.6)
Provision for income taxes	(4.8)	(0.2)	(5.2)	(0.3)
Net loss	$(484.9)	$(111.7)	$(210.2)	$(325.9)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.35)	$(0.57)	$(1.11)	$(1.77)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	358.6	195.9	189.1	184.5

(1)	Includes stock-based compensation as follows:

	Year ended December 31,
	2018	2017	2016	2015

	(In millions)
Cost of revenue	$47.0	$12.2	$8.2	$2.6
Research and development	368.2	93.1	72.7	36.1
Sales and marketing	94.3	33.7	44.6	19.8
General and administrative	140.6	25.6	22.1	7.6
Total stock-based compensation(3)	$650.1	$164.6	$147.6	$66.1

(2)
See Note 12, “Net Loss Per Share” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

(3)
During the year ended December 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to our two-tier restricted stock units ("RSUs") upon the effectiveness of our registration statement for our Initial Public Offering ("IPO"). Refer to "Significant Impacts of Stock-Based Compensation" included elsewhere in this Annual Report on Form 10-K for further information.

Consolidated Balance Sheet Data

	As of December 31,
	2018	2017	2016

	(In millions)
Cash, cash equivalents, and short-term investments	$1,089.3	$430.0	$352.7
Working capital	372.7	(220.3)	(221.9)
Property and equipment, net	310.6	341.9	444.0
Total assets	1,694.1	1,019.9	1,004.2
Deferred revenue, current and non-current	485.6	419.2	354.9
Capital lease obligations, current and non-current	163.7	174.3	257.2
Total stockholders’ equity	676.8	102.9	122.8

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 12.7 million paying users.

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
Paying users
We define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. One person would count as multiple paying users if the person had more than one active license. For example, a 50-person Dropbox Business team would count as 50 paying users, and an individual Dropbox Plus user would count as one paying user. If that individual Dropbox Plus user was also part of the 50-person Dropbox Business team, we would count the individual as two paying users. As of December 31, 2018, across all of our paying users, more than 30% subscribe to a Dropbox team plan while the remainder are on a Dropbox individual plan.
We have experienced growth in the number of paying users across our products, with the majority of paying users for the periods presented coming from our self-serve channels.
The below table sets forth the number of paying users as of December 31, 2018, 2017, and 2016:

	As of December 31,
	2018	2017	2016

	(In millions)
Paying users	12.7	11.0	8.8

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
In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During the second quarter of 2018, a significant portion of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Our ARPU increased for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to an increased mix of sales towards our higher priced subscription plans, including our Dropbox Business Advanced plan launched in early 2017.
The below table sets forth our ARPU for the years ended December 31, 2018, 2017, and 2016.

	Year ended December 31,
	2018	2017	2016

ARPU	$117.64	$111.91	$110.54

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
Our FCF increased for the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to higher cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance. These cash inflows were partially offset by an increase in capital expenditures primarily related to the build-out of our new corporate headquarters.
Our FCF increased for the year ended December 31, 2017, compared to the year ended December 31, 2016, primarily due to higher cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance. In addition, FCF increased due to a decrease in capital expenditures related to our office and datacenter build-outs.
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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year ended December 31,
	2018	2017	2016

	(In millions)
Net cash provided by operating activities	$425.4	$330.3	$252.6
Capital expenditures	(63.0)	(25.3)	(115.2)
Free cash flow	$362.4	$305.0	$137.4

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
In recent years, we have taken several steps to improve the efficiency of the infrastructure that supports our platform. These efforts include an initiative that focused on migrating the vast majority of user data stored on the infrastructure of third-party service providers to our own lower cost, custom-built infrastructure in co-location facilities that we directly lease and operate. In order to host user data on our own infrastructure, we leased or purchased infrastructure that is depreciated within our cost of revenue. During the migration to our internal infrastructure, we duplicated our users’ data between our internal infrastructure and that of our third-party service providers, resulting in higher storage costs. We reduced this practice over time until we completed the migration in the fourth quarter of 2016. Related to this initiative, we no longer duplicate data between our internal infrastructure and that of any third-party service providers. We expect to continue to realize benefits from expanding our internal infrastructure due to our operating scale and lower unit costs.
Starting in 2016, we also took measures to manage the storage footprint of certain long-inactive Basic users, freeing up additional storage capacity. Specifically, we closed the accounts of certain Basic users who had not engaged in any activity on the Dropbox platform in the last year and did not respond to multiple e-mail inquiries from us regarding their inactivity. We continue to regularly take similar measures to manage long-inactive and non-responsive Basic user accounts, and our total registered user numbers do not include accounts that have been closed. This effort, along with additional usage optimizations in 2017, enabled us to continue operating our business within our existing infrastructure base without a need for extensive incremental capital expenditures and leasing activity.
These efforts are collectively referred to as our Infrastructure Optimization, and some are ongoing.
Our Infrastructure Optimization reduced unit costs and helped limit capital expenditures and associated depreciation. Combined with the concurrent increase in our base of paying users, we experienced a reduction in our cost of revenue, an increase in our gross margins, and an improvement in our free cash flow in the periods presented.
During the first quarter of 2018, based on considerations including our asset replacement cycle and our ongoing Infrastructure Optimization efforts, we revisited the useful life estimates of certain infrastructure equipment. These optimization efforts include efficiencies that allow us to utilize certain infrastructure equipment for longer periods of time. As a result, we determined that the useful lives of the impacted infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. We accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $16.1 million during the year ended December 31, 2018.
We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, excluding the impact of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, will increase in absolute dollars in future periods. In addition, as a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our cost of revenue increased significantly in absolute dollars during the year ended December 31, 2018 due to the completion of our initial public offering.

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
As a result of certain stock-based compensation charges described in “—Significant Impacts of Stock-Based Compensation”, our research and development, sales and marketing, and general and administrative expenses increased significantly in absolute dollars and as a percentage of revenue during the year ended December 31, 2018 due to the completion of our initial public offering.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned from our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our capital lease obligations for infrastructure and our imputed financing obligation for our liability to the legal owner of our previous corporate headquarters. Beginning in the fourth quarter of 2018, we no longer incur interest expense for our imputed financing obligation due to the termination of our master lease for our previous corporate headquarters in the third quarter of 2018.

Other income, net

Other income, net consists of other non-operating gains or losses, including those related to lease arrangements, which include ongoing subleases. Sublease income in excess of our original lease obligation is split with the original lessor per the terms of the sublease agreement, with our portion recorded to other income, net. Other income, net also includes foreign currency transaction gains and losses, and realized gains and losses related to our short-term investments.

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
As of December 31, 2018, we had $923.6 million of federal and $403.5 million of state net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $307.4 million will begin to expire in 2031 and $616.2 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. As of December 31, 2018, we also had $265.1 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration. In addition, under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We performed a study for the period through December 31, 2018, and determined that no ownership changes exceeding 50 percentage points have occurred. Our ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes from January 1, 2019, and subsequent years.
The Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The Tax Reform Act also contains a number of provisions that may impact us in future years. At December 31, 2017, we had not completed our accounting for all of the enactment-date income tax effects of the Tax Reform Act for remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. During the twelve months ended December 31, 2018 we completed our accounting for all of the enactment-date income tax effects of the Tax Reform Act. Upon completing our analysis, we have recognized no material adjustments to our provisional amounts recorded for the year ended December 31, 2017.
We continue to monitor ongoing guidance in this area, as the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation.
As a result of the reduction in the corporate rate, we remeasured our U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse. As of December 31, 2017, we determined the remeasurement resulted in a reduction in deferred tax assets of $63.1 million, which was fully offset by a corresponding change to our valuation allowance. There were no material changes from provisional amounts recorded for the year ended December 31, 2017.
The Tax Reform Act repeals the corporate alternative minimum tax, or AMT, effective beginning in 2018 and permits AMT credit carryforwards to be refunded to the extent unused through 2021. Since we do not anticipate the use of these credits to reduce future federal taxes, we recognized an income tax benefit and established an income tax receivable to reflect anticipated refunds of $1.4 million for our 2016 AMT credit carryforward during the year ended December 31, 2018. There were no material changes from provisional amounts recorded for the year ended December 31, 2017.
The Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017, or the Transition Tax. As a result of the cumulative deficits in our foreign subsidiaries, we have no Transition Tax inclusion.
The Tax Reform Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We have elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of the tested losses in our foreign subsidiaries under GILTI regulations, we have no GILTI inclusion for the year ended December 31, 2018.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year ended December 31,
	2018	2017	2016

	(In millions)
Revenue	$1,391.7	$1,106.8	$844.8
Cost of revenue(1)	394.7	368.9	390.6
Gross profit	997.0	737.9	454.2
Operating expenses:(1)
Research and development	768.2	380.3	289.7
Sales and marketing	439.6	314.0	250.6
General and administrative	283.2	157.3	107.4
Total operating expenses	1,491.0	851.6	647.7
Loss from operations	(494.0)	(113.7)	(193.5)
Interest income (expense), net	7.1	(11.0)	(16.4)
Other income, net	6.8	13.2	4.9
Loss before income taxes	(480.1)	(111.5)	(205.0)
Provision for income taxes	(4.8)	(0.2)	(5.2)
Net loss	$(484.9)	$(111.7)	$(210.2)

(1)	Includes stock-based compensation as follows:

	Year ended December 31,
	2018	2017	2016

	(In millions)
Cost of revenue	$47.0	$12.2	$8.2
Research and development	368.2	93.1	72.7
Sales and marketing	94.3	33.7	44.6
General and administrative	140.6	25.6	22.1
Total stock-based compensation(2)	$650.1	$164.6	$147.6

(2)
During the year ended December 31, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million related to our two-tier restricted stock units upon the effectiveness of our registration statement for our IPO. Refer to "Significant Impacts of Stock-Based Compensation" included elsewhere in this Annual Report on Form 10-K for further information.

	Year ended December 31,
	2018	2017	2016

	(As a % of revenue)
Revenue	100%	100%	100%
Cost of revenue	28	33	46
Gross profit	72	67	54
Operating expenses:	—
Research and development	55	34	34
Sales and marketing	32	28	30
General and administrative	20	14	13
Total operating expenses	107	77	77
Loss from operations	(35)	(10)	(23)
Interest income (expense), net	1	(1)	(2)
Other income, net	—	1	1
Loss before income taxes	(34)	(10)	(24)
Provision for income taxes	—	—	(1)
Net loss	(35)%	(10)%	(25)%

Comparison of the year ended December 31, 2018 and 2017
Revenue

	Year ended December 31,
	2018	2017	$ Change	% Change

	(In millions)
Revenue	$1,391.7	$1,106.8	$284.9	26%
Revenue increased $284.9 million or 26% during the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was primarily due to a 16% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher priced subscription plans, including our Dropbox Business Advanced plan launched in early 2017.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2018	2017	$ Change	% Change

	(In millions)
Cost of revenue	$394.7	$368.9	$25.8	7%
Gross profit	997.0	737.9	259.1	35%
Gross margin	72%	67%

Cost of revenue increased $25.8 million or 7% during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $34.8 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Cost of revenue also increased due to $10.1 million in credit card transaction fees due to higher sales and professional fees for user support, and $4.3 million in overhead-related costs. These increases were partially offset by a decrease of $23.3 million in our infrastructure costs primarily due to continued infrastructure usage optimization efforts, which included a reduction in depreciation expense due to the change in depreciable useful life of certain of our infrastructure equipment, which was effective on January 1, 2018.
Our gross margin increased from 67% during the year ended December 31, 2017 to 72% during the year ended December 31, 2018, primarily due to a 26% increase in our revenue during the period and a decrease in our infrastructure costs as described above. The increase in gross margin was partially offset by the increase in stock-based compensation from the achievement of the performance vesting condition related to our two-tier RSUs upon the effectiveness of the registration statement related to our IPO.
Research and development

	Year ended December 31,
	2018	2017	$ Change	% Change

	(In millions)
Research and development	$768.2	$380.3	$387.9	102%
Research and development expenses increased $387.9 million or 102% during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $275.1 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Further, the increase in research and development expense was due to an increase of $61.8 million in employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of $39.9 million in overhead-related costs.
Sales and marketing

	Year ended December 31,
	2018	2017	$ Change	% Change

	(In millions)
Sales and marketing	$439.6	$314.0	$125.6	40%
Sales and marketing expenses increased $125.6 million or 40% during the year ended December 31 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $60.6 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. Sales and marketing expenses also increased $22.3 million due to brand marketing costs, lead generation costs, third-party sales representative fees, and sponsorships. In addition, the increase in sales and marketing expense was due to an increase of $17.5 million in employee-related expenses, excluding stock-based compensation, which was due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs, and an increase of app store fees as a result of increased sales.
General and administrative

	Year ended December 31,
	2018	2017	$ Change	% Change

	(In millions)
General and administrative	$283.2	$157.3	$125.9	80%
General and administrative expenses increased $125.9 million or 80% during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase of $115.0 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants in connection with our IPO. In addition, general and administrative expenses increased $12.0 million due to employee-related expenses, excluding stock-based compensation, due to headcount growth and employer payroll taxes related to the release of our two-tier RSUs. These increases were offset by a decrease of $11.3 million in contributions to the Dropbox Charitable Foundation, of which $9.4 million was a non-cash contribution of Class A common stock for its initial funding, and $1.9 million was related to cash contributions made during the year ended December 31, 2017.
Interest income (expense), net
Interest income (expense), net increased $18.1 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to an increase in interest income from our money market funds and short-term investments of $13.8 million, and a decrease of interest expense of $4.2 million due to fewer assets acquired under capital leases.
Other income, net
Other income, net decreased $6.4 million during the year ended December 31, 2018, as compared to the year ended December 31, 2017, primarily due to foreign currency losses of $1.9 million during the year ended December 31, 2018, compared to foreign currency gains of $5.0 million during the year ended December 31, 2017, primarily related to monetary assets and liabilities denominated in euros and pounds.
Provision for income taxes
Provision for income taxes increased by $4.6 million during the year ended December 31, 2018 as compared to the year ended December 31, 2017, primarily as a result of an increase in foreign taxes and the one-time benefit recorded during the year ended December 31, 2017 from the repeal of the AMT pursuant to the Tax Reform Act.
Comparison of the year ended December 31, 2017 and 2016
Revenue

	Year ended December 31,
	2017	2016	$ Change	% Change

	(In millions)
Revenue	$1,106.8	$844.8	$262.0	31%
Revenue increased $262.0 million or 31% during the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily due to a 25% increase in the number of paying users between periods. The average revenue per paying user also increased slightly between periods primarily due to an increased mix of sales towards our higher priced subscription plans, including our Dropbox Business Advanced plan launched in early 2017.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2017	2016	$ Change	% Change

	(In millions)
Cost of revenue	$368.9	$390.6	$(21.7)	(6)%
Gross profit	737.9	454.2	283.7	62%
Gross margin	67%	54%
Cost of revenue decreased $21.7 million or 6% during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a $35.1 million decrease in our infrastructure costs due to our Infrastructure Optimization. Further, the decrease in cost of revenue was due to a $5.9 million decrease in amortization of developed technologies, as certain intangible assets became fully amortized during 2016. These decreases were partially offset by an increase of $11.0 million in employee-related expenses, which was due to headcount growth, and an increase of $8.3 million in credit card transaction fees and professional fees for user support.
Our gross margin increased from 54% during the year ended December 31, 2016 to 67% during the year ended December 31, 2017 primarily due to a 31% increase in our revenue during the period and our Infrastructure Optimization.
Research and development

	Year ended December 31,
	2017	2016	$ Change	% Change

	(In millions)
Research and development	$380.3	$289.7	$90.6	31%
Research and development expenses increased $90.6 million or 31% during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of $64.7 million in employee-related expenses, which was due to headcount growth. Further, the increase in research and development expense was due to an increase of $14.1 million in overhead-related costs and an increase of $4.5 million in internal development-related third-party hosting fees.
Sales and marketing

	Year ended December 31,
	2017	2016	$ Change	% Change

	(In millions)
Sales and marketing	$314.0	$250.6	$63.4	25%
Sales and marketing expenses increased $63.4 million or 25% during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of $40.9 million in spend related to brand campaign fees, lead generation fees, and third-party sales representative fees. In addition, sales and marketing expenses increased due to $17.8 million in employee-related expenses excluding stock-based compensation, which was due to headcount growth. Stock-based compensation decreased $10.9 million due to the modification of an executive stock grant during 2016, that resulted in a charge of $18.8 million in that prior period. Sales and marketing expenses also increased $7.6 million due to an increase in overhead-related costs and an increase in app store fees as a result of increased sales.
General and administrative

	Year ended December 31,
	2017	2016	$ Change	% Change

	(In millions)
General and administrative	$157.3	$107.4	$49.9	46%
General and administrative expenses increased $49.9 million or 46% during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of $17.3 million in non-income based taxes as a result of the growth in our business. General and administrative expenses during 2016 included a $12.4 million benefit relating to a non-income based tax ruling. In addition, employee-related expenses increased $13.3 million during 2017, as compared to 2016, due to headcount growth, and other general and administrative expenses increased $11.3 million related to the funding of the Dropbox Charitable Foundation. Included in this amount was an equity-based charitable contribution of $9.4 million and cash contributions of $1.9 million. Further, general and administrative expenses increased $4.3 million due to legal-related expenses and accounting services.

Interest income (expense), net
Interest income (expense), net decreased $5.4 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to a decrease in interest expense of $3.3 million due to fewer assets acquired under capital leases. In addition, interest income from our money market funds increased by $2.1 million.
Other income, net
Other income, net increased $8.3 million during the year ended December 31, 2017, as compared to the year ended December 31, 2016, primarily due to an increase of $8.6 million in foreign currency gains related to monetary assets and liabilities denominated in euros and British pound sterling.
Provision for income taxes
Provision for income taxes decreased by $5.0 million during the year ended December 31, 2017 as compared to the year ended December 31, 2016, primarily as a result of a change in our U.S. alternative minimum tax ("AMT") position. We were subject to U.S. AMT during 2016, and were not subject to U.S. AMT during 2017. In addition, as a result of the repeal of AMT as part of the Tax Reform Act, we recognized a benefit and established a receivable in 2017 to reflect anticipated refunds of our 2016 AMT credit carryforward.

Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

	(In millions, except per share amounts)
Revenue	$375.9	$360.3	$339.2	$316.3	$305.5	$286.7	$266.7	$247.9
Cost of revenue(1)	94.4	90.2	89.5	120.6	91.7	91.5	92.2	93.5
Gross profit	281.5	270.1	249.7	195.7	213.8	195.2	174.5	154.4
Operating expenses:(1)(2)
Research and development	136.8	133.2	119.7	378.5	104.0	97.2	89.8	89.3
Sales and marketing	100.2	95.0	87.4	157.0	102.9	74.7	69.2	67.2
General and administrative	56.5	50.8	49.8	126.1	44.2	39.6	42.2	31.3
Total operating expenses	293.5	279.0	256.9	661.6	251.1	211.5	201.2	187.8
Loss from operations	$(12.0)	$(8.9)	$(7.2)	$(465.9)	$(37.3)	$(16.3)	$(26.7)	$(33.4)

Net loss	$(9.5)	$(5.8)	$(4.1)	$(465.5)	$(37.7)	$(14.1)	$(26.8)	$(33.1)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.01)	$(0.01)	$(2.13)	$(0.19)	$(0.07)	$(0.14)	$(0.17)

(1)	Includes stock-based compensation as follows:

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

	(In millions)
Cost of revenue	$3.1	$3.2	$2.9	$37.8	$2.9	$2.9	$3.3	$3.1
Research and development	29.2	28.2	27.9	282.9	26.7	22.9	21.7	21.8
Sales and marketing	5.9	8.1	7.9	72.4	10.8	7.5	7.7	7.7
General and administrative	15.3	15.5	16.4	93.4	7.0	6.4	6.0	6.2
Total stock-based compensation(2)(3)	$53.5	$55.0	$55.1	$486.5	$47.4	$39.7	$38.7	$38.8

(2)
During the three months ended March 31, 2018 we recognized the cumulative unrecognized stock-based compensation of $418.7 million related to our two-tier RSUs upon the effectiveness of our registration statement for our IPO. During the quarter, we also released 26.8 million shares of common stock underlying the vested two-tier RSUs, and as a result recorded $13.9 million in employer related payroll tax expenses associated with these same awards. Refer to "Significant Impacts of Stock-Based Compensation" included elsewhere in this Annual Report on Form 10-K for further information.

(3)
During the year ended December 31, 2017, our Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. As a result, we recognized an incremental $10.0 million in stock-based compensation during the three months ended March 31, 2018. Refer to "Significant Impacts of Stock-Based Compensation" included elsewhere in this Annual Report on Form 10-K for further information.

	Three months ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017

	(As a % of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	25	25	26	38	30	32	35	38
Gross profit	75	75	74	62	70	68	65	62
Operating expenses:
Research and development	36	37	35	120	34	34	34	36
Sales and marketing	27	26	26	50	34	26	26	27
General and administrative	15	14	15	40	14	14	16	13
Total operating expenses	78	77	76	209	82	74	75	76
Loss from operations	(3)%	(2)%	(2)%	(147)%	(12)%	(6)%	(10)%	(13)%

Net Loss	(3)%	(2)%	(1)%	(147)%	(12)%	(5)%	(10)%	(13)%
Quarterly revenue trends
Our revenue increased sequentially in each of the quarters presented primarily due to increases in the number of paying users and increases in ARPU. Seasonality in our revenue is not material.
Quarterly cost of revenue and gross margin trends
Except for the three months ended March 31, 2018, our cost of revenue fluctuated in each of the quarters presented primarily due to the timing of our Infrastructure Optimization efforts, which combined with increases in our revenue caused our gross margins to increase or remain constant. In addition, our cost of revenue increased significantly, in absolute dollars and as a percentage of revenue, during the three months ended March 31, 2018, due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
Quarterly operating expense trends
Except for the three months ended March 31, 2018, our total quarterly operating expenses increased sequentially in the quarters presented primarily due to headcount growth in connection with the expansion of our business and other events that are discussed herein. In addition, our quarterly operating expenses increased significantly, in absolute dollars and as a percentage of revenue, during the three months ended March 31, 2018, due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".

Research and development

Our research and development expenses increased at a faster rate during the three months ended March 31, 2018, comparatively to other quarters, primarily due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
Sales and marketing
Our sales and marketing expenses fluctuated in the quarters presented primarily due to employee-related expenses and brand advertising campaigns. The timing of brand advertising campaigns can impact the trends in sales and marketing expenses. Our sales and marketing expenses increased at a faster rate during the three months ended March 31, 2018, primarily due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
General and administrative
Our general and administrative expenses fluctuated in the quarters presented, primarily due to increases in employee-related expenses and legal, accounting, and other professional fees. Our general and administrative expenses for the three months ended June 30, 2017 included expense of $9.4 million for a non-cash charitable donation of shares of our common stock as initial funding for the Dropbox Charitable Foundation. Additionally, as a result of our initial public offering, and in the same quarter, we began recognizing stock-based compensation expense related to market-based awards granted to our co-founders in 2017 ("Co-Founder Grants"), as further described in "—Significant Impacts of Stock-Based Compensation".

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $519.3 million and short-term investments of $570.0 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. As of December 31, 2018, we had $133.8 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.

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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of December 31, 2018.
As of December 31, 2018, we had no amounts outstanding under the revolving credit facility and an aggregate of $68.5 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $656.5 million as of December 31, 2018.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, such as our new corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, and the continuing market acceptance of our platform. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2018	2017	2016

	(In millions)
Net cash provided by operating activities	$425.4	$330.3	$252.6
Net cash used in investing activities	(633.8)	(23.9)	(118.0)
Net cash provided by (used in) financing activities	300.8	(231.7)	(134.5)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	2.6	(4.3)
Net increase (decrease) in cash and cash equivalents	$89.3	$77.3	$(4.2)
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
For the year ended December 31, 2018, net cash provided by operating activities was $425.4 million, which mostly consisted of our net loss of $484.9 million, adjusted for stock-based compensation expense of $650.1 million and depreciation and amortization expenses of $166.8 million, and net cash inflow of $83.2 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $66.4 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. Additionally, cash provided by operating activities increased due to an increase in other operating assets and liabilities of $16.8 million. Our net cash provided by operating activities for the year ended December 31, 2018 also included a payment of $13.8 million of employer payroll taxes related to the release of our two-tier RSUs in connection with our IPO, which was paid in the first quarter of 2018.
For the year ended December 31, 2017, net cash provided by operating activities was $330.3 million, which mostly consisted of our net loss of $111.7 million, adjusted for depreciation and amortization expenses of $181.8 million and stock-based compensation expense of $164.6 million, and net cash inflow of $81.3 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $64.3 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. The increase in net cash provided by operating activities during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a reduction of our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses, as well as cash inflow from changes in operating assets and liabilities.
For the year ended December 31, 2016, net cash provided by operating activities was $252.6 million, which primarily consisted of our net loss of $210.2 million, adjusted for depreciation and amortization expenses of $191.6 million and stock-based compensation expense of $147.6 million, as well as a net cash inflow of $118.8 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $87.6 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance, and an increase of $35.6 million in accrued compensation and benefits due to the introduction of our annual bonus plan.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2018, net cash used in investing activities was $633.8 million, which primarily related to purchases of short-term investments of $850.4 million and capital expenditures of $63.0 million related to our office and datacenter build-outs. These outflows were partially offset by inflows of $283.6 million related to proceeds from maturities and sales of short-term investments.
For the year ended December 31, 2017, net cash used in investing activities was $23.9 million, which mostly consisted of capital expenditures related to our infrastructure equipment and office build-outs. The decrease in cash used in investing activities during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to decreases in capital expenditures for infrastructure equipment and leasehold improvements related to our current corporate headquarters.
For the year ended December 31, 2016, net cash used in investing activities was $118.0 million, which mostly consisted of capital expenditures related to our infrastructure and office build-outs.

Financing activities
Net cash provided by (used in) financing activities is primarily impacted by the completion of our IPO, repurchases of common stock to satisfy the tax withholding obligation for the release of RSUs and capital lease obligations for our infrastructure equipment. In 2017, we began releasing shares of common stock underlying vested one-tier RSUs, which generally have a service-based vesting condition over a four-year period and resulted in cash outflows to satisfy the employee tax withholding obligation for those employees who elected to net share settle their awards. See “—Significant Impacts of Stock-Based Compensation” for additional information.
For the year ended December 31, 2018, net cash provided by financing activities was $300.8 million, which primarily consisted of $746.6 million in net proceeds from the completion of our IPO and concurrent private placement. The proceeds were offset by $351.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units and $109.1 million in principal payments against capital lease obligations.
For the year ended December 31, 2017, net cash used in financing activities was $231.7 million, which primarily consisted of $133.0 million in principal payments against capital lease obligations and $87.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units. The increase in cash used by financing activities during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to the increase of $87.9 million related to the satisfaction of tax withholding obligations for the release of restricted stock units.
For the year ended December 31, 2016, net cash used in financing activities was $134.5 million, which primarily consisted of $137.9 million in principal payments against capital lease obligations and $3.8 million in principal payments against a note payable issued in 2015, offset by $8.8 million in proceeds received for a sale-leaseback agreement.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and capital leases for datacenter equipment. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2018, for the periods presented below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$1,122.2	$96.4	$205.2	$169.0	$651.6
Capital lease commitments(2)	176.0	82.4	75.6	18.0	—
Other commitments(3)	96.7	57.0	39.4	0.3	—
Total contractual obligations	$1,394.9	$235.8	$320.2	$187.3	$651.6

(1)
Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our sub-tenants and variable operating expenses. As of December 31, 2018, we are entitled to non-cancelable rent payments from our sub-tenants of $43.5 million, which will be collected over the next 5 years.

(2)	Consists of future non-cancelable minimum rental payments under capital leases primarily for our infrastructure.

(3)
Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, asset retirement obligations for office modifications, and a note payable related to financing of our infrastructure.

In addition to the contractual obligations set forth above, as of December 31, 2018, we had an aggregate of $68.5 million in letters of credit outstanding under our revolving credit facility.
In May 2018, we amended our lease for our current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, we expect to vacate our current corporate headquarters in August 2019, but are obligated to pay rent through February 2020. Accordingly, our future operating lease commitments were reduced by $192.4 million. The lease amendment did not have a material impact to our consolidated statement of operations in the year ended December 31, 2018, nor do we expect it to be material through our lease termination date in 2019. See Note 10, "Commitments and Contingencies" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
In 2017, we entered into a new lease agreement for office space in San Francisco, California, to serve as our new corporate headquarters. We took initial possession of our new corporate headquarters in June 2018 and began to recognize rent expense in the same period.

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units

We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. We have two types of RSUs outstanding as of December 31, 2018:

•
One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. We recognize compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period.

•
Two-tier RSUs, which have both a service-based vesting condition and a liquidity event-related performance vesting condition. These awards typically have a service-based vesting period of four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting

Condition, these awards vest quarterly. The Performance Vesting Condition was satisfied upon the effectiveness of the registration statement related to our IPO. Our last grant date for two-tier RSUs was May 2015. We recognize compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

Upon the effectiveness of the registration statement related to our IPO, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date. As of December 31, 2018, the unamortized stock-based compensation related to our two-tier RSUs was $0.1 million, which will be recognized if the requisite service is provided over a remaining weighted average period of 0.2 years.

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
Award Modifications
During the year ended the year ended December 31, 2017, our Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, we recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018, which is included in the results for the year ended December 31, 2018, related to these modified RSUs. We do not expect to record incremental stock-based compensation related to this modification in future periods.
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” and Note 11, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our equity awards.

Critical Accounting Policies and Judgments
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.
Revenue recognition
We generate revenue from sales of subscriptions to our platform. Subscription fees exclude sales and other indirect taxes. We determine revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, we satisfy a performance obligation
Our subscription agreements typically have monthly or annual contractual terms, and a small percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our agreements are generally non-cancelable. We typically bill in advance for monthly contracts and annually in advance for contracts with terms of one year or longer.
Deferred commissions
Certain sales commissions and the related payroll taxes earned by our outbound sales team, as well as commissions earned by third-party resellers, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These costs are deferred and then amortized over a period of benefit that we have determined to be five years. We determined the period of benefit by taking into consideration our historical customer attrition rates, the useful life of our technology, and the impact of competition in our industry.
Common stock valuations
Since August 2015, we have granted RSUs as the only stock-based payment awards to our employees, excluding the Co-Founder Grants. While we stopped granting stock options in August 2015, we currently have stock options outstanding that will continue to vest through 2019 if the requisite service is provided.
The fair values of the common stock underlying the RSUs prior to the date of our IPO were determined by our Board of Directors, with input from management and contemporaneous third-party valuations, which were performed at least quarterly. If RSUs were granted a short period of time prior to the date of a valuation report, we retrospectively assessed the fair value used for financial reporting purposes after considering the fair value reflected in the subsequent valuation report and other facts and circumstances on the date of grant as discussed below.
Given the absence of a public trading market for our common stock prior to our IPO, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Guide, our Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock including:

•	The results of contemporaneous valuations of our common stock by unrelated third parties;

•	The rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;

•	Market multiples of comparable public companies in our industry as indicated by their market capitalization and guideline merger and acquisition transactions;

•	Our performance and market position relative to our competitors, who may change from time to time;

•	Our historical financial results and estimated trends and prospects for our future performance;

•	Valuations published by institutional investors that hold investments in our capital stock;

•	The economic and competitive environment;

•	The likelihood and timeline of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions;

•	Any adjustments necessary to recognize a lack of marketability for our common stock; and

•	Precedent sales of or offers to purchase our capital stock.
In valuing our common stock, our Board of Directors determined the fair value of our common stock using both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted average cost of capital, and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.
For valuations prior to August 31, 2017, the equity valuation was based on both the income and the market approach valuation methods, in addition to giving consideration to recent secondary sales of our common stock. The Option Pricing Method was selected as the principal equity allocation method. These methods were consistent with prior valuations.
For valuations as of and subsequent to August 31, 2017, we have used a hybrid method to determine the fair value of our common stock, in addition to giving consideration to recent secondary sales of our common stock. Under the hybrid method, multiple valuation approaches were used and then combined into a single probability weighted valuation. Our approach included the use of initial public offering scenarios, a scenario assuming continued operation as a private entity, and a scenario assuming an acquisition of the company.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Changes in any or all of these estimates and assumptions, or the relationships between those assumptions, impact our valuations as of each valuation date and may have a material impact on the valuation of common stock.
For valuations after our initial public offering, our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our Class A common stock as reported on the date of the grant.
Fair value of market condition awards
The Co-Founder Grants contain market-based vesting conditions. The market-based vesting condition is considered when calculating the grant date fair value of these awards, which requires the use of various estimates and assumptions. The grant date fair value of the Co-Founder Grants was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition may not be satisfied. A Monte Carlo simulation requires the use of various assumptions, including our underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. A Monte Carlo simulation also calculates a derived service period for each of the nine vesting tranches, which is the measure of the expected time to achieve the market conditions. Expense associated with market-based awards is recognized over the requisite service period of each tranche using the accelerated attribution method, regardless of whether the market conditions are achieved.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash and cash equivalents of $519.3 million and short-term investments of $570.0 million as of December 31, 2018. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of December 31, 2018, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2018, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency.
All of our domestic revenue and a certain portion of our international revenue is generated in U.S. dollars, with the remainder generated in euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is the U.S. dollar.
Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia.  Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance.
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the year ended December 31, 2018, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $1.9 million and $3.6 million in net foreign currency transaction losses in the years ended December 31, 2018 and 2016, respectively, and $5.0 million in net foreign currency transaction gains in the year ended December 31, 2017. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2018, 2017 and 2016.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DROPBOX, INC.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption "Quarterly Results of Operations."

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 22, 2019

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$519.3	$430.0
Short-term investments	570.0	—
Trade and other receivables, net	28.6	29.3
Prepaid expenses and other current assets	92.3	58.8
Total current assets	1,210.2	518.1
Property and equipment, net	310.6	341.9
Intangible assets, net	14.7	17.0
Goodwill	96.5	98.9
Other assets	62.1	44.0
Total assets	$1,694.1	$1,019.9
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33.3	$31.9
Accrued and other current liabilities	164.5	129.8
Accrued compensation and benefits	80.9	56.1
Capital lease obligation(1)	73.8	102.7
Deferred revenue	485.0	417.9
Total current liabilities	837.5	738.4
Capital lease obligation, non-current(1)	89.9	71.6
Deferred rent, non-current	81.0	69.8
Other non-current liabilities	8.9	37.2
Total liabilities	1,017.3	917.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2018; 151.2 shares authorized, 147.6 shares issued and outstanding with liquidation preference of $624.7 as of December 31, 2017	—	615.3
Preferred stock, $0.00001 par value; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2018; no shares authorized, issued and outstanding as of December 31, 2017	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 211.0 shares issued and outstanding as of December 31, 2018; 533.3 shares authorized and 8.9 shares issued and outstanding as of December 31, 2017; Class B common stock - 475.0 shares authorized and 198.6 shares issued and outstanding as of December 31, 2018; 466.7 shares authorized and 187.9 issued and outstanding as of December 31, 2017; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2018; no shares authorized, issued and outstanding as of December 31, 2017
	—	—
Additional paid-in capital	2,337.5	533.1
Accumulated deficit	(1,659.5)	(1,049.7)
Accumulated other comprehensive income (loss)	(1.2)	4.2
Total stockholders’ equity	676.8	102.9
Total liabilities and stockholders’ equity	$1,694.1	$1,019.9

(1)	Includes amounts attributable to related party transactions. See Note 14, "Related Party Transactions" for further details.
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenue	$1,391.7	$1,106.8	$844.8
Cost of revenue(1)	394.7	368.9	390.6
Gross profit	997.0	737.9	454.2
Operating expenses(1)(2):
Research and development	768.2	380.3	289.7
Sales and marketing	439.6	314.0	250.6
General and administrative(3)	283.2	157.3	107.4
Total operating expenses	1,491.0	851.6	647.7
Loss from operations	(494.0)	(113.7)	(193.5)
Interest income (expense), net	7.1	(11.0)	(16.4)
Other income, net	6.8	13.2	4.9
Loss before income taxes	(480.1)	(111.5)	(205.0)
Provision for income taxes	(4.8)	(0.2)	(5.2)
Net loss	$(484.9)	$(111.7)	$(210.2)
Net loss per share attributable to common stockholders, basic and diluted	$(1.35)	$(0.57)	$(1.11)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	358.6	195.9	189.1

(1)	Includes stock-based compensation as follows (in millions):

	Year ended December 31,
	2018	2017	2016
Cost of revenue	$47.0	$12.2	$8.2
Research and development	368.2	93.1	72.7
Sales and marketing	94.3	33.7	44.6
General and administrative	140.6	25.6	22.1

(2)
During the year ended December 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to the two-tier restricted stock units upon the effectiveness of the Company's registration statement for its initial public offering. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" for further details.

(3)
During the year ended the year ended December 31, 2017, general and administrative expense includes $9.4 million for a non-cash charitable contribution and $1.9 million of cash contributions to the Dropbox Charitable Foundation, a related party. See Note 14, "Related Party Transactions" for further details.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year ended December 31,
	2018	2017	2016
Net loss	$(484.9)	$(111.7)	$(210.2)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(4.9)	5.2	(1.3)
Change in net unrealized losses on short-term investments	(0.5)	—	—
Total other comprehensive income (loss), net of tax	$(5.4)	$5.2	$(1.3)
Comprehensive loss	$(490.3)	$(106.5)	$(211.5)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	147.6	$615.3	187.3	—	$297.3	$(727.3)	$0.3	$185.6
Vesting of early exercised stock options	—	—	—	—	0.5	—	—	0.5
Issuance of common stock, options and awards related to acquisitions	—	—	0.1	—	0.7	—	—	0.7
Repurchase of unvested common stock (related to early exercised stock options)	—	—	(0.3)	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	147.6	—	—	147.6
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Net loss	—	—	—	—	—	(210.2)	—	(210.2)
Balance at December 31, 2016	147.6	615.3	187.1	—	446.0	(937.5)	(1.0)	122.8
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	0.5	(0.5)	—	—
Release of restricted stock units	—	—	14.6	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	—	—	(5.5)	—	(87.9)	—	—	(87.9)
Donation of common stock to charitable foundation	—	—	0.6	—	9.4	—	—	9.4
Exercise of stock options and awards	—	—	0.2	—	0.5	—	—	0.5
Repurchase of unvested common stock (related to early exercised stock options)	—	—	(0.2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	164.6	—	—	164.6
Other comprehensive income	—	—	—	—	—	—	5.2	5.2
Net loss	—	—	—	—	—	(111.7)	—	(111.7)
Balance at December 31, 2017	147.6	615.3	196.8	$—	533.1	(1,049.7)	4.2	102.9
Release of restricted stock units	—	—	40.4	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	—	—	(15.6)	—	(226.9)	(124.9)	—	(351.8)
Conversion of preferred stock to common stock in connection with initial public offering	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	37.0	—	739.7	—	—	739.7
Exercise of stock options and awards	—	—	3.4	—	26.2	—	—	26.2

Stock-based compensation	—	—	—	—	650.1	—	—	650.1
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	(5.4)
Net loss	—	—	—	—	—	(484.9)	—	(484.9)
Balance at December 31, 2018	—	$—	409.6	—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2018	2017	2016
Cash flow from operating activities
Net loss	$(484.9)	$(111.7)	$(210.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166.8	181.8	191.6
Stock-based compensation	650.1	164.6	147.6
Amortization of deferred commissions	12.1	6.6	3.7
Donation of common stock to charitable foundation	—	9.4	—
Other	(1.9)	(1.7)	1.1
Changes in operating assets and liabilities:
Trade and other receivables, net	0.1	(14.4)	1.0
Prepaid expenses and other current assets	(47.9)	(18.2)	—
Other assets	(11.2)	(10.6)	(7.8)
Accounts payable	(1.7)	16.2	5.5
Accrued and other current liabilities	40.3	34.0	(12.4)
Accrued compensation and benefits	25.0	14.4	35.6
Deferred revenue	66.4	64.3	87.6
Non-current liabilities	12.2	(4.4)	9.3
Net cash provided by operating activities	425.4	330.3	252.6
Cash flow from investing activities
Capital expenditures	(63.0)	(25.3)	(115.2)
Purchase of intangible assets	(3.0)	(0.8)	(8.5)
Purchases of short-term investments	(850.4)	—	—
Proceeds from maturities of short-term investments	212.4	—	—
Proceeds from sales of short-term investments	71.2	—	—
Other	(1.0)	2.2	5.7
Net cash used in investing activities	(633.8)	(23.9)	(118.0)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	746.6	—	—
Payments of deferred offering costs	(4.5)	(2.5)	—
Shares repurchased for tax withholdings on release of restricted stock	(351.9)	(87.9)	—
Proceeds from issuance of common stock, net of repurchases	26.2	0.5	—
Principal payments on capital lease obligations(1)	(109.1)	(133.0)	(137.9)
Principal payments against note payable	(3.5)	(3.9)	(3.8)
Proceeds from sale-leaseback agreement	—	—	8.8
Fees paid for revolving credit facility	(0.4)	(2.6)	—
Other	(2.6)	(2.3)	(1.6)
Net cash provided by (used in) financing activities	300.8	(231.7)	(134.5)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	2.6	(4.3)
Change in cash and cash equivalents	89.3	77.3	(4.2)
Cash and cash equivalents—beginning of period	430.0	352.7	356.9
Cash and cash equivalents—end of period	$519.3	$430.0	$352.7

Supplemental cash flow data:
Cash paid during the period for:
Interest	$8.3	$10.8	$14.9
Income taxes	$1.4	$3.4	$1.5
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$7.3	$2.4	$7.6
Property and equipment acquired under capital leases	$98.5	$44.9	$92.2
Fair value of shares issued related to acquisitions of businesses and other assets	$—	$—	$0.7
Deferred offering costs accrued in accounts payable and accrued liabilities	$—	$1.6	$—

(1)	Includes amounts attributable to related party transactions. See Note 14, "Related Party Transactions" for further details.
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of presentation and consolidation
The accompanying consolidated financial statements have been prepared in accordance with the United States of America generally accepted accounting principles (“GAAP”). The accompanying consolidated financial statements include the accounts of Dropbox and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Upon the effectiveness of the registration statement for the Company's IPO, which was March 22, 2018, the liquidity event-related performance vesting condition, referred to as the Performance Vesting Condition, associated with the Company's two-tier restricted stock units ("RSUs") was satisfied. As a result, the Company recognized the cumulative unrecognized stock-based compensation related to its two-tier RSUs using the accelerated attribution method of $418.7 million attributable to service prior to such effective date. As of December 31, 2018, the remaining unamortized stock-based compensation related to the two-tier RSUs was $0.1 million, which will be recognized if the requisite service is provided over a weighted average period of 0.2 years.

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
Use of estimates

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ materially from these estimates.
The Company’s most significant estimates and judgments involve the measurement of the Company’s stock-based compensation, including the estimation of the underlying deemed fair value of common stock for periods prior to the Company's IPO, and the estimation of the fair value of market-based awards.
Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 15, "Geographic Areas" for information regarding the Company's long-lived assets and revenue by geography.
Stock Split
On March 7, 2018, the Company effected a 1-for-1.5 reverse stock split of its capital stock. All of the share and per share information referenced throughout the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect this reverse stock split.
Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the rates in effect at the balance sheet date and revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive income (loss).

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded $1.9 million and $3.6 million in net foreign currency transaction losses in the years ended December 31, 2018 and 2016, respectively, and recorded $5.0 million in net foreign currency gains in the year ended December 31, 2017.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

because the customer receives and consumes the benefits of the platform throughout the contract period. The Company’s contracts are generally non-cancelable.

The Company bills in advance for monthly contracts and typically bills annually in advance for contracts with terms of one year or longer. The Company also recognizes an immaterial amount of unbilled receivables, primarily relating to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

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
The Company recognized $411.6 million, $353.0 million, and $266.9 million of revenue during the years ended December 31, 2018, 2017 and 2016, respectively, that was included in the deferred revenue balances at the beginning of the respective periods.

As of December 31, 2018, future estimated revenue related to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period was $529.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.
Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan"). The Company had two types of RSUs outstanding as of December 31, 2018:

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

•
Two-tier RSUs, which have both a service-based vesting condition and a Performance Vesting Condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards vest quarterly. The Performance Vesting Condition was satisfied on the the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was in May 2015. The Company recognizes compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

The Performance Vesting Condition for the two-tier RSUs was satisfied upon the effectiveness of the registration statement related to the Company's IPO, which was March 22, 2018. On that date, the Company recognized the cumulative unrecognized expense of the two-tier RSUs, using the accelerated attribution method, which is included in the Company's results for the year ended December 31, 2018. See "—Initial public offering and private placement” for further discussion. As of December 31, 2018, the remaining unamortized stock-based compensation related to the two-tier RSUs was $0.1 million, which will be recognized if the requisite service is provided over a weighted average period of 0.2 years.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Given the absence of a public trading market for the Company's common stock prior to its IPO, and in accordance with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or AICPA Guide, the Company's Board of Directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of its common stock including:

•	The results of contemporaneous valuations of its common stock by unrelated third parties;

•	The rights, preferences, and privileges of its convertible preferred stock relative to those of its common stock;

•	Market multiples of comparable public companies in its industry as indicated by their market capitalization and guideline merger and acquisition transactions;

•	The Company's performance and market position relative to its competitors, who may change from time to time;

•	The Company's historical financial results and estimated trends and prospects for its future performance;

•	Valuations published by institutional investors that hold investments in its capital stock;

•	The economic and competitive environment;

•	The likelihood and timeline of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions;

•	Any adjustments necessary to recognize a lack of marketability for its common stock; and

•	Precedent sales of or offers to purchase its capital stock.

In valuing the Company's common stock, the Board of Directors determined the fair value of its common stock using both the income and market approach valuation methods. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate based on our weighted average cost of capital, and is adjusted to reflect the risks inherent in the Company's cash flows. The market approach estimates value based on a comparison of the subject company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of the subject company.

For valuations after the Company's IPO, the Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company recognized $37.0 million in stock-based compensation related to the Co-Founder Grants during the year ended December 31, 2018.
On January 1, 2017, the Company adopted ASU No. 2016-09: Improvement to Employee Share-based Payment Accounting (Topic 718) issued by the Financial Accounting Standards Board, which among other items, provides an accounting policy election to account for forfeitures as they occur, rather than to account for them based on an estimate of expected forfeitures. The Company elected to account for forfeitures as they occur and therefore, stock-based compensation expense for the years ended December 31, 2018 and 2017, has been calculated based on actual forfeitures in the Company’s consolidated statements of operations, rather than the Company’s previous approach which was net of estimated forfeitures. The net cumulative effect of this change as of January 1, 2017, was not material. Stock-based compensation expense for the year ended December 31, 2016, was recorded net of estimated forfeitures, which were based on historical forfeitures and adjusted to reflect changes in facts and circumstances, if any.
Cost of revenue
Cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of the Company’s platform for both paying users and Basic users. These costs, which are referred to as infrastructure costs, include depreciation of servers located in co-location facilities that the Company leases and operates, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, benefits, travel-related expenses, and stock-based compensation, which are referred to as employee-related costs, for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

Advertising and promotional expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $100.9 million, $80.1 million, and $46.6 million in the years ended December 31, 2018, 2017, and 2016, respectively.
Cash and cash equivalents
Cash consists primarily of cash on deposit with banks. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase and primarily consist of money market funds. Cash equivalents also include amounts in transit from payment processors for credit and debit card transactions, which typically settle within five days. Cash and cash equivalents are recorded at cost, which approximates fair value.

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. treasury securities, certificates of deposits, U.S. agency obligations, and commercial paper. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.

The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Interest income is reported within interest income (expense), net in the consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations.
Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.
The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors to determine the appropriate amount of the allowance. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The Company's allowance for doubtful accounts was $1.2 million and $1.0 million as of December 31, 2018 and 2017, respectively.
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. The Company places its cash, cash equivalents, and short-term investments with well-established financial institutions. Cash equivalents consist primarily of highly rated money market funds.
Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 14% and 23% of total trade and other receivables, net as of December 31, 2018. Two customers accounted for 18% and 27% of total trade and other receivables, net as of December 31, 2017. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables

The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements. Historically, the Company’s non-trade receivables have related primarily to receivables resulting from tenant improvement allowances. Non-trade receivables totaled $46.2 million and $5.2 million, as of December 31, 2018 and 2017, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company recognized its initial tenant improvement allowance receivable related to its new corporate headquarters once it took initial possession of the first phase in June 2018. As of December 31, 2018, $40.5 million is included in prepaid expenses and other current assets related to this tenant improvement allowance receivable. See "—Lease obligations” for further discussion on the corresponding recording of the lease incentive obligation.
Deferred commissions, net
Deferred commissions, net is stated at gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. As a result, these amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheet. The Company deferred incremental costs of obtaining a contract of $32.0 million and $19.4 million during the years ended December 31, 2018 and 2017, respectively.
Deferred commissions, net included in prepaid and other current assets were $14.5 million and $8.1 million as of December 31, 2018 and 2017, respectively. Deferred commissions, net included in other assets were $38.3 million and $24.8 million as of December 31, 2018 and 2017, respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Deferred commissions are amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $12.1 million, $6.6 million, and $3.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.
Property and equipment, net
Equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which is generally three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. In the first quarter of 2018, the Company determined that the useful lives of certain infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. The Company accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $16.1 million during the year ended December 31, 2018.
The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life
Buildings	20 to 30 years
Datacenter and other computer equipment	3 to 5 years
Office equipment and other	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable capital and operating leases with various expiration dates through 2033. Certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentive obligations and are amortized as reductions to rent expense over the lease term. In June 2018, the Company took initial possession of the first phase of its new corporate headquarters and recorded a lease incentive obligation related to this phase. As of December 31, 2018, $2.6 million was included in accrued and other current liabilities and $36.4 million was included in deferred rent, non-current in the Company's consolidated balance sheets.

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

The Company leases certain equipment from various third parties, including from a related party, through equipment financing leases under capital leases. See Note 14, “Related Party Transactions” for additional details. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as capital leases. These leases are capitalized in

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

property and equipment, net and the related amortization of assets under capital leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Initial asset values and lease obligations are based on the present value of future minimum lease payments.
Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2018, 2017, and 2016.
Business combinations
The Company uses best estimates and assumptions to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.
Long-lived assets, including goodwill and other acquired intangible assets, net
The Company evaluates the recoverability of property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review determines that the carrying amount of specific property and equipment or intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value.
The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value.
The Company has not recorded impairment charges on property and equipment, goodwill, or intangible assets for the periods presented in these consolidated financial statements.
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
Deferred offering costs
Deferred offering costs, which consist of direct incremental legal, accounting, and consulting fees related to the Company's IPO, were capitalized. The deferred offering costs were offset against IPO proceeds within the consolidated statements of stockholders' equity. There were no deferred offering costs outstanding as of December 31, 2018. As of December 31, 2017, the Company had capitalized approximately $4.1 million of deferred offering costs within other assets on the consolidated balance sheet.
Income taxes
Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company uses a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. Significant judgment is required to evaluate uncertain tax positions.
Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, such as the Tax Cuts and Jobs Act, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.
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
Recently issued accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases under current GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is required to adopt the standard using the modified retrospective approach and has elected to use the optional transition method related to comparative reporting at adoption. The new standard is effective for fiscal years beginning after December 15, 2018. The Company will recognize a material operating lease liability and related right-of-use asset on the consolidated balance sheet on January 1, 2019. The lease liability and corresponding right-of-use asset primarily relate to its office space and data center operating leases. The prospective impact on the consolidated statement of operations under the new standard is substantially similar compared to the current lease accounting model. The Company's accounting for capital leases related to infrastructure equipment, now referred to as financing leases under the new standard, is substantially unchanged under the new standard.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact and timing of adopting ASU No. 2016-13.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not expect the impact of adoption to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under existing U.S. GAAP, the measurement date for equity awards granted to nonemployees is the earlier of the performance commitment date or the date the performance is complete. The amendments in ASU No. 2018-07 allow for measurement of these awards on the grant date, consistent with equity awards granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company does not expect the impact of adoption to have a material impact on its consolidated financial statements.

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

Recently adopted accounting pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825), which primarily affects the accounting for equity investments, financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities and financial liabilities is largely unchanged. The Company adopted ASU No. 2016-01 on January 1, 2018. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers Other than Inventory (Topic 740), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The Company adopted ASU No. 2016-16 on January 1, 2018. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2018 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$103.0	$—	$—	103.0
Cash equivalents
Money market funds	355.5	—	—	355.5
Commercial paper	27.4	—	—	27.4
U.S. Treasury securities	33.4	—	—	33.4
Total cash and cash equivalents	$519.3	$—	$—	$519.3
Short-term investments
Corporate notes and obligations	269.6	0.1	(0.5)	269.2
U.S. Treasury securities	176.0	—	(0.1)	175.9
Certificates of deposit	70.6	—	—	70.6
U.S. agency obligations	37.1	—	—	37.1
Commercial paper	17.2	—	—	17.2
Total short-term investments	570.5	0.1	(0.6)	570.0
Total	$1,089.8	$0.1	$(0.6)	$1,089.3

The Company's cash and cash equivalents at December 31, 2017 consisted of cash of $62.9 million and money market funds of $367.1 million. The Company did not have short-term investments as of December 31, 2017.

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.9 million and $13.3 million as of December 31, 2018 and December 31, 2017, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2018:

	Amortized cost	Estimated fair value

Due within one year	$327.6	$327.5
Due between one to three years	242.9	242.5
Total	$570.5	$570.0

As of December 31, 2018, the following short-term investments were in unrealized loss positions:

	Less than 12 months		12 months or greater		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Corporate notes and obligations	$209.5	$(0.5)	$—	$—	$209.5	$(0.5)
U.S. Treasury securities	127.8	(0.1)	—	—	127.8	(0.1)
Total	$337.3	$(0.6)	$—	$—	$337.3	$(0.6)

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company had 202 short-term investments in unrealized loss positions as of December 31, 2018. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of December 31, 2018.

The Company recorded $16.8 million, $3.0 million, and $0.9 million in interest income from its cash, cash equivalents and short-term investments for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$355.5	$—	$—	$355.5
U.S Treasury securities	—	33.4	—	33.4
Commercial paper	—	27.4	—	27.4
Total cash equivalents	$355.5	$60.8	$—	$416.3
Short-term investments
Corporate notes and obligations	—	269.2	—	269.2
U.S. Treasury securities	—	175.9	—	175.9
Certificates of deposit	—	70.6	—	70.6
U.S. agency obligations	—	37.1	—	37.1
Commercial paper	—	17.2	—	17.2
Total short-term investments	—	570.0	—	570.0
Total cash equivalents and short-term investments	$355.5	$630.8	$—	$986.3

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2018	2017
Building	$—	$36.6
Datacenter and other computer equipment	695.3	663.1
Furniture and fixtures	23.8	21.2
Leasehold improvements	122.6	118.6
Construction in process	32.8	7.2
Total property and equipment	874.5	846.7
Accumulated depreciation and amortization	(563.9)	(504.8)
Property and equipment, net	$310.6	$341.9
As described in Note 1, "Description of the Business and Summary of Significant Accounting Policies", the Company terminated its master lease for its previous corporate headquarters in September 2018. The termination resulted in de-recognizing the gross building asset of $36.6 million, related accumulated depreciation of $12.2 million, and an imputed financing obligation of $25.5 million, of which $2.8 million was included in accrued and other current liabilities and $22.7 million was included in other non-current liabilities. The Company recorded the difference between the net asset and liability that were de-recognized to other income, net during the year ended December 31, 2018.
The Company leases certain infrastructure from various third parties, including from a former related party, through equipment financing leases under capital leases. See Note 14, “Related Party Transactions” for additional details. Infrastructure assets as of December 31, 2018 and 2017, respectively, included a total of $362.8 million and $417.9 million acquired under capital lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under capital leases is included in depreciation and amortization expense. The accumulated amortization of the infrastructure assets under capital leases totaled $211.7 million and $259.0 million as of December 31, 2018 and 2017, respectively.
Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters, and as of December 31, 2018, primarily relates to costs incurred related to our new corporate headquarters.
Depreciation expense related to property and equipment was $158.6 million, $170.7 million, and $173.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 5. Business Combinations
The Company did not complete any business combinations during the years ended December 31, 2018, 2017 and 2016.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6. Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31,		Weighted- average remaining useful life (In years)
	2018	2017
Developed technology	$47.0	$50.9	0.0
Patents	13.0	13.0	8.1
Software	19.2	17.8	2.3
Assembled workforce in asset acquisitions	12.6	10.1	1.8
Licenses	4.6	4.6	2.4
Non-compete agreements, trademarks and other	4.0	4.0	6.1
Total intangibles	100.4	100.4
Accumulated amortization	(85.7)	(83.4)
Intangible assets, net	$14.7	$17.0
Amortization expense was $6.1 million, $10.5 million, and $17.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Expected future amortization expense for intangible assets as of December 31, 2018, is as follows:

2019	$4.7
2020	3.8
2021	1.5
2022	0.8
2023	0.8
Thereafter	3.1
Total	$14.7

Note 7. Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2018 and 2017. Goodwill consisted of the following:

Balance at December 31, 2016	$96.0
Effect of foreign currency translation	2.9
Balance at December 31, 2017	98.9
Effect of foreign currency translation	(2.4)
Balance at December 31, 2018	$96.5

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2018	2017
Non-income taxes payable	$75.7	$69.7
Accrued legal and other external fees	28.1	21.3
Deferred rent	41.0	14.6
Financing obligations, current	2.6	9.7
Income taxes payable	0.3	0.4
Other accrued and current liabilities	16.8	14.1
Total accrued and other current liabilities	$164.5	$129.8

Deferred rent as of December 31, 2018 increased from December 31, 2017 primarily due to the amendment of the lease for the Company's current corporate headquarters and the shortening of its lease term in May 2018, as described further in Note 10, "Commitments and Contingencies". This lease modification resulted in a reclassification of deferred rent from deferred rent, non-current to accrued and other current liabilities, and is included in the deferred rent amount in the table above.

Note 9. Revolving Credit Agreement
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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2018 and December 31, 2017, respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company had an aggregate of $68.5 million of letters of credit outstanding under the revolving credit facility as of December 31, 2018, and the Company’s total available borrowing capacity under the revolving credit facility was $656.5 million as of December 31, 2018. The Company’s letters of credit expire between April of 2019 and April of 2022.

Note 10. Commitments and Contingencies
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
Gross rent expense was $85.9 million, $71.0 million, $67.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. Sublease income, which is recorded as a reduction of rental expense, was $11.8 million, $10.6 million, and $4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Sublease income in excess of the Company’s original lease obligation is split with the original lessor per the terms of the sublease agreement, with the Company’s portion recorded to other income, net.
In 2018, the Company amended its lease agreement for its current corporate headquarters, modifying the original lease termination date from 2027 to 2019. As a result of the amendment, the Company expects to vacate its current corporate headquarters in August 2019, but is obligated to pay rent through February 2020. Accordingly, the Company's future operating lease commitments were reduced by $192.4 million.
As described in Note 1, "Description of the Business and Summary of Significant Accounting Policies”, the Company was considered the deemed owner of a floor in its previous corporate headquarters, for accounting purposes, as part of a build-to-suit lease agreement and initially recorded a building asset and an imputed financing obligation for its obligation to the legal owner in the amount of $36.6 million. As of December 31, 2017, the imputed financing obligation totaled $27.4 million, of which $2.6 million was classified within accrued and other current liabilities, and $24.8 million was classified within other non-current liabilities. In 2018, the Company terminated its master lease for its previous corporate headquarters. As the master lease was nearing expiration, the early termination did not have a material impact on the Company's future operating lease commitments.
In 2017, the Company entered into a new lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018 and began to recognize rent expense. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. Included in the operating lease commitments below are total expected minimum obligations under the lease agreement of $831.6 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.
Other Commitments
Other commitments include payments to third-party vendors for services related to the Company’s infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.
Future minimum payments under the Company’s non-cancelable leases, financing obligations, and other commitments as of December 31, 2018, are as follows, and exclude non-cancelable rent payments from the Company’s sub-tenants:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Capital lease commitments	Operating lease commitments(1)	Other commitments
Year ended December 31:
2019	$82.4	$96.4	$57.0
2020	45.3	106.2	37.2
2021	30.3	99.0	2.2
2022	17.4	92.9	—
2023	0.6	76.1	0.3
Thereafter	—	651.6	—
Future minimum payments	176.0	$1,122.2	$96.7
Less interest and taxes	(12.3)
Less current portion of the present value of minimum lease payments	(73.8)
Capital lease obligations, net of current portion	$89.9

(1)
Consists of future non-cancelable minimum rental payments under operating leases for the Company’s offices and datacenters, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of December 31, 2018, the Company is entitled to non-cancelable rent payments from its sub-tenants of $43.5 million, which will be collected over the next five years.

Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses losses that are reasonably possible and when the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims.

Note 11. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. During the year ended December 31, 2018, holders of 157.0 million shares of Class B common stock voluntarily converted their shares into an equivalent number of shares of Class A common stock.
As of December 31, 2018, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

of December 31, 2018, 211.0 million shares of Class A common stock, 198.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2017, 8.9 million shares of Class A common stock, 187.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2018 and December 31, 2017 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.
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
The authorized, issued and outstanding shares of convertible preferred stock and liquidation preferences as of December 31, 2017 were as follows:

	Shares		Per share price at issuance	Aggregate liquidation preference	Dividend per share amount
	Authorized	Outstanding
Series A	63.9	63.9	$0.09	$6.0	$0.02
Series A-1	52.0	51.9	0.03	1.3	0.02
Series B	19.5	19.5	13.58	264.8	1.08
Series C	15.8	12.3	$28.65	352.6	$2.30
	151.2	147.6		$624.7
Preferred stock
The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.
Equity incentive plans
Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. Options are granted at a price per share equal to the fair market value of the Company's common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. No options have been granted since August of 2015. RSUs and RSAs are also granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Company's Board of Directors. The 2018 Plan was adopted on March 22, 2018 with a reserve of 41.4 million shares of Class A common stock for future issuance. As of December 31, 2018, there were 26.3 million stock-based awards issued and outstanding and 57.1 million shares available for issuance under the 2008 Equity Incentive Plan, the 2017 Equity Incentive Plan, and the 2018 Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2018, 2017, and 2016:

		Options outstanding			Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance at December 31, 2015	14.6	13.4	$17.51	8.1	43.5	$17.67
Options and RSUs canceled	14.1	(8.0)	22.04		(6.1)	20.06
Restricted stock granted	(16.6)	—	—		16.6	15.59
Balance at December 31, 2016	12.1	5.4	$10.68	6.5	54.0	$16.41
Additional shares authorized	6.7	—	—		—	—
Options exercised and RSUs released	—	(0.1)	6.00		(14.6)	17.12
Options and RSUs canceled	6.2	(0.3)	17.44		(6.0)	17.96
Shares repurchased for tax withholdings on release of restricted stock	5.5	—	—		—	17.09
Restricted stock granted	(21.5)	—	—		21.5	15.70
Balance at December 31, 2017	9.0	5.0	$10.52	5.5	54.9	$15.60
Reserved for issuance under the 2018 Plan	41.4	—	$—		—	$—
Additional shares authorized	1.3	—	$—		—	$—
Options exercised and RSUs released	—	(3.4)	$7.75		(40.4)	$15.42
Options and RSUs canceled	6.0	(0.3)	$22.90		(5.7)	$16.78
Shares repurchased for tax withholdings on release of restricted stock	15.6	—	$—		—	$15.45
Restricted stock granted	(16.2)	—	$—		16.2	$20.26
Balance at December 31, 2018	57.1	1.3	$14.68	5.0	25.0	$18.68
Vested at December 31, 2018		1.3	$14.68		—	$—
Unvested at December 31, 2018		—	$—		25.0	$18.68

The following table summarizes information about the pre-tax intrinsic value of options exercised and the weighted-average grant date fair value per share of options granted during the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018	2017	2016
Intrinsic value of options exercised	$59.0	$1.2	$—
As of December 31, 2018, unamortized stock-based compensation expense related to unvested stock options, RSAs (excluding the Co-Founder Grants, which are non-Plan RSAs), and one-tier RSUs was $429.0 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of December 31, 2018.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The total fair value of RSUs, as of their respective vesting dates, during the years ended December 31, 2018, 2017 and 2016 were $913.5 million, $232.5 million, and $77.2 million, respectively.
Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 12, "Net Loss Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $37.0 million in stock-based compensation related to the Co-Founder Grants during the year ended December 31, 2018. As of  December 31, 2018, unamortized stock-based compensation expense related to the Co-Founder Grants was $119.3 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 4.0 years as of December 31, 2018.
Award modifications
During the year ended December 31, 2017, the Company's Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, the Company recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018, which is included in the results for the year ended December 31, 2018, related to these modified one-tier and two-tier RSUs.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

During the year ended December 31, 2016, the Company’s Board of Directors voted to approve the exchange of stock options previously granted to an executive officer under the Plan for one-tier RSUs. In total, options to purchase 4.3 million shares of common stock were exchanged for 2.2 million RSUs. Total compensation expense for the modified awards is $37.7 million, of which $18.8 million in stock-based compensation expense was recognized on the date of exchange representing the portion that vested immediately. Out of the total $37.7 million in stock-based compensation expense, $8.9 million was incremental to what would have been recognized related to the original stock option award. As of December 31, 2018, there was no remaining unamortized expense relating to these awards.

Note 12. Net Loss Per Share
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s outstanding securities also included convertible preferred stock. The holders of convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the private placement and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the year ended December 31, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the year ended December 31, 2018:

	Year ended December 31,
	2018		2017		2016
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders	$(138.7)	$(346.2)	$(3.6)	$(108.1)	$(6.1)	$(204.1)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	102.6	256.0	6.3	189.6	5.5	183.6
Net loss per common share, basic and diluted	$(1.35)	$(1.35)	$(0.57)	$(0.57)	$(1.11)	$(1.11)
Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year ended December 31,
	2018	2017	2016
Convertible preferred stock	—	147.6	147.6
Restricted stock units	35.0	52.7	47.9
Options to purchase shares of common stock	4.0	5.1	7.9
Co-Founder Grants(1)	14.7	0.8	—
Shares subject to repurchase from early-exercised options and unvested restricted stock	0.1	0.2	0.9
Total	53.8	206.4	204.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

(1)
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock. The table above reflects the weighted-average impact for the period they were outstanding for the year ended December 31, 2017. See Note 11 "Stockholders' Equity" for further details.

Note 13. Income Taxes
For the years ended December 31, 2018, 2017, and 2016 the Company’s income (loss) from continuing operations before provision for income taxes was as follows:

	Year ended December 31,
	2018	2017	2016
Domestic	$(497.1)	$(76.9)	$(94.4)
Foreign	17.0	(34.6)	(110.6)
Loss before income taxes	$(480.1)	$(111.5)	$(205.0)
The components of the provision for income taxes in the years ended December 31, 2018, 2017, and 2016 were as follows:

	Year ended December 31,
	2018	2017	2016
Current:
Federal	$(0.1)	$0.1	$(1.5)
State	(0.2)	(0.3)	(0.6)
Foreign	(4.6)	(2.3)	(2.9)
Deferred:	—
Federal	—	1.4	—
State	—	—	—
Foreign	0.1	0.9	(0.2)
Provision for income taxes	$(4.8)	$(0.2)	$(5.2)
Income tax benefit attributable to loss from continuing operations differed from the amounts computed by applying the statutory U.S. federal income tax rate of 21% for 2018 and 34% for 2017 and 2016 to pretax loss from continuing operations as a result of the following:

	Year ended December 31,
	2018	2017	2016
Tax benefit at federal statutory rate	$100.8	$37.9	$69.7
State taxes, net of federal benefit	10.7	1.7	2.2
Foreign rate differential	1.8	(12.3)	(38.8)
Research and other credits	86.5	25.4	12.6
Permanent differences	(18.4)	(9.0)	(3.5)
Tax Cuts and Jobs Act impact	—	(61.7)	—
Change in valuation allowance	(240.7)	38.9	(40.7)
Stock-based compensation	57.3	(20.1)	(4.8)
Other nondeductible items	(2.8)	(1.0)	(1.9)
Provision for income taxes	$(4.8)	$(0.2)	$(5.2)

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2018 and 2017 were as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$264.8	$119.6
Research credit carryforwards	157.3	67.9
Stock-based compensation	11.1	20.0
Accruals and reserves	42.0	34.0
Fixed assets and intangible assets	0.7	—
Other	1.1	—
Gross deferred tax assets	477.0	241.5
Valuation allowance	(476.0)	(233.7)
Total deferred tax assets, net of valuation allowance	1.0	7.8
Deferred tax liabilities:
Fixed assets and intangible assets	—	6.6
Other	—	0.4
Total deferred tax liability	—	7.0
Net deferred tax assets	$1.0	$0.8
For the years ended December 31, 2018 and 2017, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the U.S., Ireland, and Israel net deferred tax assets were fully realizable as of December 31, 2018 and 2017. Accordingly, the Company established a full valuation allowance against its U.S. and Ireland deferred tax assets and a partial valuation allowance against its Israeli deferred tax assets.
As of December 31, 2018, the Company had $923.6 million of federal, $403.5 million of state, and $288.0 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $307.4 million will begin to expire in 2031 and $616.2 million will carryforward indefinitely, while state net operating losses begin to expire in 2029.
As of December 31, 2018, the Company had research credit carryforwards of $145.0 million and $76.8 million for federal and state income tax purposes, respectively, of which $36.1 million and $19.1 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal credit carryforward will begin to expire in 2027. The state research credits have no expiration date. The Company also had $3.7 million of state enterprise zone credit carryforwards, which will begin to expire in 2023.
As of December 31, 2018, the Company also had $265.1 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, the Company had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company performed a study for the period through December 31, 2018, and determined that no ownership changes exceeding 50 percentage points have occurred. The Company’s ability to use net operating loss and tax credit carryforwards to reduce future taxable income and liabilities may be subject to annual limitations as a result of ownership changes from January 1, 2019, and subsequent years.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2018, the balance of unrecognized tax benefits was $59.8 million of which $4.5 million, if recognized, would affect the effective tax rate and $55.3 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2018	2017	2016
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$25.6	$15.7	$7.9
Gross increases related to prior period tax positions	1.1	—	2.2
Gross increases related to current period tax positions	33.1	9.9	5.6
Balance of gross unrecognized tax benefits at the end of the fiscal year	$59.8	$25.6	$15.7
The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2018, the amount of accrued interest and penalties related to uncertain tax positions was $1.3 million. Interest and penalties recognized for the year ended December 31, 2018, 2017, and 2016 was $0.7 million, $0.2 million, and $0.4 million respectively.
The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2007 remain open for examination by the federal and state authorities, and from 2013 by foreign authorities.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2018, there were no cumulative undistributed earnings in its Irish subsidiary and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries, if any, are immaterial.
Impact of the Tax Cuts and Jobs Act
The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The Tax Reform Act also contains a number of provisions that may impact the Company in future years. At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Reform Act for remeasurement of deferred tax assets and liabilities, one-time transition tax, and tax on global intangible low-taxed income. During the twelve months ended December 31, 2018 the Company completed the accounting for all of the enactment-date income tax effects of the Tax Reform Act. Upon completing the analysis, the Company has recognized no material adjustments to its provisional amounts recorded for the year ended December 31, 2017.
The Company will continue to monitor ongoing guidance in this area, as the U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from the Company’s interpretation.
As a result of the reduction in the corporate rate, the Company has remeasured its U.S. deferred tax assets and liabilities as of December 31, 2017 to reflect the lower rate expected to apply when these temporary differences reverse. As of December 31, 2017, the Company determined the remeasurement resulted in a reduction in deferred tax assets of $63.1 million, which was fully offset by a corresponding change to the Company’s valuation allowance. There were no material changes from provisional amounts recorded for the year ended December 31, 2017.
The Tax Reform Act repealed the corporate alternative minimum tax (“AMT”) effective beginning in 2018 and permits AMT credit carryforwards to be refunded to the extent unused through 2021. Since the Company does not anticipate the use of these credits to reduce future federal taxes, it recognized an income tax benefit and established an income tax receivable to

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

reflect anticipated refunds of $1.4 million for its 2016 AMT credit carryforward during the year ended December 31, 2017. There were no material changes from provisional amounts recorded for the year ended December 31, 2017.
The Tax Reform Act also provides for a transition to a new territorial system of taxation and generally requires companies to include certain untaxed foreign earnings of non-U.S. subsidiaries into taxable income in 2017 (“Transition Tax”). As a result of the cumulative deficits in the Company’s foreign subsidiaries, the Company has no Transition Tax inclusion.
The Tax Reform Act subjects a US shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. As a result of the tested losses in its foreign subsidiaries, under GILTI regulations, the Company has no GILTI inclusion for the year ended 2018.

Note 14. Related Party Transactions
Dropbox Charitable Foundation
During the year ended December 31, 2016, two of the Company’s controlling shareholders formed the Dropbox Charitable Foundation, a Delaware non-stock corporation (the “Foundation”). The primary purpose of the Foundation is to engage in charitable and educational activities within the meaning of Section 501(c)(3) of the Code. The Foundation is governed by a Board of Directors, a majority of which are independent. Both shareholders made contributions to the Foundation during the year ended December 31, 2016, comprised entirely of shares of Dropbox common stock. The Company has not consolidated the Foundation in the accompanying consolidated financial statements, as the Company does not have control of the entity.

During the year ended December 31, 2018, the Company did not make cash contributions to the Foundation. During the year ended December 31, 2017, the Company donated shares of Class B common stock to initially fund the Foundation and recorded $9.4 million of expense to general and administrative expenses based on the Company’s estimate of the then current fair value of the contributed shares. The Company made additional cash contributions to the Foundation of $1.9 million during year ended December 31, 2017.

Hewlett Packard Enterprise
The Company has engaged in various commercial relationships with Hewlett Packard Enterprise (“HPE”), whose former chief executive officer was appointed to the Dropbox Board of Directors in September 2017. These commercial relationships include infrastructure equipment under capital leases, the purchase of commercial products and other services, and a multi-year subscription agreement for access to the Dropbox platform.  The chief executive officer of HPE resigned from her position at HPE effective February 1, 2018.
From the beginning of fiscal 2018 through the date of the resignation of the former chief executive officer of HPE, the Company made payments of $5.5 million for infrastructure equipment under capital leases and for commercial products and services provided by HPE.
From the date of appointment of HPE’s chief executive officer to the Dropbox Board of Directors through December 31, 2017, the Company made payments of $18.4 million for infrastructure equipment under capital leases and for commercial products and services provided by HPE. As of December 31, 2017, the Company had a remaining obligation of $87.1 million for equipment under capital lease from HPE. Related to the multi-year subscription agreement, the Company recognized an immaterial amount of revenue from the date of appointment of HPE’s former chief executive officer to the Dropbox Board of Directors through December 31, 2017, and had an immaterial balance of deferred revenue and outstanding trade receivables as of December 31, 2017.

Note 15. Geographic Areas
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2018	2017
United States	$293.6	$323.7
International(1)	17.0	18.2
Total property and equipment, net	$310.6	$341.9

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2018 and 2017.
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2018, 2017, and 2016:

	Year ended December 31,
	2018	2017	2016
United States	$706.5	$575.7	$455.9
International(1)	685.2	531.1	388.9
Total revenue	$1,391.7	$1,106.8	$844.8

(1)	No single country outside of the United States accounted for more than 10 percent of total revenue during the years ended December 31, 2018, 2017, and 2016

Note 16. Subsequent Events
On February 8, 2019, the Company acquired all outstanding stock of HelloSign, Inc. ("HelloSign"), which provides an e-signature and document workflow platform. The preliminary purchase consideration is estimated to be approximately $230 million, consisting primarily of cash payments. Of the $230 million of consideration, $48.5 million is subject to on-going employee service. The related expense will be recognized over the required service period of up to three years, while the related payments will begin in the first quarter of 2020 if the requisite service is provided.
The purchase price will be allocated to the tangible and intangible assets and liabilities acquired based on their fair values at the acquisition date. The Company is currently performing the procedures necessary to determine the purchase price allocation, and the Company will record the initial fair value estimates during the three months ending March 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018.
Code of Conduct
We maintain a Code of Conduct that incorporates our code of ethics applicable to all employees, including all officers. Our Code of Conduct is published on the Investor Relations website at investors.dropbox.com under "Corporate Governance". We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2019 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Annual Report on Form 10-K

(a)	Financial statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b)	Financial statement schedules.
All financial statement schedules not listed above have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c)	Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Certificate of Amendment to the Restated Certificate of Incorporation, as filed on March 7, 2018.	S-1/A	333-223182	3.4	March 12, 2018

3.2	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.3	Amended and Restated Bylaws of the Registrant.	10-Q	001-38434	3.3	May 11, 2018

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.2	March 21, 2018

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	S-1	333-223182	10.8	February 23, 2018

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Restricted Stock Agreement between the Registrant and Arash Ferdowsi.	S-1	333-223182	10.10	February 23, 2018

		Form	File Number	Exhibit	Filed with SEC
10.11+	Form of Change of Control and Severance Agreement between the Registrant and certain executive officers.	S-1	333-223182	10.11	February 23, 2018

10.12+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.13+	Employment Letter between the Registrant and Arash Ferdowsi.	S-1/A	333-223182	10.13	March 12, 2018

10.14+	Employment Letter between the Registrant and Quentin J. Clark.	S-1/A	333-223182	10.14	March 12, 2018

10.15	Office Lease between the Registrant and Kilroy Realty Finance Partnership, L.P., dated as of January 31, 2014.	S-1	333-223182	10.15	February 23, 2018

10.16	First Amendment to Office Lease between the Registrant and Kilroy Realty Finance Partnership, L.P., dated as of June 5, 2015.	S-1	333-223182	10.16	February 23, 2018

10.17	Second Amendment to Office Lease between the Registrant and Kilroy Realty Finance Partnership, L.P., dated as of May 3, 2016.	S-1	333-223182	10.17	February 23, 2018

10.18	Third Amendment to Office Lease between the Registrant and Kilroy Realty Finance Partnership, L.P., dated as of October 6, 2017.	S-1	333-223182	10.18	February 23, 2018

10.19	Fourth Amendment to Office Lease between Dropbox, Inc. and Kilroy Realty Finance Partnership, L.P., dated as of May 25, 2018.	10-Q	001-38434	10.1	August 10, 2018

10.20	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.21	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.22	Second Amendment and Restatement to the Revolving Credit and Guaranty Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 3, 2017.	S-1	333-223182	10.20	February 23, 2018

10.23	Incremental Facility and Amendment Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 9, 2018.	S-1	333-223182	10.21	February 23, 2018

10.24	Class A Common Stock Purchase Agreement by and among the Registrant, salesforce.com, inc. and Salesforce Ventures LLC, dated as of March 7, 2018.	S-1/A	333-223182	10.22	March 12, 2018

10.25+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	S-1/A	333-223182	10.23	March 12, 2018

21.1	List of subsidiaries of the Registrant.	S-1	333-223182	21.1	February 23, 2018

		Form	File Number	Exhibit	Filed with SEC

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†
The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dropbox, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 22, 2019.

DROPBOX, INC.

By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew W. Houston and Ajay V. Vashee, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 22, 2019

/s/ Ajay V. Vashee Ajay V. Vashee	Chief Financial Officer (Principal Financial Officer)	February 22, 2019

/s/ Timothy J. Regan Timothy J. Regan	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2019

/s/ Donald W. Blair Donald W. Blair	Director	February 22, 2019

/s/ Arash Ferdowsi Arash Ferdowsi	Director	February 22, 2019

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 22, 2019

/s/ Robert J. Mylod Jr. Robert J. Mylod, Jr.	Director	February 22, 2019

/s/ Condoleezza Rice Condoleezza Rice	Director	February 22, 2019

/s/ R. Bryan Schreier R. Bryan Schreier	Director	February 22, 2019

/s/ Margaret C. Whitman Margaret C. Whitman	Director	February 22, 2019