Form 10-Q
period 2019-03-31
DROPBOX, INC.
filed 2019-05-10
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, par value $0.00001 per share	Trading Symbol(s) DBX	Name of exchange on which registered The NASDAQ Stock Market LLC (Nasdaq Global Select Market)

As of May 6, 2019, there were 227,146,748 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 242,146,748 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$359.2	$519.3
Short-term investments	556.0	570.0
Trade and other receivables, net	34.1	28.6
Prepaid expenses and other current assets	58.3	92.3
Total current assets	1,007.6	1,210.2
Property and equipment, net	340.9	310.6
Operating lease right-of-use asset	430.4	—
Intangible assets, net	57.4	14.7
Goodwill	230.4	96.5
Other assets	61.9	62.1
Total assets	$2,128.6	$1,694.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$27.4	$33.3
Accrued and other current liabilities	148.8	164.5
Accrued compensation and benefits	36.4	80.9
Operating lease liability	74.1	—
Finance lease obligation	70.7	73.8
Deferred revenue	508.4	485.0
Total current liabilities	865.8	837.5
Operating lease liability, non-current	441.5	—
Finance lease obligation, non-current	106.7	89.9
Other non-current liabilities(1)	9.7	89.9
Total liabilities	1,423.7	1,017.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,377.8	2,337.5
Accumulated deficit	(1,674.7)	(1,659.5)
Accumulated other comprehensive income (loss)	1.8	(1.2)
Total stockholders’ equity	704.9	676.8
Total liabilities and stockholders’ equity	$2,128.6	$1,694.1

(1) As of December 31, 2018 the Company had non-current deferred rent of $81.0 million. As of March 31, 2019, deferred rent is now included in the determination of the Company's operating lease right-of-use asset due to the adoption of ASC 842.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue	$385.6	$316.3
Cost of revenue(1)(2)	98.4	120.6
Gross profit	287.2	195.7
Operating expenses(1)(2):
Research and development	150.0	378.5
Sales and marketing	101.5	157.0
General and administrative	57.0	126.1
Total operating expenses	308.5	661.6
Loss from operations	(21.3)	(465.9)
Interest income (expense), net	3.7	(1.2)
Other income, net	4.2	3.4
Loss before income taxes	(13.4)	(463.7)
Benefit from (provision for) income taxes	5.7	(1.8)
Net loss	$(7.7)	$(465.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(2.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	410.5	218.8

(1)	Includes stock-based compensation as follows (in millions):

	Three months ended March 31,
	2019	2018

Cost of revenue	$3.0	$37.8
Research and development	30.5	282.9
Sales and marketing	7.1	72.4
General and administrative	15.0	93.4

(2)
During the three months ended March 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to two-tier restricted stock units upon the effectiveness of the registration statement for the Company's IPO. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018

Net loss	$(7.7)	$(465.5)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	1.1	1.5
Change in net unrealized gains (losses) on short-term investments	1.9	(0.1)
Total other comprehensive income (loss), net of tax	$3.0	$1.4
Comprehensive loss	$(4.7)	$(464.1)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three months ended March 31, 2018
	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	147.6	$615.3	196.8	$—	$533.1	$(1,049.7)	$4.2	$102.9
Release of restricted stock units	—	—	30.6	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	—	—	(11.8)	—	(162.1)	(85.2)	—	(247.3)
Conversion of preferred stock to common stock in connection with initial public offering	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	31.6	—	631.3	—	—	631.3
Exercise of stock options and awards	—	—	0.2	—	0.8	—	—	0.8
Stock-based compensation	—	—	—	—	486.5	—	—	486.5
Other comprehensive income	—	—	—	—	—	—	1.4	1.4
Net loss	—	—	—	—	—	(465.5)	—	(465.5)
Balance at March 31, 2018	—	$—	395.0	—	$2,104.9	$(1,600.4)	$5.6	$510.1

	Three months ended March 31, 2019
	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	—	—	1.0	—	1.0
Release of restricted stock units	—	—	2.6	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	—	—	(1.0)	—	(17.0)	(8.5)	—	(25.5)
Exercise of stock options and awards	—	—	0.2	—	0.9	—	—	0.9
Assumed stock options in connection with acquisition	—	—	—	—	0.8	—	—	0.8
Stock-based compensation	—	—	—	—	55.6	—	—	55.6
Other comprehensive income	—	—	—	—	—	—	3.0	3.0
Net loss	—	—	—	—	—	(7.7)	—	(7.7)
Balance at March 31, 2019	—	$—	411.4	$—	$2,377.8	$(1,674.7)	$1.8	$704.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flow from operating activities
Net loss	$(7.7)	$(465.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45.8	35.9
Stock-based compensation	55.6	486.5
Amortization of deferred commissions	3.9	2.4
Other	(4.4)	(0.6)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5.1)	3.6
Prepaid expenses and other current assets	(14.2)	(1.5)
Other assets	11.2	(5.7)
Accounts payable	(5.2)	(2.8)
Accrued and other current liabilities	10.0	8.8
Accrued compensation and benefits	(45.9)	(26.2)
Deferred revenue	18.6	26.7
Other non-current liabilities	(13.2)	0.2
Tenant improvement allowance reimbursement	13.8	—
Net cash provided by operating activities	63.2	61.8
Cash flow from investing activities
Capital expenditures	(29.7)	(9.9)
Cash paid for business combinations, net of cash acquired	(172.1)	—
Purchases of short-term investments	(153.0)	(180.8)
Proceeds from sales of short-term investments	110.2	—
Proceeds from maturities of short-term investments	66.6	—
Other	4.7	(2.4)
Net cash used in investing activities	(173.3)	(193.1)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	—	638.2
Payments of deferred offering costs	—	(0.9)
Shares repurchased for tax withholdings on release of restricted stock	(25.5)	(241.2)
Proceeds from issuance of common stock, net of repurchases	0.9	0.8
Principal payments on finance lease obligations	(26.2)	(29.8)
Other	(0.2)	(2.1)
Net cash (used in) provided by financing activities	(51.0)	365.0
Effect of exchange rate changes on cash and cash equivalents	1.0	1.6
Change in cash and cash equivalents	(160.1)	235.3
Cash and cash equivalents—beginning of period	519.3	430.0
Cash and cash equivalents—end of period	$359.2	$665.3

Supplemental cash flow data:
Property and equipment acquired under finance leases	$39.9	$25.5

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive loss, statements of stockholders' equity and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2019 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

The Company’s most significant estimates and judgments involve the estimation of the fair value of market-based awards and the valuation of acquired intangible assets and goodwill from business combinations.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 16, "Geographic Areas" for information regarding the Company’s long-lived assets and revenue by geography.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded immaterial net foreign currency transaction gains during the three months ended March 31, 2019 and 2018, respectively.

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

The Company recognized $222.6 million and $188.2 million of revenue during the three months ended March 31, 2019, and 2018, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2019, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $549.8 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan"). The Company had two types of RSUs outstanding as of March 31, 2019:

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

•
Two-tier RSUs, which have both a service-based vesting condition and a Performance Vesting Condition. The service-based vesting period for these awards is typically four years with a cliff vesting period of one year and continue to vest monthly thereafter. Upon satisfaction of the Performance Vesting Condition, these awards vest quarterly. The Performance Vesting Condition was satisfied on the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was in May 2015. The Company recognizes compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

The Performance Vesting Condition for the two-tier RSUs was satisfied upon the effectiveness of the registration statement related to the Company's IPO, which was March 22, 2018. On that date, the Company recognized the cumulative unrecognized expense of the two-tier RSUs, using the accelerated attribution method, which is included in the Company's results for the three months ended March 31, 2018. See "—Initial public offering and private placement” for further discussion.

Since August 2015, the Company has granted one-tier RSUs as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founders, and has not granted any stock options to employees since then. The fair values of the common stock underlying the RSUs granted in periods prior to the date of the Company's IPO were determined by the Board of Directors, with input from management and contemporaneous third-party valuations, which were performed at

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

least quarterly. For valuations after the Company's IPO, the Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In connection with the acquisition of JN Projects, Inc. (d/b/a HelloSign) ("HelloSign"), the Company assumed unvested stock options that had been granted under the HelloSign's 2011 Equity Incentive Plan. The fair value of options assumed were based upon the Black-Scholes option-pricing model, see Note 12, "Stockholders' Equity" for further information.

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. See Note 12, "Stockholders' Equity" for further information.

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

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 13% and 41% of total trade and other receivables, net as of March 31, 2019. Two customers accounted for 14% and 23% of total trade and other receivables, net as of December 31, 2018. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as receivables resulting from tenant improvement allowances prior to the adoption of ASC 842. Non-trade receivables totaled $10.3 million and $46.2 million, as of March 31, 2019 and December 31, 2018, respectively, and are classified within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.3 million and $9.8 million during the three months ended March 31, 2019 and 2018, respectively.

Deferred commissions, net included in prepaid and other current assets were $15.9 million and $14.5 million as of March 31, 2019 and December 31, 2018, respectively. Deferred commissions, net included in other assets were $40.3 million and $38.3 million as of March 31, 2019 and December 31, 2018, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $3.9 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable finance and operating leases with various expiration dates through 2033. The Company determines if an arrangement contains a lease at inception.

Operating lease right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at commencement date. The interest rate implicit in the Company’s operating leases is not readily determinable, and therefore an incremental borrowing rate is estimated to determine the present value of future payments. The estimated incremental borrowing rate factors in a hypothetical interest rate on a collateralized basis with similar terms, payments, and economic environments. Operating lease right-of-use assets also include any prepaid lease payments and lease incentives.

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the straight-line single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The lease terms may include options to extend or terminate the lease. The Company

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the option will be exercised.

In addition, certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentives and decrease the Company's right-of-use asset and reduce single lease cost over the lease term.

The Company leases certain equipment from various third parties, through equipment financing leases. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment and the related amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments.

The Company’s finance lease agreements may contain lease and non-lease components. The non-lease components include payments for support on infrastructure equipment obtained via finance leases, which when not significant in relation to the overall agreement, are combined with the lease components and accounted for together as a single lease component.
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

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2016-13.

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

Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right-of-use assets (“ROU assets”) and lease liabilities by lessees for certain leases classified as operating leases under current GAAP. The Company has made the policy election to not recognize a lease liability or right-of-use asset for short-term operating leases.

The Company adopted the standard as of January 1, 2019, using the modified retrospective approach and has elected to use the optional transition method which allows the Company to apply the guidance of ASC 840, including disclosure requirements, in the comparative periods presented. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification related to agreements entered prior to adoption.

The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption of the new standard resulted in the recording of additional operating ROU assets and lease liabilities of approximately $431.7 million and $502.4 million, respectively, as of January 1, 2019.

The accounting for finance leases remained unchanged, except for the accounting for certain non-lease components. Lease and non-lease components will be accounted for as a single lease component if the non-lease component is determined to be insignificant to the total agreement.

The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material. The standard did not materially impact consolidated net earnings and had no impact on cash flows.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under existing U.S. GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. The amendments in ASU No. 2018-02 also require certain disclosures about stranded tax effects. The Company adopted ASU No. 2018-02 on January 1, 2019. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under existing U.S. GAAP, the measurement date for equity awards granted to nonemployees is the earlier of the performance commitment date or the date the performance is complete. The amendments in ASU No. 2018-07 allow for measurement of these awards on the grant date, consistent with equity awards granted to employees. The Company adopted ASU No. 2018-07 on January 1, 2019. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2.	Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2019 and December 31, 2018 consisted of the following:

	As of March 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$109.8	$—	$—	$109.8
Cash equivalents:
Money market funds	226.9	—	—	226.9
Commercial paper	19.5	—	—	19.5
Corporate notes and obligations	3.0	—	—	3.0
Total cash and cash equivalents	$359.2	$—	$—	$359.2
Investments
Corporate notes and obligations	244.7	0.6	—	245.3
U.S. Treasury securities	193.0	—	(0.1)	192.9
Certificates of deposit	52.2	—	—	52.2
U.S. agency obligations	38.5	—	—	38.5
Commercial Paper	27.1	—	—	27.1
Total short-term investments	555.5	0.6	(0.1)	556.0
Total	$914.7	$0.6	$(0.1)	$915.2

	As of December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$103.0	$—	$—	$103.0
Cash equivalents
Money market funds	355.5	—	—	355.5
U.S. Treasury securities	33.4	—	—	$33.4
Commercial paper	27.4	—	—	27.4
Total cash and cash equivalents	$519.3	$—	$—	$519.3
Short-term investments
Corporate notes and obligations	269.6	0.1	(0.5)	269.2
U.S. Treasury securities	176.0	—	(0.1)	175.9
Certificates of deposit	70.6	—	—	70.6
U.S. agency obligations	37.1	—	—	37.1
Commercial paper	17.2	—	—	17.2
Total short-term investments	570.5	0.1	(0.6)	570.0
Total	$1,089.8	$0.1	$(0.6)	$1,089.3

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $15.8 million and $11.9 million as of March 31, 2019 and December 31, 2018, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2019 and December 31, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2019:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2019
	Amortized cost	Estimated fair value

Due within one year	$337.9	$338.1
Due between one to three years	217.6	217.9
Total	$555.5	$556.0

The Company had 65 short-term investments in unrealized loss positions as of March 31, 2019. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of March 31, 2019.

The Company recorded $6.2 million and $1.4 million in interest income from its cash, cash equivalents and short-term investments for the three months ended March 31, 2019 and 2018, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$226.9	$—	$—	$226.9
Commercial paper	—	19.5	—	19.5
Corporate notes and obligations	—	3.0	—	3.0
Total cash equivalents	$226.9	$22.5	$—	$249.4
Short-term investments
Corporate notes and obligations	—	245.3	—	245.3
U.S. Treasury securities	—	192.9	—	192.9
Certificates of deposit	—	52.2	—	52.2
U.S. agency obligations	—	38.5	—	38.5
Commercial paper	—	27.1	—	27.1
Total short-term investments	—	556.0	—	556.0
Total cash equivalents and short-term investments	$226.9	$578.5	$—	$805.4

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$355.5	$—	$—	$355.5
U.S. Treasury securities	—	33.4	—	33.4
Commercial paper	—	27.4	—	27.4
Total cash equivalents	$355.5	$60.8	$—	$416.3
Short-term investments
Corporate notes and obligations	—	269.2	—	269.2
U.S. treasury securities	—	175.9	—	175.9
Certificates of deposit	—	70.6	—	70.6
U.S agency obligations	—	37.1	—	37.1
Commercial paper	—	17.2	—	17.2
Total short-term investments	—	$570.0	—	570.0
Total cash equivalents and short-term investments	$355.5	$630.8	$—	$986.3

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2019	December 31, 2018

Datacenter and other computer equipment	$682.8	$667.4
Furniture and fixtures	24.8	23.8
Leasehold improvements	153.8	150.5
Construction in process	60.6	32.8
Total property and equipment	922.0	874.5
Accumulated depreciation and amortization	(581.1)	(563.9)
Property and equipment, net	$340.9	$310.6

The Company leases certain infrastructure from various third parties, through equipment financing leases. Infrastructure assets as of March 31, 2019 and December 31, 2018, respectively included a total of $360.2 million and $362.8 million acquired under financing lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under financing leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under financing leases totaled $196.2 million and $211.7 million as of March 31, 2019 and December 31, 2018, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Depreciation expense related to property and equipment was $43.1 million and $34.1 million for the three months ended March 31, 2019 and 2018, respectively.

Note 5.	Business Combinations

On February 8, 2019, the Company acquired all outstanding stock of JN Projects, Inc. (d/b/a HelloSign) ("HelloSign"), which provides an e-signature and document workflow platform. The acquisition of HelloSign expands the Company's content collaboration capabilities to include additional business-critical workflows. The results of HelloSign operations have been included in the Company’s consolidated results of operations since the date of acquisition.

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$175.2
Transaction costs paid by Dropbox on behalf of HelloSign	2.4
Fair value of assumed HelloSign options attributable to pre-combination services (1)	0.8
Purchase price adjustments	(0.8)
Total purchase consideration	$177.6

(1) The fair value of option assumed were based upon the Black-Scholes option-pricing model.

In addition to the total purchase consideration above, the Company has compensation agreements with key HelloSign personnel consisting of $48.5 million in future cash payments subject to on-going employee service. The related expense will be recognized within research and development expenses over the required service period of three years, while the related payments will begin in the first quarter of 2020 if the requisite service is provided.

The purchase consideration was preliminarily allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below. The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The measurement period will end no later than one-year from the acquisition date.

Assets acquired:
Cash and cash equivalents	$5.5
Short-term investments	7.8
Acquisition-related intangible assets	44.6
Accounts receivable, prepaid and other assets	5.0
Total assets acquired	$62.9

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.3
Deferred revenue	4.8
Deferred tax liability	6.9
Total liabilities assumed	18.0
Net assets acquired, excluding goodwill	44.9
Total purchase consideration	177.6
Estimated goodwill (2)	$132.7

(2) The goodwill recognized was primarily attributable to the opportunity to expand the user base of the Company's platform. The goodwill is not deductible for U.S. federal income tax purposes.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Customer relationships	$20.5	4.9
Developed technology	19.6	5.0
Trade name	4.5	5.0
Total acquisition-related intangible assets	$44.6

The fair values of the acquisition-related intangibles were determined using the following methodologies: the multi-period excess earnings method, replacement cost method, and the relief from royalty method, for customer relationships, developed technology, and the trade name, respectively. The valuation model inputs required the application of significant judgment by management. The acquired intangible assets have a total weighted average amortization period of 4.9 years.

One-time acquisition-related diligence costs of $1.0 million were expensed within general and administrative expenses as incurred during the three months ended March 31, 2019.

Note 6.	Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years)
	2019	2018
Developed technology	$25.0	$47.0	4.9
Customer relationships	20.5	—	4.8
Software	20.0	19.2	2.2
Patents	13.0	13.0	7.9
Assembled workforce in asset acquisitions	12.6	12.6	1.6
Licenses	4.6	4.6	2.2
Trademarks and trade names	5.2	0.7	4.9
Other	3.3	3.3	6.0
Total intangibles	104.2	100.4
Accumulated amortization	(46.8)	(85.7)
Intangible assets, net	$57.4	$14.7
During the three months ended March 31, 2019 the Company retired $41.7 million in fully amortized developed technology assets.
Amortization expense was $2.8 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of March 31, 2019, is as follows:

Remaining nine months of Fiscal 2019	$10.8
2020	13.6
2021	11.3
2022	8.0
2023	7.7
Thereafter	6.0
Total	$57.4

Note 7.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2018	$96.5
HelloSign acquisition	132.7
Effect of foreign currency translation	1.2
Balance at March 31, 2019	$230.4

The goodwill acquired from HelloSign is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies.

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2019 and December 31, 2018.

Note 8.	Revolving Credit Facility

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2019 and December 31, 2018, respectively.

The Company had an aggregate of $68.9 million of letters of credit outstanding under the revolving credit facility as of March 31, 2019, and the Company’s total available borrowing capacity under the revolving credit facility was $656.1 million as of March 31, 2019. The Company’s letters of credit expire between April of 2019 and April of 2022.

Note 9.	Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 3 to 4 years.  Sublease income, which is recorded as a reduction of rental expense, was $1.9 million and $3.5 million for the three months ended March 31, 2019 and 2018, respectively.

The components of single lease cost were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Operating lease cost (1)	$22.1	$21.9
Finance lease cost:
Amortization of assets under finance lease	21.7	21.7
Interest	2.2	1.9
Total finance lease cost	$23.9	$23.6
(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Three months ended
March 31, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$23.0
Payments for finance leases included in cash from operating activities	$2.2
Payments for finance leases included in cash from financing activities	$26.2
Assets obtained in exchange for lease obligations:
Operating leases	$14.5
Finance leases	$39.9

Weighted Average Remaining Lease Term (in years)
Operating leases	9.7
Finance leases	2.8

Weighted Average Discount Rate
Operating leases	4.4%
Finance leases	5.1%

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2019 (excluding the three months ended March 31, 2019)	$64.8	$64.2
2020	84.6	56.2
2021	77.6	41.1
2022	70.3	27.4
2023	53.4	2.2
Thereafter	357.0	—
Total future minimum lease payments	707.7	191.1
Less imputed interest	(163.6)	(13.7)
Less tenant improvement receivables	(28.5)	—
Total liability	$515.6	$177.4

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of March 31, 2019, the Company is entitled to non-cancelable rent payments from its sub-tenants of $40.6 million, which will be collected over the next 4 years.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. The lease incentive obligation is recorded net against the Company's operating right-of-use asset and was $42.6 million as of March 31, 2019. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. The Company's total expected minimum obligations for all three phases of the lease are $843.1 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.  In the three months ended March 31, 2019, the Company collected tenant improvement reimbursements from the landlord totaling $13.8 million.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of March 31, 2019, the Company had commitments of $408.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability.  These operating leases will commence between 2019 and 2021 with lease terms of 4 years to 15 years.

Note 10.	Commitments and Contingencies

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

Other commitments
Other commitments include payments to third-party vendors for services related to the Company’s infrastructure, infrastructure warranty contracts, asset retirement obligations for office modifications, and a note payable related to financing of infrastructure. There have been no material changes in the Company's other commitments, as disclosed in the Annual Report.

Note 11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2019	December 31, 2018

Non-income taxes payable	$83.9	$75.7
Accrued legal and other external fees	34.2	28.1
Deferred rent	—	41.0
Income taxes payable	(0.1)	0.3
Other accrued and current liabilities	30.8	19.4
Total accrued and other current liabilities	$148.8	$164.5

The decrease in deferred rent from December 31, 2018 is due to the Company's adoption of ASC 842 on January 1, 2019 using the modified retrospective approach. As of March 31, 2019, deferred rent reduces the Company's operating right-of-use asset. See Note 9 "Leases" for additional discussion.

Note 12.	Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. During the three months ended March 31, 2019, holders of 11.8 million shares of Class B common stock voluntarily converted into an equivalent number of shares of Class A common stock.

As of March 31, 2019, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of March 31, 2019, 224.1 million shares of Class A common stock, 187.3 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2018, 211.0 million shares of Class A common stock, 198.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2019 and December 31, 2018 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

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

Equity incentive plans
Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. Options are granted at a price per share equal to the fair market value of the Company's common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. RSUs and RSAs are also granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Company's Board of Directors. The 2018 Plan was adopted on March 22, 2018.

In connection with the acquisition of HelloSign, the Company assumed unvested stock options that had been granted under the HelloSign's 2011 Equity Incentive Plan.

As of March 31, 2019, there were 25.4 million stock-based awards issued and outstanding and 79.2 million shares available for issuance under the 2008 Equity Incentive Plan, HelloSign's Equity Incentive Plan, the 2017 Equity Incentive Plan, and the 2018 Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2019:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2018	57.1	1.3	$14.68	5.0	$9.1	25.0	$18.68
Additional shares authorized	21.2	—	—			—	—
Stock options assumed	0.9	0.9	6.02			—	—
Options exercised and RSUs released	—	(0.2)	5.15			(2.6)	17.42
Options and RSUs canceled	1.5	—	—			(1.5)	17.19
Shares repurchased for tax withholdings on release of restricted stock	1.0	—	—			—	17.42
Restricted stock and options granted	(2.5)	0.2	22.63			2.3	23.79
Balance at March 31, 2019	79.2	2.2	$12.45	5.1	$21.7	23.2	$19.44
Vested at March 31, 2019		1.1	$15.71	5.1	$7.7	—	$—
Unvested at March 31, 2019		1.1	$9.22		$14.0	23.2	$19.44

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018

Intrinsic value of options exercised	$3.1	$1.7

As of March 31, 2019, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $447.8 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 3.0 years as of March 31, 2019.

The total fair value of released RSUs, as of their respective vesting dates, during the three months ended March 31, 2019 and 2018 were $67.9 million and $643.3 million, respectively.

Assumed stock options
In connection with the acquisition of HelloSign the Company assumed 0.9 million unvested stock options which were valued using the Black-Scholes option-pricing model. The fair value of stock options assumed were estimated using the following assumptions:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected volatility	51.6%
Expected term (in years)	3.4 - 7.0
Risk-free interest rate	2.42% - 2.51%
Dividend yield	—%

Expected volatility. The expected volatility is based on the Company's historical volatility. Management believes this is the best estimate of the expected volatility over the expected life of its stock options.
Expected term. The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ remaining vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury security in effect at the time the options were assumed for maturities corresponding with the expected term of the option.

Expected dividend yield. The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.

The estimated weighted-average grant date fair value for stock options assumed was $21.60 per share and total fair value of $19.4 million, of which, $18.6 million will be recognized as post-combination stock-based compensation expense.

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 13, "Net Loss Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period began on January 1, 2019.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized $8.6 million and $10.6 million in stock-based compensation related to the Co-Founder Grants during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, unamortized stock-based compensation expense related to the Co-Founder Grants was $119.3 million.

Award modifications
During the year ended December 31, 2017, the Company's Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, the Company recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018 related to these modified one-tier and two-tier RSUs.

Note 13.	Net Loss Per Share

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three months ended March 31, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the three months ended March 31, 2019:

	Three months ended March 31,
	2019		2018
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(4.0)	$(3.7)	$(30.8)	$(434.7)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	215.1	195.4	14.5	204.3
Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(2.13)	$(2.13)

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended March 31,
	2019	2018

Restricted stock units	24.6	56.3
Options to purchase shares of common stock	1.8	4.9
Co-Founder Grants	14.7	14.7
Total	41.1	75.9

Note 14.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax was a benefit of $5.7 million for the three months ended March 31, 2019, and an expense of $1.8 million for the three months ended March 31, 2018.

Income tax benefit for the three months ended March 31, 2019 was primarily attributable to the tax benefit from the acquisition of HelloSign.

During the three months ended March 31, 2019, the Company recorded a deferred tax liability of $6.9 million to reflect the tax effect of the assets and liabilities recorded in the acquisition of HelloSign. As a result of the acquisition of HelloSign, the Company recorded a one-time benefit of $6.9 million to recognize previously unrecognized deferred tax assets, which are now more-likely-than-not to be realized as a result of the net deferred tax liability recorded in the transaction. For further discussion of the HelloSign acquisition, see Note 5 "Business Combinations".

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $3.6 million for the three months ended March 31, 2019, of which $0.6 million, if recognized, would affect the Company's effective tax rate.

Note 15.	Related Party Transactions

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

There were no contributions to the Foundation during the three months ended March 31, 2019 and 2018, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 16.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2019	December 31, 2018

United States	$324.9	$293.6
International(1)	16.0	17.0
Total property and equipment, net	$340.9	$310.6

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2019 and December 31, 2018.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018

United States	$197.1	$161.6
International(1)	188.5	154.7
Total revenue	$385.6	$316.3

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2019 and 2018, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. As discussed in the section titled “Note About Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends December 31.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 13.2 million paying users.

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

In the first quarter of fiscal 2019, we acquired HelloSign, an e-signature and document workflow platform. The acquisition of HelloSign expands our content collaboration capabilities to include additional business-critical workflows. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum of a certain number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. HelloSign also typically bills customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. HelloSign primarily sells within the United States and sells only in U.S. dollars.

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

We acquired HelloSign in the first quarter of fiscal 2019. HelloSign has several product lines and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. For purposes of HelloSign results, we include as paying users either (i) the number of users who have active paid licenses for access to the HelloSign platform as of the period end for those products that are priced based on the number of licenses purchased (which is the same method we use to evaluate existing Dropbox plans) or (ii) the number of customers for those products that are priced based on transaction volumes.

The below table sets forth the number of paying users as of March 31, 2019, December 31, 2018, and March 31, 2018.

	As of
	March 31, 2019	December 31, 2018	March 31, 2018

	(In millions)
Paying users	13.2	12.7	11.5

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

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During the second quarter of 2018, a significant portion of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The below table sets forth our ARPU for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,
	2019	2018

ARPU	$121.04	$114.30

Non-GAAP Financial Measure

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe that free cash flow, or FCF, a non-GAAP financial measure, is useful in evaluating our liquidity.

Free cash flow
We define FCF as GAAP net cash provided by operating activities less capital expenditures. We believe that FCF is a liquidity measure and that it provides useful information regarding cash provided by operating activities and cash used for investments in property and equipment required to maintain and grow our business. FCF is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. FCF has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of FCF are that FCF does not reflect our future contractual commitments, excludes investments made to acquire assets under finance leases, and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Our FCF decreased for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to higher capital expenditures related to our office and datacenter build-outs and an increase in our annual bonus payout. The decrease was partially offset by an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three months ended March 31,
	2019	2018

	(In millions)
Net cash provided by operating activities	$63.2	$61.8
Capital expenditures	(29.7)	(9.9)
Free cash flow	$33.5	$51.9

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in future periods.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. As we continue to increase the utilization of our internal infrastructure, we generally expect our gross margin, to remain relatively constant in the near term and to increase modestly in the long term.

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, compensation expenses related to key personnel from acquisitions and allocated overhead. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

We plan to continue to hire employees for our engineering, product, and design teams to support our research and development efforts. We expect that research and development costs will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a user, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees, fees payable to third-party sales representatives and amortization of acquired customer relationships.

We plan to continue to invest in sales and marketing to grow our user base and increase our brand awareness, including marketing efforts to continue to drive our self-serve business model. We expect that sales and marketing expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income based taxes.

We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to grants of restricted stock made to our co-founders. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our finance lease obligations for infrastructure and our imputed financing obligation for our liability to the legal owner of our previous corporate headquarters. We no longer incur interest expense for our imputed financing obligation as of the fourth quarter of 2018, due to the termination of our master lease for our previous corporate headquarters in the third quarter of 2018.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
	2019	2018

	(In millions)
Revenue	$385.6	$316.3
Cost of revenue(1)	98.4	120.6
Gross profit	287.2	195.7
Operating expenses(1):
Research and development	150.0	378.5
Sales and marketing	101.5	157.0
General and administrative	57.0	126.1
Total operating expenses	308.5	661.6
Loss from operations	(21.3)	(465.9)
Interest income (expense), net	3.7	(1.2)
Other income, net	4.2	3.4
Loss before income taxes	(13.4)	(463.7)
Benefit from (provision for) income taxes	5.7	(1.8)
Net loss	$(7.7)	$(465.5)

(1)	Includes stock-based compensation as follows:

	Three months ended March 31,
	2019	2018

	(In millions)
Cost of revenue	$3.0	$37.8
Research and development	30.5	282.9
Sales and marketing	7.1	72.4
General and administrative	15.0	93.4
Total stock-based compensation(2)	$55.6	$486.5

(2)
Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. As a result, during the three months ended March 31, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended March 31,
	2019	2018

	(As a % of revenue)
Revenue	100%	100%
Cost of revenue(1)	26	38
Gross profit	74	62
Operating expenses(1):
Research and development	39	120
Sales and marketing	26	50
General and administrative	15	40
Total operating expenses	80	209
Loss from operations	(6)	(147)
Interest income (expense), net	1	—
Other income, net	1	1
Loss before income taxes	(3)	(147)
Benefit from (provision for) income taxes	1	(1)
Net loss	(2)%	(147)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended March 31,
	2019	2018

	(As a % of revenue)
Cost of revenue	1%	12%
Research and development	8	89
Sales and marketing	2	23
General and administrative	4	30
Total stock-based compensation	14%	154%

Comparison of the three months ended March 31, 2019 and 2018
Revenue

	Three months ended March 31,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$385.6	$316.3	$69.3	22%

Revenue increased $69.3 million or 22% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily due to a 15% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$98.4	$120.6	$(22.2)	(18)%
Gross profit	287.2	195.7	91.5	47%
Gross margin	74%	62%

Cost of revenue decreased $22.2 million or 18% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease of $34.8 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $6.8 million in infrastructure expenses, $1.9 million in credit card transaction fees due to higher sales and professional fees for user support, $1.9 million in overhead-related costs, and $1.5 million in employee related expenses due to headcount growth.
Our gross margin increased 12% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily due to a decrease in our cost of revenue primarily due to a decrease in stock-based compensation described above and a 22% increase in our revenue during the period.

Research and development

	Three months ended March 31,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$150.0	$378.5	$(228.5)	(60)%

Research and development expenses decreased $228.5 million or 60% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease of $252.4 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $10.4 million in employee-related expenses due to headcount growth and $9.7 million in overhead-related costs, which includes facilities related costs for both our current and future corporate headquarters.

Sales and marketing

	Three months ended March 31,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$101.5	$157.0	$(55.5)	(35)%

Sales and marketing expenses decreased $55.5 million or 35% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease of $65.3 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $5.1 million in employee-related expenses due to headcount growth and $4.7 million in overhead-related costs, which includes facilities related costs for both our current and future corporate headquarters.

General and administrative

	Three months ended March 31,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$57.0	$126.1	$(69.1)	(55)%

General and administrative expenses decreased $69.1 million or 55% during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a decrease of $78.5 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants in connection with our IPO. This decrease was offset by increases of $3.8 million in legal-related and acquisition expenses and $2.4 million in non-income based taxes.

Interest income (expense), net

Interest income (expense), net increased $4.9 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to an increase in interest income from our money market funds and short-term investments of $4.8 million.

Other income, net

Other income, net increased $0.8 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to an increase of $3.0 million of gains related to disposal of infrastructure assets, offset by a decrease of $1.8 million in sublease income.

Benefit from (provision for) income taxes

Provision for income taxes decreased $7.5 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to the tax benefit from our acquisition of HelloSign.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $359.2 million and short-term investments of $556.0 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. As of March 31, 2019, we had $143.3 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
Since our inception, we have financed our operations primarily through equity issuances, cash generated from our operations, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users.
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units, making principal payments on our finance lease obligations, and capital expenditures.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2019.
As of March 31, 2019, we had no amounts outstanding under the revolving credit facility and an aggregate of $68.9 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $656.1 million as of March 31, 2019.
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
Our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2019	2018

	(In millions)
Net cash provided by operating activities	$63.2	$61.8
Net cash used in investing activities	(173.3)	(193.1)
Net cash provided by (used in) used in financing activities	(51.0)	365.0
Effect of exchange rate changes on cash and cash equivalents	1.0	1.6
Net increase in cash and cash equivalents	$(160.1)	$235.3

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
For the three months ended March 31, 2019, net cash provided by operating activities was $63.2 million, which mostly consisted of our net loss of $7.7 million, adjusted for stock-based compensation expense of $55.6 million and depreciation and amortization expenses of $45.8 million, and net cash outflow of $30.0 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus during the three months ended March 31, 2019, partially offset by $13.8 million in reimbursements for tenant improvement allowances.
The increase in net cash provided by operating activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to a decrease in our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2019, net cash used in investing activities was $173.3 million, which primarily related to cash paid for our acquisition of HelloSign, net of cash acquired of $172.1 million and capital expenditures of $29.7 million related to our office and datacenter build-outs. These outflows were partially offset by inflows of $23.8 million related to proceeds from maturities and sales of short-term investments.
The increase in cash used in investing activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to the acquisition of HelloSign and an increase in capital expenditures for office and datacenter build-outs.
Financing activities
Net cash provided by (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and finance lease obligations for our infrastructure equipment.
For the three months ended March 31, 2019, net cash used for financing activities was $51.0 million, which primarily consisted of principal payments against finance lease obligations and payments for the satisfaction of tax withholding obligations for the release of restricted stock units.
The increase in cash used in financing activities during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to cash inflows from the proceeds from the completion of our IPO during the three months ended March 31, 2018.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and financing leases for datacenter equipment. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Judgments

There have been no changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and judgments disclosed in our Annual Report.  Additionally, common stock valuation is no longer a critical accounting policy or judgment for us in any of the periods presented as our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our Class A common stock as reported on the date of the grant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $359.2 million and short-term investments of $556.0 million as of March 31, 2019. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of March 31, 2019, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2019, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the three months ended March 31, 2019, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded immaterial net foreign currency transaction gains in the three months ended March 31, 2019 and $0.7 in net foreign currency transaction gains in the three months ended March 31, 2018. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2019 and 2018.
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

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, or the perception that competitive products provide better or less expensive options. In addition, some paying users downgrade or do not renew their subscriptions.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2019, we served over 500 million registered users but only 13.2 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 13.2 million as of March 31, 2019. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:

•	our ability to retain and upgrade paying users;

•	our ability to attract new paying users and convert registered to paying users;

•	the timing of expenses and recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into operating and finance leases;

•	the timing of expenses related to acquisitions;

•	any large indemnification payments to our users or other third parties;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new product feature and service introductions by us or our competitors;

•	network outages or actual or perceived security breaches;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	changes in laws and regulations that impact our business; and

•	general economic and market conditions.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. Additionally, California recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have proposed amendments to this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

We also utilize hardware purchased or leased and software and services licensed from third parties on our platform. Any defects in, or unavailability of, our or third-party software, services, or hardware that cause interruptions to the availability of our services, loss of data, or performance issues could, among other things:

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

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the first fiscal quarter of 2019 we acquired Hellosign, an e-signature and document workflow platform, to expand our content collaboration capabilities to include additional business critical workflows. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill. We review goodwill for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to record impairment charges based this assessment, which could adversely affect our results of operations.

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

We finance a significant portion of our expenditures through leasing arrangements and we may enter into additional similar arrangements in the future. As of December 31, 2018, we had an aggregate of $1,394.9 million of commitments to settle contractual obligations. In particular, we have entered into leasing arrangements for our operating leases and we have used these types of arrangements to finance some of our equipment and datacenters. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 86.6% of the voting power of our capital stock, with our Co-Founders holding approximately 55.3% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 1.0% of the voting power of our capital stock as of March 31, 2019). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

As of March 31, 2019, we had 238,878,368 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

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

DROPBOX, INC.

Date:	May 10, 2019	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2019	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2019	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)