Form 10-Q/A
period 2019-03-31
DROPBOX, INC.
filed 2019-05-20
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of May 6, 2019, there were 227,146,748 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 184,032,102 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Dropbox, Inc. for the quarter ended March 31, 2019, originally filed on May 10, 2019 (the "Original Form 10-Q"), is being filed solely to correct an administrative error in the number of Class B common shares outstanding as of May 6, 2019 shown on the cover page. The correct number of Class B common shares outstanding as of such date is 184,032,102.

This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. No other changes have been made to the Original Form 10-Q.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

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

DROPBOX, INC.

Date:	May 20, 2019	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)