Form 10-Q
period 2019-06-30
DROPBOX, INC.
filed 2019-08-09
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or
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

As of August 5, 2019, there were 251,707,067 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 161,678,287 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$343.6	$519.3
Short-term investments	629.2	570.0
Trade and other receivables, net	37.6	28.6
Prepaid expenses and other current assets	57.3	92.3
Total current assets	1,067.7	1,210.2
Property and equipment, net	369.3	310.6
Operating lease right-of-use asset	575.7	—
Intangible assets, net	53.7	14.7
Goodwill	230.9	96.5
Other assets	67.6	62.1
Total assets	$2,364.9	$1,694.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31.8	$33.3
Accrued and other current liabilities	149.4	164.5
Accrued compensation and benefits	57.4	80.9
Operating lease liability	78.3	—
Finance lease obligation	68.9	73.8
Deferred revenue	517.3	485.0
Total current liabilities	903.1	837.5
Operating lease liability, non-current	601.4	—
Finance lease obligation, non-current	119.6	89.9
Other non-current liabilities(1)	10.6	89.9
Total liabilities	1,634.7	1,017.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,428.4	2,337.5
Accumulated deficit	(1,700.1)	(1,659.5)
Accumulated other comprehensive income (loss)	1.9	(1.2)
Total stockholders’ equity	730.2	676.8
Total liabilities and stockholders’ equity	$2,364.9	$1,694.1

(1) As of December 31, 2018 the Company had non-current deferred rent of $81.0 million. As of June 30, 2019, deferred rent is now included in the determination of the Company's operating lease right-of-use asset due to the adoption of ASC 842.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenue	$401.5	$339.2	$787.1	$655.5
Cost of revenue(1)(2)	102.9	89.5	201.3	210.1
Gross profit	298.6	249.7	585.8	445.4
Operating expenses(1)(2):
Research and development	162.4	119.7	312.4	498.2
Sales and marketing	107.3	87.4	208.8	244.4
General and administrative	62.9	49.8	119.9	175.9
Total operating expenses	332.6	256.9	641.1	918.5
Loss from operations	(34.0)	(7.2)	(55.3)	(473.1)
Interest income, net	3.2	2.0	6.9	0.8
Other income, net	10.0	2.2	14.2	5.6
Loss before income taxes	(20.8)	(3.0)	(34.2)	(466.7)
Benefit from (provision for) income taxes	(0.6)	(1.1)	5.1	(2.9)
Net loss	$(21.4)	$(4.1)	$(29.1)	$(469.6)
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.01)	$(0.07)	$(1.51)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	412.4	401.3	411.5	310.5

(1)	Includes stock-based compensation as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Cost of revenue	$4.7	$2.9	$7.7	$40.7
Research and development	37.7	27.9	68.2	310.8
Sales and marketing	8.8	7.9	15.9	80.3
General and administrative	16.9	16.4	31.9	109.8

(2)
During the six months ended June 30, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to two-tier restricted stock units upon the effectiveness of the registration statement for the Company's IPO. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Net loss	$(21.4)	$(4.1)	$(29.1)	$(469.6)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(0.3)	(3.6)	1.6	(2.1)
Change in net unrealized gains (losses) on short-term investments	0.4	(0.1)	1.5	(0.2)
Total other comprehensive income (loss), net of tax	$0.1	$(3.7)	$3.1	$(2.3)
Comprehensive loss	$(21.3)	$(7.8)	$(26.0)	$(471.9)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three months ended June 30, 2019						Three months ended June 30, 2018
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	411.4	—	2,377.8	(1,674.7)	1.8	704.9	395.0	$—	$2,104.9	$(1,600.4)	$5.6	$510.1
Release of restricted stock units	2.9	—	—		—	—	3.1	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	(1.0)	—	(18.6)	(4.0)	—	(22.6)	(1.2)	—	(20.2)	(14.9)	—	(35.1)
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	—	—	—	—	5.4	—	108.4	—	—	108.4
Exercise of stock options and awards	0.1	—	1.1	—	—	1.1	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	68.1	—	—	68.1	—	—	55.1	—	—	55.1
Other comprehensive income (loss)	—	—	—	—	0.1	0.1	—	—	—	—	(3.7)	(3.7)
Net loss	—	—	—	(21.4)		(21.4)	—	—	—	(4.1)		(4.1)
Balances at end of period	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2	402.3	$—	$2,248.4	$(1,619.4)	$1.9	$630.9

	Six Months Ended June 30, 2019						Six Months Ended June 30, 2018
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount	Shares	Amount
Balances at beginning of period	409.6	—	2,337.5	(1,659.5)	(1.2)	676.8	147.6	615.3	196.8	$—	$533.1	$(1,049.7)	$4.2	$102.9
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	1.0	—	1.0	—	—	—	—	—	—	—	—
Release of restricted stock units	5.5	—	—	—		—	—	—	33.7	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	(2.0)	—	(35.6)	(12.5)	—	(48.1)	—	—	(13.0)	—	(182.3)	(100.1)	—	(282.4)
Conversion of preferred stock to common stock in connection with initial public offering	—	—	—	—	—	—	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	—	—	—	—	—	—	37.0	—	739.7	—	—	739.7
Exercise of stock options and awards	0.3	—	2.0	—	—	2.0	—	—	0.2	—	1.0	—	—	1.0
Assumed stock options in connection with acquisition	—	—	0.8	—	—	0.8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	123.7	—	—	123.7	—	—	—	—	541.6	—	—	541.6
Other comprehensive income (loss)	—	—	—	—	3.1	3.1	—	—	—	—	—	—	(2.3)	(2.3)
Net loss	—	—	—	(29.1)	—	(29.1)	—	—	—	—	—	(469.6)	—	(469.6)
Balances at end of period	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2	—	$—	402.3	—	$2,248.4	$(1,619.4)	$1.9	$630.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2019	2018

Cash flow from operating activities
Net loss	$(29.1)	$(469.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91.9	75.9
Stock-based compensation	123.7	541.6
Net gains on equity investments	(7.4)	—
Amortization of deferred commissions	8.1	5.3
Other	(7.6)	(1.1)
Changes in operating assets and liabilities:
Trade and other receivables, net	(8.5)	(1.9)
Prepaid expenses and other current assets	(18.5)	(33.9)
Other assets	26.2	(17.5)
Accounts payable	(1.8)	(8.5)
Accrued and other current liabilities	10.5	44.5
Accrued compensation and benefits	(24.8)	(10.9)
Deferred revenue	28.0	46.4
Other non-current liabilities	(27.2)	3.4
Tenant improvement allowance reimbursement	28.5	—
Net cash provided by operating activities	192.0	173.7
Cash flow from investing activities
Capital expenditures	(63.4)	(19.6)
Business combinations, net of cash acquired	(171.6)	—
Purchases of short-term investments	(389.7)	(495.9)
Proceeds from sales of short-term investments	181.0	3.1
Proceeds from maturities of short-term investments	161.6	16.4
Other	11.6	(1.6)
Net cash used in investing activities	(270.5)	(497.6)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	—	746.6
Payments of deferred offering costs	—	(3.4)
Shares repurchased for tax withholdings on release of restricted stock	(48.1)	(282.4)
Proceeds from issuance of common stock, net of repurchases	2.0	1.0
Principal payments on finance lease obligations	(50.6)	(58.3)
Other	(0.7)	(4.1)
Net cash (used in) provided by financing activities	(97.4)	399.4
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Change in cash and cash equivalents	(175.7)	74.1
Cash and cash equivalents—beginning of period	519.3	430.0
Cash and cash equivalents—end of period	$343.6	$504.1

Supplemental cash flow data:
Property and equipment acquired under finance leases	$75.4	$44.2

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

During the first quarter of 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement for the Company's IPO, rather than six months following an IPO. As a result, the Company released 26.8 million shares of common stock underlying the two-tier RSUs for which the Performance Vesting Condition was satisfied and recorded $13.9 million in employer related payroll tax expenses associated with these same awards.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $0.5 million and $0.5 million during the three and six months ended June 30, 2019, respectively, and net foreign currency transaction losses of $1.1 million and $0.4 million during the three and six months ended June 30, 2018, respectively.

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

The Company recognized $233.9 million and $365.9 million of revenue during the three and six months ended June 30, 2019, respectively, and recognized $208.7 million and $313.0 million of revenue during the three and six months ended June 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2019, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $559.4 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The Company has granted the following types of RSUs under the Dropbox Equity Incentives Plans:

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

•
Two-tier RSUs, which had both a service-based vesting condition and a Performance Vesting Condition. The Performance Vesting Condition was satisfied on the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was in May 2015. The Company recognized compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

As of June 30, 2019 the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. One customer accounted for 41% of total trade and other receivables, net as of June 30, 2019. Two customers accounted for 14% and 23% of total trade and other receivables, net as of December 31, 2018. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as receivables resulting from tenant improvement allowances prior to the adoption of ASC 842. Non-trade receivables totaled $3.4 million and $46.2 million, as of June 30, 2019 and December 31, 2018, respectively, and are classified within

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $6.4 million and $13.7 million during the three and six months ended June 30, 2019, respectively, and $7.7 million and $17.5 million during the three and six months ended June 30, 2018, respectively.

Deferred commissions, net included in prepaid and other current assets were $17.3 million and $14.5 million as of June 30, 2019 and December 31, 2018, respectively. Deferred commissions, net included in other assets were $41.1 million and $38.3 million as of June 30, 2019 and December 31, 2018, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $4.2 million and $8.1 million for the three and six months ended June 30, 2019, respectively, and $2.9 million and $5.3 million for the three and six months ended June 30, 2018, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Equity investments
The Company holds an equity investment in a publicly traded company in which the Company does not have a controlling interest or significant influence. The investment is measured using quoted prices in its active market with changes recorded in other income (expense), net, in the condensed consolidated statement of operations. As of June 30, 2019, the Company's equity investment totaled $12.5 million included in other assets. The Company recognized net gains of $7.4 million related to changes in quoted prices in the investment’s active market during the three and six months ended June 30, 2019. The investment is classified as a level 1 investment within the fair value hierarchy.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Certain of the operating lease agreements contain rent concession, rent escalation, and option to renew provisions. Rent concession and rent escalation provisions are considered in determining the single lease cost to be recorded over the lease term. Single lease cost is recognized on a straight-line basis over the lease term commencing on the date the Company has the right to use the leased property. The lease terms may include options to extend or terminate the lease. The Company generally uses the base, non-cancelable, lease term when recognizing the lease assets and liabilities, unless it is reasonably certain that the option will be exercised.

In addition, certain of the Company’s operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentives and decrease the Company's right-of-use asset and reduce single lease cost over the lease term.

The Company leases certain equipment from various third parties, through equipment finance leases. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment and the related amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s condensed consolidated statements of operations. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments.

The Company’s finance lease agreements may contain lease and non-lease components. The non-lease components include payments for support on infrastructure equipment obtained via finance leases, which when not significant in relation to the overall agreement, are combined with the lease components and accounted for together as a single lease component.
Business combinations
The Company uses best estimates and assumptions, including but not limited to, future expected cash flows, expected asset lives, and discount rates, to assign a fair value to the tangible and intangible assets acquired and liabilities assumed in business combinations as of the acquisition date. These estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

Recently issued accounting pronouncements not yet adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in more timely recognition of credit losses. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2018-13 to have a significant impact on its disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2018-15.

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

The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. The adoption of the new standard resulted in the recording of operating ROU assets and lease liabilities of approximately $431.7 million and $502.4 million, respectively, as of January 1, 2019.

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

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2019 and December 31, 2018 consisted of the following:

	As of June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$110.2	$—	$—	$110.2
Cash equivalents:
Money market funds	211.1	—	—	211.1
Commercial paper	21.2	—	—	21.2
Corporate notes and obligations	1.1	—	—	1.1
Total cash and cash equivalents	$343.6	$—	$—	$343.6
Investments
Corporate notes and obligations	288.6	1.4	—	290.0
U.S. Treasury securities	195.3	0.2	(0.1)	195.4
Commercial Paper	50.5	—	—	50.5
U.S. agency obligations	47.9	—	—	47.9
Certificates of deposit	45.4	—	—	45.4
Total short-term investments	627.7	1.6	(0.1)	629.2
Total	$971.3	$1.6	$(0.1)	$972.8

	As of December 31, 2018
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$103.0	$—	$—	$103.0
Cash equivalents
Money market funds	355.5	—	—	355.5
U.S. Treasury securities	33.4	—	—	$33.4
Commercial paper	27.4	—	—	27.4
Total cash and cash equivalents	$519.3	$—	$—	$519.3
Short-term investments
Corporate notes and obligations	269.6	0.1	(0.5)	269.2
U.S. Treasury securities	176.0	—	(0.1)	175.9
Certificates of deposit	70.6	—	—	70.6
U.S. agency obligations	37.1	—	—	37.1
Commercial paper	17.2	—	—	17.2
Total short-term investments	570.5	0.1	(0.6)	570.0
Total	$1,089.8	$0.1	$(0.6)	$1,089.3

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $17.5 million and $11.9 million as of June 30, 2019 and December 31, 2018, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2019 and December 31, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2019:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of June 30, 2019
	Amortized cost	Estimated fair value

Due within one year	$348.8	$349.2
Due between one to three years	278.9	280.0
Total	$627.7	$629.2

The Company had 25 short-term investments in unrealized loss positions as of June 30, 2019. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of June 30, 2019.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $5.6 million and $11.8 million during the three and six months ended June 30, 2019, respectively, and $4.3 million and $5.8 during the three and six months ended June 30, 2018, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$211.1	$—	$—	$211.1
Commercial paper	—	21.2	—	21.2
Corporate notes and obligations	—	1.1	—	1.1
Total cash equivalents	$211.1	$22.3	$—	$233.4
Short-term investments
Corporate notes and obligations	—	290.0	—	290
U.S. Treasury securities	—	195.5	—	195.5
Commercial paper	—	50.4	—	50.4
U.S. agency obligations	—	47.9	—	47.9
Certificates of deposit	—	45.4	—	45.4
Total short-term investments	—	629.2	—	629.2
Equity investments	12.5	—	—	12.5
Total	$223.6	$651.5	$—	$875.1

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$355.5	$—	$—	$355.5
U.S. Treasury securities	—	33.4	—	33.4
Commercial paper	—	27.4	—	27.4
Total cash equivalents	$355.5	$60.8	—	$416.3
Short-term investments
Corporate notes and obligations	—	269.2	—	269.2
U.S. Treasury securities	—	175.9	—	175.9
Certificates of deposit	—	70.6	—	70.6
U.S agency obligations	—	37.1	—	37.1
Commercial paper	—	17.2	—	17.2
Total short-term investments	—	570.0	—	570.0
Total	$355.5	$630.8	$—	$986.3

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2019	December 31, 2018

Datacenter and other computer equipment	$698.8	$667.4
Furniture and fixtures	24.9	23.8
Leasehold improvements	154.0	150.5
Construction in process	99.5	32.8
Total property and equipment	977.2	874.5
Accumulated depreciation and amortization	(607.9)	(563.9)
Property and equipment, net	$369.3	$310.6

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2019 and December 31, 2018, respectively included a total of $312.5 million and $362.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under finance leases totaled $142.6 million and $211.7 million as of June 30, 2019 and December 31, 2018, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Depreciation expense related to property and equipment was $42.3 million and $85.4 million for the three and six months ended June 30, 2019, respectively, and $38.0 million and $72.1 million for the three and six months ended June 30, 2018, respectively.

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

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$175.2
Transaction costs paid by Dropbox on behalf of HelloSign	2.4
Fair value of assumed HelloSign options attributable to pre-combination services (1)	0.8
Purchase price adjustments	(0.5)
Total purchase consideration	$177.9

(1) The fair value of options assumed were based upon the Black-Scholes option-pricing model.

In addition to the total purchase consideration above, the Company has compensation agreements with key HelloSign personnel consisting of $48.5 million in future cash payments subject to on-going employee service. The related expense will be recognized within research and development expenses over the required service period of three years, and the payments will begin in the first quarter of 2020 if the requisite service is provided.

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

Assets acquired:
Cash and cash equivalents	$5.5
Short-term investments	7.8
Acquisition-related intangible assets	44.6
Accounts receivable, prepaid and other assets	5.0
Total assets acquired	$62.9

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.3
Deferred revenue	4.8
Deferred tax liability	6.9
Total liabilities assumed	18.0
Net assets acquired, excluding goodwill	44.9
Total purchase consideration	177.9
Estimated goodwill (2)	$133.0

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

One-time acquisition-related diligence costs of $1.0 million were expensed within general and administrative expenses as incurred during the six months ended June 30, 2019.

Note 6.	Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years)
	2019	2018
Developed technology	$25.0	$47.0	4.6
Customer relationships	20.5	—	4.5
Software	20.0	19.2	2.0
Patents	13.0	13.0	7.8
Assembled workforce in asset acquisitions	12.6	12.6	1.5
Licenses	4.6	4.6	2.0
Trademarks and trade names	5.2	0.7	4.6
Other	3.3	3.3	5.9
Total intangibles	104.2	100.4
Accumulated amortization	(50.5)	(85.7)
Intangible assets, net	$53.7	$14.7
During the first quarter of 2019 the Company retired $41.7 million in fully amortized developed technology assets.
Amortization expense was $3.7 million and $6.5 million for the three and six months ended June 30, 2019, respectively, and $2.0 million and $3.8 million for the three and six months ended June 30, 2018, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of June 30, 2019, is as follows:

Remaining six months of Fiscal 2019	$7.1
2020	13.6
2021	11.3
2022	8.0
2023	7.7
Thereafter	6.0
Total	$53.7

Note 7.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2018	$96.5
HelloSign acquisition	133.0
Effect of foreign currency translation	1.4
Balance at June 30, 2019	$230.9

The goodwill acquired from HelloSign is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies.

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2019 and December 31, 2018.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2019 and December 31, 2018, respectively.

The Company had an aggregate of $67.8 million of letters of credit outstanding under the revolving credit facility as of June 30, 2019, and the Company’s total available borrowing capacity under the revolving credit facility was $657.2 million as of June 30, 2019. The Company’s letters of credit expire between July of 2019 and April of 2022.

Note 9.	Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 4 years.  Sublease income, which is recorded as a reduction of rental expense, was $1.6 million and $3.5 million three and six months ended June 30, 2019, respectively, and $3.1 million and $6.6 million for the three and six months ended June 30, 2018, respectively.

The components of single lease cost were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating lease cost (1)	$26.4	$21.1	$48.5	$43.0
Finance lease cost:
Amortization of assets under finance lease	20.5	22.4	42.2	44.1
Interest	2.3	1.9	4.5	3.8
Total finance lease cost	$22.8	$24.3	$46.7	$47.9

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

Six months ended June 30, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$46.6
Payments for finance leases included in cash from operating activities	$4.5
Payments for finance leases included in cash from financing activities	$50.6
Assets obtained in exchange for lease obligations:
Operating leases(2)	$177.6
Finance leases	$75.4

(2) Includes the impact of the Company taking initial possession of the second phase of it's new corporate headquarters in April of 2019 of $159.3 million.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of June 30, 2019

Weighted Average Remaining Lease Term (in years)
Operating leases	10.9
Finance leases	3.0

Weighted Average Discount Rate
Operating leases	4.4%
Finance leases	4.9%

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2019 (excluding the six months ended June 30, 2019)	$52.0	$43.2
2020	103.2	65.9
2021	93.4	50.7
2022	85.7	36.7
2023	69.2	6.1
Thereafter	540.3	—
Total future minimum lease payments	943.8	202.6
Less imputed interest	(229.7)	(14.1)
Less tenant improvement receivables	(34.4)	—
Total liability	$679.7	$188.5

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of June 30, 2019, the Company is entitled to non-cancelable rent payments from its sub-tenants of $38.1 million, which will be collected over the next 4 years.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. The Company expects to start making recurring rental payments under the lease in the third quarter of 2019. The Company's total expected minimum obligations for all three phases of the lease are $841.9 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.  In the six months ended June 30, 2019, the Company collected tenant improvement reimbursements from the landlord totaling $28.5 million. The Company plans to relocate from its current corporate headquarters to its new corporate headquarters in the third quarter of 2019.

As of June 30, 2019, the Company had commitments of $250.1 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability.  These operating leases will commence between 2019 and 2021 with lease terms of 4 years to 15 years.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 10.	Commitments and Contingencies

Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

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

Note 11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2019	December 31, 2018

Non-income taxes payable	$87.9	$75.7
Accrued legal and other external fees	30.9	28.1
Deferred rent	—	41.0
Other accrued and current liabilities	30.6	19.7
Total accrued and other current liabilities	$149.4	$164.5

The decrease in deferred rent from December 31, 2018 is due to the Company's adoption of ASC 842 on January 1, 2019 using the modified retrospective approach. As of June 30, 2019, deferred rent reduces the Company's operating right-of-use asset. See Note 9 "Leases" for additional discussion.

Note 12.	Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. During the three and six months ended June 30, 2019, holders of 25.9 million and 37.7 million shares of Class B common stock voluntarily converted into an equivalent number of shares of Class A common stock, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of June 30, 2019, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of June 30, 2019, 251.6 million shares of Class A common stock, 161.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2018, 211.0 million shares of Class A common stock, 198.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2019 and December 31, 2018 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

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

In connection with the acquisition of HelloSign, the Company assumed unvested stock options that had been granted under HelloSign's 2011 Equity Incentive Plan.

As of June 30, 2019, there were 32.3 million stock-based awards issued and outstanding and 70.3 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2019:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2018	57.1	1.3	$14.68	5.0	$9.1	25.0	$18.68
Additional shares authorized	21.2	—	—			—	—
Stock options assumed	0.9	0.9	6.02			—	—
Options exercised and RSUs released	—	(0.3)	7.21			(5.5)	18.43
Options and RSUs canceled	3.5	(0.1)	20.07			(3.4)	18.16
Shares repurchased for tax withholdings on release of restricted stock	2.0	—	—			—	18.38
Restricted stock and options granted	(14.4)	0.2	22.63			14.2	22.34
Balance at June 30, 2019	70.3	2.0	$12.41	5.8	$25.1	30.3	$20.51
Vested at June 30, 2019		1.2	$16.72	5.8	$9.8	—	$—
Unvested at June 30, 2019		0.8	$6.16		$15.3	30.3	$20.51

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Intrinsic value of options exercised	$1.4	$0.3	$4.5	$2.0

As of June 30, 2019, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $599.2 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 3.0 years as of June 30, 2019.

The total fair value of released RSUs, as of their respective vesting dates, were $63.5 million and $131.4 million during the three and six months ended June 30, 2019, respectively, and $92.0 million and $735.3 million during the three and six months ended June 30, 2018, respectively.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized stock-based compensation expense related to the Co-Founder Grants of $8.7 million and $17.3 million during the three and six months ended June 30, 2019, respectively, and $8.7 million and $19.3 million during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, unamortized stock-based compensation expense related to the Co-Founder Grants was $101.9 million.

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and six months ended June 30, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the three and six months ended June 30, 2019:

	Three months ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(12.0)	$(9.4)	$(0.8)	$(3.3)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	231.1	181.3	78.6	322.7
Net loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.01)	$(0.01)

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six months ended June 30,
	2019		2018
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(15.8)	$(13.3)	$(70.6)	$(399.0)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	223.2	188.3	46.7	263.8
Net loss per common share, basic and diluted	$(0.07)	$(0.07)	$(1.51)	$(1.51)

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Restricted stock units	31.3	32.1	28.0	42.8
Options to purchase shares of common stock	2.1	4.8	1.9	4.9
Co-Founder Grants	14.7	14.7	14.7	14.7
Total	48.1	51.6	44.6	62.4

Note 14.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax was an expense of $0.6 million and a benefit of $5.1 million for the three and six months ended June 30, 2019, and an expense of $1.1 million and $2.9 million for the three and six months ended June 30, 2018.

The income tax benefit for the six months ended June 30, 2019 was primarily attributable to the tax benefit from the acquisition of HelloSign.

During the six months ended June 30, 2019, the Company recorded a deferred tax liability of $6.9 million to reflect the tax effect of the assets and liabilities recorded in the acquisition of HelloSign. As a result of the acquisition of HelloSign, the Company recorded a one-time benefit of $6.9 million to recognize previously unrecognized deferred tax assets, which are now more-likely-than-not to be realized as a result of the net deferred tax liability recorded in the transaction. For further discussion of the HelloSign acquisition, see Note 5 "Business Combinations".

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $7.3 million for the six months ended June 30, 2019, of which $1.0 million, if recognized, would affect the Company's effective tax rate.

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

There were no contributions to the Foundation during the three and six months ended June 30, 2019 and 2018, respectively.

Note 16.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2019	December 31, 2018

United States	$354.3	$293.6
International(1)	15.0	17.0
Total property and equipment, net	$369.3	$310.6

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2019 and December 31, 2018.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

United States	$205.5	$172.4	$402.6	$334.0
International(1)	196.0	166.8	384.5	321.5
Total revenue	$401.5	$339.2	$787.1	$655.5

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2019 and 2018.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 13.6 million paying users.

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

The below table sets forth the number of paying users as of June 30, 2019, December 31, 2018, and June 30, 2018.

	As of
	June 30, 2019	December 31, 2018	June 30, 2018

	(In millions)
Paying users	13.6	12.7	11.9

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

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During 2018 and early 2019, almost all of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018.

The below table sets forth our ARPU for the three and six months ended June 30, 2019 and 2018.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

ARPU	$120.48	$116.66	$120.83	$115.80

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

Our FCF decreased for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to higher capital expenditures related to our office and datacenter build-outs and an increase in our annual bonus payout. The decrease was partially offset by an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six months ended June 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	$192.0	$173.7
Capital expenditures	(63.4)	(19.6)
Free cash flow	$128.6	$154.1

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

Other income (expense), net
Other income (expense), net consists of other non-operating gains or losses, including those related to equity investments, lease arrangements, which include sublease income, foreign currency transaction gains and losses, and realized gains and losses related to our short-term investments.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(In millions)
Revenue	$401.5	$339.2	$787.1	$655.5
Cost of revenue(1)	102.9	89.5	201.3	210.1
Gross profit	298.6	249.7	585.8	445.4
Operating expenses(1):
Research and development	162.4	119.7	312.4	498.2
Sales and marketing	107.3	87.4	208.8	244.4
General and administrative	62.9	49.8	119.9	175.9
Total operating expenses	332.6	256.9	641.1	918.5
Loss from operations	(34.0)	(7.2)	(55.3)	(473.1)
Interest income, net	3.2	2.0	6.9	0.8
Other income, net	10.0	2.2	14.2	5.6
Loss before income taxes	(20.8)	(3.0)	(34.2)	(466.7)
Benefit from (provision for) income taxes	(0.6)	(1.1)	5.1	(2.9)
Net loss	$(21.4)	$(4.1)	$(29.1)	$(469.6)

(1)	Includes stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(In millions)
Cost of revenue	$4.7	$2.9	$7.7	$40.7
Research and development	37.7	27.9	68.2	310.8
Sales and marketing	8.8	7.9	15.9	80.3
General and administrative	16.9	16.4	31.9	109.8
Total stock-based compensation(2)	$68.1	$55.1	$123.7	$541.6

(2)
Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. As a result, during the six months ended June 30, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	26	26	26	32
Gross profit	74	74	74	68
Operating expenses(1):			—	—
Research and development	40	35	40	76
Sales and marketing	27	26	27	37
General and administrative	16	15	15	27
Total operating expenses	83	76	81	140
Loss from operations	(8)	(2)	(7)	(72)
Interest income, net	1	1	1	—
Other income, net	2	1	2	1
Loss before income taxes	(5)	(1)	(4)	(71)
Benefit from (provision for) income taxes	—	—	1	—
Net loss	(5)%	(1)%	(4)%	(72)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

	(As a % of revenue)
Cost of revenue	1%	1%	1%	6%
Research and development	9	8	9	47
Sales and marketing	2	2	2	12
General and administrative	4	5	4	17
Total stock-based compensation	17%	16%	16%	83%

Comparison of the three months ended June 30, 2019 and 2018
Revenue

	Three months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$401.5	$339.2	$62.3	18%

Revenue increased $62.3 million or 18% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily due to a 14% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices throughout 2018 and early 2019, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Three months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$102.9	$89.5	$13.4	15%
Gross profit	298.6	249.7	48.9	20%
Gross margin	74%	74%

Cost of revenue increased $13.4 million or 15% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increases in employee-related costs of $5.5 million due to headcount growth, $3.8 million in infrastructure costs, and $3.3 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters.
Our gross margin remained flat during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, primarily due to an 18% increase in revenue during the period, which was offset by an increase in our cost of revenue described above.

Research and development

	Three months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$162.4	$119.7	$42.7	36%

Research and development expenses increased $42.7 million or 36% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increases of $28.5 million in employee-related costs due to headcount growth and $11.5 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters.

Sales and marketing

	Three months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$107.3	$87.4	$19.9	23%

Sales and marketing expenses increased $19.9 million or 23% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increases of $8.5 million in employee-related costs due to headcount growth and $5.9 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters. Additionally, sales and marketing expenses increased due to $1.4 million in amortization of acquired intangible assets and an increase in app store fees due to increased sales.

General and administrative

	Three months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$62.9	$49.8	$13.1	26%

General and administrative expenses increased $13.1 million or 26% during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to increases of $5.2 million in non-income based taxes, $4.7 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters, and $3.4 million in legal-related expenses.

Interest income, net

Interest income, net increased $1.2 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to an increase in interest income from our money market funds and short-term investments.

Other income, net

Other income, net increased $7.8 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to $7.4 million in gains related to an equity investment.

Benefit from (provision for) income taxes

Provision for income taxes decreased $0.5 million during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, primarily due to a decrease in foreign taxes.

Comparison of the six months ended June 30, 2019 and 2018
Revenue

	Six months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$787.1	$655.5	$131.6	20%

Revenue increased $131.6 million or 20% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily due to a 14% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices throughout 2018 and early 2019, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Six months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$201.3	$210.1	$(8.8)	(4)%
Gross profit	585.8	445.4	140.4	32%
Gross margin	74%	68%

Cost of revenue decreased $8.8 million or 4% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease of $33.0 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $10.5 million in infrastructure costs, $5.3 million in employee related costs due to headcount growth, $5.1 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters, and $2.0 million in credit card transaction fees due to higher sales and professional fees for user support.
Our gross margin increased 6% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to a decrease in our cost of revenue primarily due to a decrease in stock-based compensation described above and a 20% increase in our revenue during the period.

Research and development

	Six months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$312.4	$498.2	$(185.8)	(37)%

Research and development expenses decreased $185.8 million or 37% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease of $242.6 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $29.0 million in employee-related costs due to headcount growth and $21.2 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters.

Sales and marketing

	Six months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$208.8	$244.4	$(35.6)	(15)%

Sales and marketing expenses decreased $35.6 million or 15% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease of $64.4 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $12.4 million in employee-related costs due to headcount growth and $10.6 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters.

General and administrative

	Six months ended June 30,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$119.9	$175.9	$(56.0)	(32)%

General and administrative expenses decreased $56.0 million or 32% during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to a decrease of $77.9 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants in connection with our IPO. This decrease was offset by increases of $8.4 million in allocated overhead, which includes facilities related costs for both our current and future corporate headquarters, $7.6 million in non-income based taxes, and $7.2 million in legal-related and acquisition expenses.

Interest income, net

Interest income, net increased $6.1 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to an increase in interest income from our money market funds and short-term investments.

Other income, net

Other income, net increased $8.6 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to $7.4 million in gains related to an equity investment.

Benefit from (provision for) income taxes

Provision for income taxes decreased $8.0 million during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, primarily due to the tax benefit from our acquisition of HelloSign.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $343.6 million and short-term investments of $629.2 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. As of June 30, 2019, we had $162.1 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2019.
As of June 30, 2019, we had no amounts outstanding under the revolving credit facility and an aggregate of $67.8 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $657.2 million as of June 30, 2019.
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
Our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	$192.0	$173.7
Net cash used in investing activities	(270.5)	(497.6)
Net cash (used in) provided by financing activities	(97.4)	399.4
Effect of exchange rate changes on cash and cash equivalents	0.2	(1.4)
Net (decrease) increase in cash and cash equivalents	$(175.7)	$74.1

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
For the six months ended June 30, 2019, net cash provided by operating activities was $192.0 million, which mostly consisted of our net loss of $29.1 million, adjusted for stock-based compensation expense of $123.7 million and depreciation and amortization expenses of $91.9 million, and net cash inflow of $12.4 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase in deferred revenue of $28.0 million from increased subscription sales, as a majority of our paying users are invoiced in advance, and reimbursements for tenant improvement allowances of $28.5 million. These increases were partially offset by the payment of our corporate bonus during the six months ended June 30, 2019.
The increase in net cash provided by operating activities during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to a reduction in our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses, offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the six months ended June 30, 2019, net cash used in investing activities was $270.5 million, which primarily related to cash paid for our acquisition of HelloSign, net of cash acquired of $171.6 million, capital expenditures of $63.4 million related to our office and datacenter build-outs, and $47.1 million in investment activity, primarily related to purchases of short-term investments, net of sales and maturities.
The decrease in cash used in investing activities during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to increased purchases of short-term investments due to the receipt of our IPO proceeds during the six months ended June 30, 2018.
Financing activities
Net cash provided by (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and finance lease obligations for our infrastructure equipment.
For the six months ended June 30, 2019, net cash used for financing activities was $97.4 million, which primarily consisted of principal payments against finance lease obligations and payments for the satisfaction of tax withholding obligations for the release of restricted stock units.
The increase in cash used in financing activities during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to cash inflows from the proceeds from the completion of our IPO during the six months ended June 30, 2018.

Contractual Obligations

Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and finance leases for datacenter equipment. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Judgments

Except for the below, there have been no changes to our critical accounting policies and significant judgments as compared to the critical accounting policies and judgments disclosed in our Annual Report.  Additionally, common stock valuation is no longer a critical accounting policy or judgment for us in any of the periods presented as our Board of Directors determines the fair value of each share of underlying common stock based on the closing price of our Class A common stock as reported on the date of the grant.

Business combinations

Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $343.6 million and short-term investments of $629.2 million as of June 30, 2019. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, U.S. agency obligations, commercial paper, and certificates of deposits. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of June 30, 2019, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2019, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the six months ended June 30, 2019, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.5 million and $0.4 million in net foreign currency transaction losses in the six months ended June 30, 2019 and 2018, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2019 and 2018.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. For example, in April 2015, Synchronoss Technologies, Inc. ("Synchronoss"), a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California, and at summary judgment, the court resolved all claims in our favor. Synchronoss has filed a notice of appeal; we intend to vigorously oppose Synchronoss' basis for appeal. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2019, we served over 500 million registered users but only 13.6 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personally identifiable, confidential, or sensitive. We face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure, and networks. We anticipate that these threats will continue to grow in scope and complexity over time. For example, in 2016, we learned that an old set of Dropbox user credentials for approximately 68 million accounts was released. These credentials consisted of email addresses and passwords protected by cryptographic techniques known as hashing and salting. Hashing and salting can make it more difficult to obtain the original password but may not fully protect the original password from being obtained. We believe these Dropbox user credentials were obtained in 2012 and related to a security incident we disclosed to users. In response, we notified all existing users we believed to be affected and completed a password reset for anyone who had not updated their password since mid-2012. We have responded to this event by expanding our security team and data monitoring capabilities and continuing to work on features such as two-factor authentication to increase protection of user information. While we believe our corrective actions will reduce the likelihood of similar incidents occurring in the future, third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

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

Any unauthorized or inadvertent access to, or an actual or perceived security breach of, our systems, infrastructure, or networks could result in an actual or perceived loss of, or unauthorized access to, our data or our users’ content, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations, and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 13.6 million as of June 30, 2019. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. Additionally, California recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have amended this legislation, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

On June 11, 2018, the repeal of the Federal Communications Commission’s, or FCC, “net neutrality” rules took effect and returned to a “light-touch” regulatory framework. The prior rules were designed to ensure that all online content is treated the same by internet service providers and other companies that provide broadband services. Additionally, California and a number of other states are considering or have enacted legislation or executive actions that would regulate the conduct of broadband providers. We cannot predict whether the FCC order or state initiatives will be modified, overturned, or vacated by legal action of the court, federal legislation, or the FCC. With the repeal of net neutrality rules in effect, we could incur greater operating expenses, which could harm our results of operations. As the internet continues to experience growth in the number of users, frequency of use, and amount of data transmitted, the internet infrastructure that we and our users rely on may be unable to support the demands placed upon it. The failure of the internet infrastructure that we or our users rely on, even for a short period of time, could undermine our operations and harm our results of operations.

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

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act ("Tax Reform Act") was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. As we expand the scale of our international business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. For example, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. As the taxpayer has requested a rehearing before the full Ninth Circuit and may subsequently appeal any unfavorable decision to the Supreme Court, the timing and outcome of the decision is uncertain and could impact the amount of net operating loss carryforwards available to us in the future.

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

We finance a significant portion of our expenditures through leasing arrangements and we may enter into additional similar arrangements in the future. As of December 31, 2018, we had an aggregate of $1,394.9 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 86.0% of the voting power of our capital stock, with our Co-Founders holding approximately 61.6% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 0.7% of the voting power of our capital stock as of June 30, 2019). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

In addition, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Although we have since met the requirements to be included, and are now included, in an FTSE Russell index, our multi-class capital structure still makes us ineligible for inclusion in any of the above listed S&P indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these S&P indices will not be investing in our stock. It is as of yet unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from one or more of these indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

Because of the relatively small number of shares of our Class A common stock outstanding after our IPO and the number of shares of Class A common stock held by our founders as a result of their RSAs, which shares have full voting rights, our co-founders will have significant influence over any vote of the Class A common stock voting as a separate class.

As of June 30, 2019, we had 266,349,370 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

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

•	certain litigation against us may be required to be brought in Delaware;

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

DROPBOX, INC.

Date:	August 9, 2019	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2019	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2019	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)