Form 10-Q
period 2019-09-30
DROPBOX, INC.
filed 2019-11-08
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Dropbox, Inc.
1800 Owens Street
San Francisco, California 94158
(415) 857-6800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.00001 per share	DBX	The NASDAQ Stock Market LLC
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

As of November 4, 2019, there were 253,940,063 shares of the registrants’ Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,106,216 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 161,382,933 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2019	December 31, 2018

Assets
Current assets:
Cash and cash equivalents	$443.2	$519.3
Short-term investments	587.7	570.0
Trade and other receivables, net	38.4	28.6
Prepaid expenses and other current assets	64.3	92.3
Total current assets	1,133.6	1,210.2
Property and equipment, net	416.6	310.6
Operating lease right-of-use asset	581.7	—
Intangible assets, net	50.1	14.7
Goodwill	231.8	96.5
Other assets	72.8	62.1
Total assets	$2,486.6	$1,694.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31.3	$33.3
Accrued and other current liabilities	149.9	164.5
Accrued compensation and benefits	79.1	80.9
Operating lease liability	76.0	—
Finance lease obligation	70.9	73.8
Deferred revenue	541.1	485.0
Total current liabilities	948.3	837.5
Operating lease liability, non-current	626.2	—
Finance lease obligation, non-current	128.0	89.9
Other non-current liabilities(1)	21.5	89.9
Total liabilities	1,724.0	1,017.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,478.6	2,337.5
Accumulated deficit	(1,718.1)	(1,659.5)
Accumulated other comprehensive income (loss)	2.1	(1.2)
Total stockholders’ equity	762.6	676.8
Total liabilities and stockholders’ equity	$2,486.6	$1,694.1

(1) As of December 31, 2018 the Company had non-current deferred rent of $81.0 million. As of September 30, 2019, deferred rent is now included in the determination of the Company's operating lease right-of-use asset due to the adoption of ASC 842.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenue	$428.2	$360.3	$1,215.3	$1,015.8
Cost of revenue(1)(2)	104.8	90.2	306.1	300.3
Gross profit	323.4	270.1	909.2	715.5
Operating expenses(1)(2):
Research and development	172.8	133.2	485.2	631.4
Sales and marketing	108.2	95.0	317.0	339.4
General and administrative	61.0	50.8	180.9	226.7
Total operating expenses	342.0	279.0	983.1	1,197.5
Loss from operations	(18.6)	(8.9)	(73.9)	(482.0)
Interest income, net	3.0	2.4	9.9	3.2
Other income, net	0.2	0.5	14.4	6.1
Loss before income taxes	(15.4)	(6.0)	(49.6)	(472.7)
Benefit from (provision for) income taxes	(1.6)	0.2	3.5	(2.7)
Net loss	$(17.0)	$(5.8)	$(46.1)	$(475.4)
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.01)	$(0.11)	$(1.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	414.4	403.9	412.4	342.0

(1)	Includes stock-based compensation as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Cost of revenue	$4.1	$3.2	$11.8	$43.9
Research and development	38.9	28.2	107.1	339.0
Sales and marketing	7.7	8.1	23.6	88.4
General and administrative	17.5	15.5	49.4	125.3

(2)
During the nine months ended September 30, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to two-tier restricted stock units upon the effectiveness of the registration statement for the Company's IPO. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net loss	$(17.0)	$(5.8)	$(46.1)	$(475.4)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	1.6	(2.1)
Change in net unrealized gains (losses) on short-term investments	0.2	—	1.7	(0.2)
Total other comprehensive income (loss), net of tax	$0.2	$—	$3.3	$(2.3)
Comprehensive loss	$(16.8)	$(5.8)	$(42.8)	$(477.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three months ended September 30, 2019						Three months ended September 30, 2018
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2	402.3	$—	$2,248.4	$(1,619.4)	$1.9	$630.9
Release of restricted stock units	3.0	—	—		—	—	3.9	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	(1.1)	—	(18.0)	(1.0)	—	(19.0)	(1.5)	—	(26.1)	(18.2)	—	(44.3)
Exercise of stock options and awards	—	—	—	—	—	—	1.5	—	8.8	—	—	8.8
Stock-based compensation	—	—	68.2	—	—	68.2	—	—	53.9	—	—	53.9
Other comprehensive income	—	—	—	—	0.2	0.2	—	—	—	—	—	—
Net loss	—	—	—	(17.0)	—	(17.0)	—	—	—	(5.8)	—	(5.8)
Balances at end of period	415.3	$—	$2,478.6	$(1,718.1)	$2.1	$762.6	406.2	$—	$2,285.0	$(1,643.4)	$1.9	$643.5

	Nine Months Ended September 30, 2019						Nine Months Ended September 30, 2018
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount	Shares	Amount
Balances at beginning of period	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8	147.6	$615.3	196.8	$—	$533.1	$(1,049.7)	$4.2	$102.9
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	1.0	—	1.0	—	—	—	—	—	—	—	—
Release of restricted stock units	8.5	—	—	—		—	—	—	37.6	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	(3.1)	—	(53.6)	(13.5)	—	(67.1)	—	—	(14.5)	—	(208.4)	(118.3)	—	(326.7)
Conversion of preferred stock to common stock in connection with initial public offering	—	—	—	—	—	—	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	—	—	—	—	—	—	37.0	—	739.7	—	—	739.7
Exercise of stock options and awards	0.3	—	2.0	—	—	2.0	—	—	1.7	—	9.8	—	—	9.8
Assumed stock options in connection with acquisition	—	—	0.8	—	—	0.8	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	191.9	—	—	191.9	—	—	—	—	595.5	—	—	595.5
Other comprehensive income (loss)	—	—	—	—	3.3	3.3	—	—	—	—	—	—	(2.3)	(2.3)
Net loss	—	—	—	(46.1)	—	(46.1)	—	—	—	—	—	(475.4)	—	(475.4)
Balances at end of period	415.3	$—	$2,478.6	$(1,718.1)	$2.1	$762.6	—	$—	406.2	$—	$2,285.0	$(1,643.4)	$1.9	$643.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2019	2018

Cash flow from operating activities
Net loss	$(46.1)	$(475.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	132.5	121.6
Stock-based compensation	191.9	596.6
Net gains on equity investments	(5.7)	—
Amortization of deferred commissions	12.7	8.5
Other	(8.3)	(0.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	(9.5)	0.4
Prepaid expenses and other current assets	(26.1)	(47.3)
Other assets	41.8	(10.4)
Accounts payable	(2.4)	(3.9)
Accrued and other current liabilities	9.5	40.6
Accrued compensation and benefits	(3.1)	7.2
Deferred revenue	54.7	60.8
Other non-current liabilities	(45.6)	3.9
Tenant improvement allowance reimbursement	45.4	—
Net cash provided by operating activities	341.7	301.7
Cash flow from investing activities
Capital expenditures	(110.6)	(27.6)
Business combinations, net of cash acquired	(171.6)	—
Purchases of short-term investments	(582.7)	(664.3)
Proceeds from sales of short-term investments	341.0	61.6
Proceeds from maturities of short-term investments	236.7	101.9
Other	8.4	(0.6)
Net cash used in investing activities	(278.8)	(529.0)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	—	746.6
Payments of deferred offering costs	—	(4.5)
Shares repurchased for tax withholdings on release of restricted stock	(67.1)	(326.7)
Proceeds from issuance of common stock, net of repurchases	2.0	9.8
Principal payments on finance lease obligations	(71.8)	(84.1)
Other	(0.4)	(6.1)
Net cash (used in) provided by financing activities	(137.3)	335.0
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.5)
Change in cash and cash equivalents	(76.1)	106.2
Cash and cash equivalents - beginning of period	519.3	430.0
Cash and cash equivalents - end of period	$443.2	$536.2

Supplemental cash flow data:
Property and equipment acquired under finance leases	$107.0	$72.7

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $0.6 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, and net foreign currency transaction losses of $1.0 million and $1.4 million during the three and nine months ended September 30, 2018, respectively.

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

The Company recognized $241.3 million and $452.9 million of revenue during the three and nine months ended September 30, 2019, respectively, and recognized $213.2 million and $390.1 million of revenue during the three and nine months ended September 30, 2018, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2019, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $588.7 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The Company has granted the following types of RSUs under the Dropbox Equity Incentives Plans:

•
One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company began granting one-tier RSUs under its 2008 Plan in August 2015, and it continues to grant one-tier RSUs under its 2018 Plan. The Company recognizes compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

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

As of September 30, 2019, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Interest income is reported within interest income, net in the condensed consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the condensed consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the condensed consolidated statements of operations.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two customers accounted for 12% and 45% of total trade and other receivables, net as of September 30, 2019. Two customers accounted for 14% and 23% of total trade and other receivables, net as of December 31, 2018. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Non-trade receivables

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as receivables resulting from tenant improvement allowances prior to the adoption of ASC 842. Non-trade receivables totaled $14.0 million and $46.2 million, as of September 30, 2019 and December 31, 2018, respectively, and are classified within prepaid expenses and other current assets and other assets in the accompanying condensed consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.4 million and $21.1 million during the three and nine months ended September 30, 2019, respectively, and $7.4 million and $24.9 million during the three and nine months ended September 30, 2018, respectively.

Deferred commissions, net included in prepaid and other current assets were $18.7 million and $14.5 million as of September 30, 2019 and December 31, 2018, respectively. Deferred commissions, net included in other assets were $42.5 million and $38.3 million as of September 30, 2019 and December 31, 2018, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $4.6 million and $12.7 million for the three and nine months ended September 30, 2019, respectively, and $3.2 million and $8.5 million for the three and nine months ended September 30, 2018, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Equity investments
The Company holds an equity investment in a publicly traded company in which the Company does not have a controlling interest or significant influence. The investment is measured using quoted prices in its active market with changes recorded in other income, net, in the condensed consolidated statement of operations. As of September 30, 2019, the Company's equity investment totaled $10.7 million and is included in other assets in the condensed consolidated balance sheet. The Company recognized net losses of $1.7 million and net gains of $5.7 million related to changes in quoted prices in the investment’s active market during the three and nine months ended September 30, 2019, respectively. The investment is classified as a level 1 investment within the fair value hierarchy.

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

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2019 and December 31, 2018 consisted of the following:

	As of September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$102.0	$—	$—	$102.0
Cash equivalents:
Money market funds	333.2	—	—	333.2
U.S. Treasury securities	7.0	—	—	7.0
Asset-backed securities	1.0	—	—	1.0
Total cash and cash equivalents	$443.2	$—	$—	$443.2
Short-term investments
Corporate notes and obligations	258.5	1.4	—	259.9
U.S. Treasury securities	176.1	0.3	(0.1)	176.3
Certificates of deposit	44.9	—	—	44.9
Asset-backed securities	44.8	—	(0.1)	44.7
Commercial Paper	34.4	—	—	34.4
U.S. agency obligations	25.1	—	—	25.1
Municipal securities	2.4	—	—	2.4
Total short-term investments	586.2	1.7	(0.2)	587.7
Total	$1,029.4	$1.7	$(0.2)	$1,030.9

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $16.6 million and $11.9 million as of September 30, 2019 and December 31, 2018, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2019 and December 31, 2018.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2019:

	As of September 30, 2019
	Amortized cost	Estimated fair value

Due within one year	$261.5	$261.9
Due between one to three years	324.7	325.8
Total	$586.2	$587.7

The Company had 65 short-term investments in unrealized loss positions as of September 30, 2019. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of September 30, 2019.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $5.7 million and $17.5 million during the three and nine months ended September 30, 2019, respectively, and $5.0 million and $10.8 during the three and nine months ended September 30, 2018, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$333.2	$—	$—	$333.2
U.S. Treasury securities	—	7.0	—	7.0
Asset-backed securities	—	1.0	—	1.0
Total cash equivalents	$333.2	$8.0	$—	$341.2
Short-term investments
Corporate notes and obligations	—	259.9	—	259.9
U.S. Treasury securities	—	176.3	—	176.3
Certificates of deposit	—	44.9	—	44.9
Asset-backed securities	—	44.7	—	44.7
Commercial paper	—	34.4	—	34.4
U.S. agency obligations	—	25.1	—	25.1
Municipal securities	—	2.4	—	2.4
Total short-term investments	—	587.7	—	587.7
Equity investments	10.7	—	—	10.7
Total	$343.9	$595.7	$—	$939.6

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$355.5	$—	$—	$355.5
U.S. Treasury securities	—	33.4	—	33.4
Commercial paper	—	27.4	—	27.4
Total cash equivalents	$355.5	$60.8	—	$416.3
Short-term investments
Corporate notes and obligations	—	269.2	—	269.2
U.S. Treasury securities	—	175.9	—	175.9
Certificates of deposit	—	70.6	—	70.6
U.S agency obligations	—	37.1	—	37.1
Commercial paper	—	17.2	—	17.2
Total short-term investments	—	570.0	—	570.0
Total	$355.5	$630.8	$—	$986.3

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

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2019	December 31, 2018

Datacenter and other computer equipment	$741.9	$667.4
Furniture and fixtures	34.6	23.8
Leasehold improvements	203.6	150.5
Construction in process	19.7	32.8
Total property and equipment	999.8	874.5
Accumulated depreciation and amortization	(583.2)	(563.9)
Property and equipment, net	$416.6	$310.6

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2019 and December 31, 2018, respectively included a total of $299.1 million and $362.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under finance leases totaled $117.6 million and $211.7 million as of September 30, 2019 and December 31, 2018, respectively.

Construction in process includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

In the third quarter of 2019, the Company relocated from its former corporate headquarters to its new corporate headquarters. During the third quarter, the Company completed recognizing depreciation expense on assets related to its former headquarters, and commenced depreciation expense related to assets for its new corporate headquarters.

Depreciation expense related to property and equipment was $37.1 million and $122.5 million for the three and nine months ended September 30, 2019, respectively, and $43.3 million and $115.4 million for the three and nine months ended September 30, 2018, respectively.

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

One-time acquisition-related diligence costs of $1.0 million were expensed within general and administrative expenses as incurred during the nine months ended September 30, 2019.

Note 6.	Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years)
	2019	2018
Developed technology	$25.0	$47.0	4.4
Customer relationships	20.5	—	4.3
Software	20.0	19.2	1.8
Patents	13.0	13.0	7.7
Assembled workforce in asset acquisitions	12.6	12.6	1.3
Licenses	4.6	4.6	1.8
Trademarks and trade names	5.2	0.7	4.4
Other	3.3	3.3	5.8
Total intangibles	104.2	100.4
Accumulated amortization	(54.1)	(85.7)
Intangible assets, net	$50.1	$14.7

During the first quarter of 2019 the Company retired $41.7 million in fully amortized developed technology assets.
Amortization expense was $3.6 million and $10.1 million for the three and nine months ended September 30, 2019, respectively, and $1.5 million and $4.7 million for the three and nine months ended September 30, 2018, respectively.

Expected future amortization expense for intangible assets as of September 30, 2019, is as follows:

Remaining three months of Fiscal 2019	$3.6
2020	13.6
2021	11.3
2022	8.0
2023	7.7
Thereafter	5.9
Total	$50.1

Note 7.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Balance at December 31, 2018	$96.5
HelloSign acquisition	133.0
Effect of foreign currency translation	2.3
Balance at September 30, 2019	$231.8

The goodwill acquired from HelloSign is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies.

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2019 and December 31, 2018.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2019 and December 31, 2018, respectively.

The Company had an aggregate of $60.0 million of letters of credit outstanding under the revolving credit facility as of September 30, 2019, and the Company’s total available borrowing capacity under the revolving credit facility was $665.0 million as of September 30, 2019. The Company’s letters of credit expire between October 2019 and April of 2022.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 1 year to 4 years.  Sublease income, which is recorded as a reduction of rental expense, was $1.8 million and $5.3 million for the three and nine months ended September 30, 2019, respectively, and $2.8 million and $9.4 million for the three and nine months ended September 30, 2018, respectively.

The components of single lease cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating lease cost (1)	$27.4	$21.4	$75.9	$64.4
Finance lease cost:
Amortization of assets under finance lease	18.2	21.9	60.4	66.0
Interest	2.3	2.1	6.8	5.9
Total finance lease cost	$20.5	$24.0	$67.2	$71.9

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

Nine months ended September 30, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	74.6
Payments for finance leases included in cash from operating activities	6.8
Payments for finance leases included in cash from financing activities	71.8
Assets obtained in exchange for lease obligations:
Operating leases(2)	202.0
Finance leases	107.0

(2) Includes the impact of the Company taking initial possession of the second phase of its new corporate headquarters in April of 2019 of $159.3 million.

As of September 30, 2019

Weighted Average Remaining Lease Term (in years)
Operating leases	10.8
Finance leases	3.0

Weighted Average Discount Rate
Operating leases	4.4%
Finance leases	4.6%

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Year ending December 31,	Operating leases(1)	Finance leases
2019 (excluding the nine months ended September 30, 2019)	$26.9	$22.8
2020	107.7	74.3
2021	96.5	59.1
2022	86.3	45.1
2023	69.7	11.6
Thereafter	545.6	—
Total future minimum lease payments	932.7	212.9
Less imputed interest	(213.1)	(14.0)
Less tenant improvement receivables	(17.4)	—
Total liability	$702.2	$198.9

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of September 30, 2019, the Company is entitled to non-cancelable rent payments from its sub-tenants of $38.3 million, which will be collected over the next 1 to 4 years.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. The Company's total expected minimum obligations for all three phases of the lease are $838.9 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.  In the nine months ended September 30, 2019, the Company collected tenant improvement reimbursements from the landlord totaling $45.4 million.

In the third quarter of 2019, the Company relocated from its former corporate headquarters to its new corporate headquarters and began to make recurring rental payments for its new corporate headquarters.

As of September 30, 2019, the Company had commitments of $220.2 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability.  These operating leases will commence between 2019 and 2021 with lease terms of 4 years to 14 years.

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

Note 11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2019	December 31, 2018

Non-income taxes payable	$88.3	$75.7
Accrued legal and other external fees	28.9	28.1
Deferred rent	—	41.0
Other accrued and current liabilities	32.7	19.7
Total accrued and other current liabilities	$149.9	$164.5

The decrease in deferred rent from December 31, 2018 is due to the Company's adoption of ASC 842 on January 1, 2019 using the modified retrospective approach. As of September 30, 2019, deferred rent reduces the Company's operating right-of-use asset. See Note 9 "Leases" for additional discussion.

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
Holders of Class B common stock voluntarily converted 0.7 million and 38.4 million shares into an equivalent number shares of Class A common stock during the three and nine months ended September 30, 2019, respectively, and 61.3 million during the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of September 30, 2019, 253.9 million shares of Class A common stock, 161.4 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2018, 211.0 million shares of Class A common stock, 198.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2019 and December 31, 2018 exclude 14.7 million unvested restricted stock awards granted to the Company’s co-founders. See "Co-Founder Grants" section below for further details.

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

As of September 30, 2019, there were 31.3 million stock-based awards issued and outstanding and 69.4 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2019:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2018	57.1	1.3	$14.68	5.0	$9.1	25.0	$18.68
Additional shares authorized	21.2	—	—			—	—
Stock options assumed	0.9	0.9	6.02			—	—
Options exercised and RSUs released	—	(0.3)	7.07			(8.5)	18.90
Options and RSUs canceled	5.2	(0.2)	19.16			(5.0)	18.78
Shares repurchased for tax withholdings on release of restricted stock	3.1	—	—			—	18.87
Restricted stock and options granted	(18.1)	0.2	22.63			17.9	22.03
Balance at September 30, 2019	69.4	1.9	$12.26	6.8	$17.6	29.4	$20.64
Vested at September 30, 2019		1.2	$16.05	5.6	$7.0	—	$—
Unvested at September 30, 2019		0.7	$6.15		$10.6	29.4	$20.64

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2019 and 2018:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Intrinsic value of options exercised	$0.3	$32.0	$4.8	$34.0

As of September 30, 2019, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $583.6 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of September 30, 2019.

The total fair value of released RSUs, as of their respective vesting dates, were $52.6 million and $184.0 million during the three and nine months ended September 30, 2019, respectively, and $92.0 million and $847.1 million during the three and nine months ended September 30, 2018, respectively.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized stock-based compensation expense related to the Co-Founder Grants of $8.8 million and $26.1 million during the three and nine months ended September 30, 2019, respectively, and $8.8 million and $28.1 million during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, unamortized stock-based compensation expense related to the Co-Founder Grants was $93.1 million.

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

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the three and nine months ended September 30, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the three and nine months ended September 30, 2019 and 2018:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(10.4)	$(6.6)	$(1.9)	$(3.9)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	252.7	161.7	133.2	270.7
Net loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.01)	$(0.01)

	Nine months ended September 30,
	2019		2018
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(26.1)	$(20.0)	$(105.5)	$(369.9)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	233.1	179.3	75.9	266.1
Net loss per common share, basic and diluted	$(0.11)	$(0.11)	$(1.39)	$(1.39)

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Restricted stock units	30.1	28.7	28.7	38.0
Options to purchase shares of common stock	1.9	4.3	1.9	4.7
Co-Founder Grants	14.7	14.7	14.7	14.7
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	—	—	0.1
Total	46.7	47.7	45.3	57.5

Note 14.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax loss and adjusted for discrete tax items in the period. The Company's income tax was an expense of $1.6 million and a benefit of $3.5 million for the three and nine months ended September 30, 2019, respectively, and a benefit of $0.2 million and an expense of $2.7 million for the three and nine months ended September 30, 2018, respectively.

The income tax benefit for the nine months ended September 30, 2019 was primarily attributable to the tax benefit from the acquisition of HelloSign.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

During the nine months ended September 30, 2019, the Company recorded a deferred tax liability of $6.9 million to reflect the tax effect of the assets and liabilities recorded in the acquisition of HelloSign. Due to the acquisition of HelloSign, the Company recorded a one-time benefit of $6.9 million to recognize previously unrecognized deferred tax assets, which are now more-likely-than-not to be realized as a result of the net deferred tax liability recorded in the transaction. For further discussion of the HelloSign acquisition, see Note 5 "Business Combinations".

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2019, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years. Unrecognized tax benefits increased by approximately $9.6 million for the nine months ended September 30, 2019, of which $1.5 million, if recognized, would affect the Company's effective tax rate.

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

There were no contributions to the Foundation during the three and nine months ended September 30, 2019 and 2018, respectively.

Note 16.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2019	December 31, 2018

United States	$403.0	$293.6
International(1)	13.6	17.0
Total property and equipment, net	$416.6	$310.6

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2019 and December 31, 2018.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

United States	$220.8	$182.6	$623.4	$516.5
International(1)	207.4	177.7	591.9	499.3
Total revenue	$428.2	$360.3	$1,215.3	$1,015.8

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2019 and 2018.

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

Overview
Our modern economy runs on knowledge. Today, knowledge lives in the cloud as digital content, and Dropbox is building the world’s first smart workspace where businesses and individuals can create, access, and share this content globally. We serve more than 600 million registered users across 180 countries.

Since our founding in 2007, our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. Our smart workspace is a digital environment that brings all of a team’s content together with the tools they love, helping users cut through the clutter and surfacing what matters most. In a world where using technology at work can be fragmented and distracting, the smart workspace makes it easy to focus on the work that matters.

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 14.0 million paying users.

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

The below table sets forth the number of paying users as of September 30, 2019, December 31, 2018, and September 30, 2018.

	As of
	September 30, 2019	December 31, 2018	September 30, 2018

	(In millions)
Paying users	14.0	12.7	12.3

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

We undertook two business initiatives over the last two fiscal years that have positively impacted ARPU in the periods presented. These initiatives are described in greater detail in the paragraphs below.

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users, the increase in price is effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018.

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During 2018 and early 2019, almost all of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The below table sets forth our ARPU for the three and nine months ended September 30, 2019 and 2018.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

ARPU	$123.15	$118.60	$121.75	$116.94

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

Our FCF decreased for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to higher capital expenditures related to our office and datacenter build-outs and an increase in our annual bonus payout. The decrease was partially offset by an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine months ended September 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	341.7	$301.7
Capital expenditures	(110.6)	(27.6)
Free cash flow	$231.1	$274.1

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

Interest income, net
Interest income, net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our finance lease obligations for infrastructure and our imputed financing obligation for our liability to the legal owner of our previous corporate headquarters. We no longer incur interest expense for our imputed financing obligation as of the fourth quarter of 2018, due to the termination of our master lease for our previous corporate headquarters in the third quarter of 2018.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(In millions)
Revenue	$428.2	$360.3	$1,215.3	$1,015.8
Cost of revenue(1)	104.8	90.2	306.1	300.3
Gross profit	323.4	270.1	909.2	715.5
Operating expenses(1):
Research and development	172.8	133.2	485.2	631.4
Sales and marketing	108.2	95.0	317.0	339.4
General and administrative	61.0	50.8	180.9	226.7
Total operating expenses	342.0	279.0	983.1	1,197.5
Loss from operations	(18.6)	(8.9)	(73.9)	(482.0)
Interest income, net	3.0	2.4	9.9	3.2
Other income, net	0.2	0.5	14.4	6.1
Loss before income taxes	(15.4)	(6.0)	(49.6)	(472.7)
Benefit from (provision for) income taxes	(1.6)	0.2	3.5	(2.7)
Net loss	$(17.0)	$(5.8)	$(46.1)	$(475.4)

(1)	Includes stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(In millions)
Cost of revenue	$4.1	$3.2	$11.8	$43.9
Research and development	38.9	28.2	107.1	339.0
Sales and marketing	7.7	8.1	23.6	88.4
General and administrative	17.5	15.5	49.4	125.3
Total stock-based compensation(2)	$68.2	$55.0	$191.9	$596.6

(2)
Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. As a result, during the nine months ended September 30, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	24	25	25	30
Gross profit	76	75	75	70
Operating expenses(1):
Research and development	40	37	40	62
Sales and marketing	25	26	26	33
General and administrative	14	14	15	22
Total operating expenses	80	77	81	118
Loss from operations	(4)	(2)	(6)	(47)
Interest income, net	1	1	1	—
Other income, net	—	—	1	1
Loss before income taxes	(4)	(2)	(4)	(47)
Benefit from (provision for) income taxes	—	—	—	—
Net loss	(4)%	(2)%	(4)%	(47)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

	(As a % of revenue)
Cost of revenue	1%	1%	1%	4%
Research and development	9	8	9	33
Sales and marketing	2	2	2	9
General and administrative	4	4	4	12
Total stock-based compensation	16%	15%	16%	59%

Comparison of the three months ended September 30, 2019 and 2018
Revenue

	Three months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$428.2	$360.3	$67.9	19%

Revenue increased $67.9 million or 19% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily due to a 14% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans and the increase in price for our Dropbox Plus plan in the second quarter of 2019 as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Three months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$104.8	$90.2	$14.6	16%
Gross profit	323.4	270.1	53.3	20%
Gross margin	76%	75%

Cost of revenue increased $14.6 million or 16% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases in employee-related costs of $5.2 million due to headcount growth, $3.1 million in credit card transaction fees due to higher sales and professional fees for user support, $2.9 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters, and $1.8 million in infrastructure costs.
Our gross margin increased in the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a 19% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Three months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$172.8	$133.2	$39.6	30%

Research and development expenses increased $39.6 million or 30% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases of $28.1 million in employee-related costs due to headcount growth and $7.9 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters.

Sales and marketing

	Three months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$108.2	$95.0	$13.2	14%

Sales and marketing expenses increased $13.2 million or 14% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases of $5.5 million in employee-related costs due to headcount growth, $3.7 million in app store fees due to increased sales, and $3.5 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters.

General and administrative

	Three months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$61.0	$50.8	$10.2	20%

General and administrative expenses increased $10.2 million or 20% during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to increases of $4.9 million in employee-related expenses due to headcount growth, $3.9 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters, and $2.0 million in non-income based taxes.

Interest income, net

Interest income, net increased $0.6 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to an increase in interest income from our money market funds and short-term investments.

Other income, net

Other income, net decreased $0.3 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to $1.7 million in losses related to an equity investment and a $1.5 million decrease in sublease income. These decreases were partially offset by an increase of $2.5 million in gains related to the disposal of infrastructure and corporate assets.

Benefit from (provision for) income taxes

Provision for income taxes increased $1.8 million during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to an increase in foreign taxes.

Comparison of the nine months ended September 30, 2019 and 2018
Revenue

	Nine months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$1,215.3	$1,015.8	$199.5	20%

Revenue increased $199.5 million or 20% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily due to a 14% increase in the number of paying users between periods. The average revenue per paying user also increased between periods primarily due to an increased mix of sales towards our higher-priced subscription plans, including renewals of grandfathered teams on our Dropbox Business Advanced Plan at higher prices throughout 2018 and early 2019, and the increase in price for our Dropbox Plus plan in the second quarter of 2019, as discussed in "—Key Business Metrics".

Cost of revenue, gross profit, and gross margin

	Nine months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$306.1	$300.3	$5.8	2%
Gross profit	909.2	715.5	193.7	27%
Gross margin	75%	70%

Cost of revenue increased $5.8 million or 2% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to increases of $12.3 million in infrastructure costs, $9.7 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $8.1 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters. Additionally, cost of revenue increased due to $5.1 million in credit card transaction fees due to higher sales and professional fees for user support, and $2.7 million in amortization of acquired intangible assets. These increases were offset by a decrease of $32.1 million in stock-based compensation compared to the nine months ended September 30, 2018, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO.
Our gross margin increased 5% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, primarily due to a 20% increase in our revenue during the period offset by a lesser increase in our cost of revenue described above.

Research and development

	Nine months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$485.2	$631.4	$(146.2)	(23)%

Research and development expenses decreased $146.2 million or 23% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a decrease of $231.9 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $46.7 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $29.0 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters.

Sales and marketing

	Nine months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$317.0	$339.4	$(22.4)	(7)%

Sales and marketing expenses decreased $22.4 million or 7% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a decrease of $64.7 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $18.4 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $14.1 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters. Additionally, the decrease in sales and marketing expenses was further offset by increases of $10.2 million in app store fees due to increased sales and due to $3.6 million in amortization of acquired intangible assets.

General and administrative

	Nine months ended September 30,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$180.9	$226.7	$(45.8)	(20)%

General and administrative expenses decreased $45.8 million or 20% during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to a decrease of $75.9 million in stock-based compensation, which included expense recognized due to the achievement of the performance vesting condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants in connection with our IPO. This decrease was offset by increases of $12.3 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters, $9.6 million in non-income based taxes, and $7.2 million in legal-related and acquisition expenses.

Interest income, net

Interest income, net increased $6.7 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to an increase in interest income from our money market funds and short-term investments.

Other income, net

Other income, net increased $8.3 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to an increase of $7.5 million in gains related to disposal of infrastructure assets, and $5.7 million in gains related to an equity investment. These increases are partially offset by a decrease of sublease income of $5.5 million.

Benefit from (provision for) income taxes

Provision for income taxes decreased $6.2 million during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to the tax benefit from our acquisition of HelloSign.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $443.2 million and short-term investments of $587.7 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations and municipal securities. As of September 30, 2019, we had $186.3 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2019.
As of September 30, 2019, we had no amounts outstanding under the revolving credit facility and an aggregate of $60.0 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $665.0 million as of September 30, 2019.
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
Our cash flow activities were as follows for the periods presented:

	Nine months ended September 30,
	2019	2018

	(In millions)
Net cash provided by operating activities	$341.7	$301.7
Net cash used in investing activities	(278.8)	(529.0)
Net cash (used in) provided by financing activities	(137.3)	335.0
Effect of exchange rate changes on cash and cash equivalents	(1.7)	(1.5)
Net (decrease) increase in cash and cash equivalents	$(76.1)	$106.2

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
For the nine months ended September 30, 2019, net cash provided by operating activities was $341.7 million, which mostly consisted of our net loss of $46.1 million, adjusted for stock-based compensation expense of $191.9 million and depreciation and amortization expenses of $132.5 million, and net cash inflow of $64.7 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase in deferred revenue of $54.7 million from increased subscription sales, as a majority of our paying users are invoiced in advance, and reimbursements for tenant improvement allowances of $45.4 million. These increases were partially offset by the payment of our corporate bonus during the nine months ended September 30, 2019.
The increase in net cash provided by operating activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to a reduction in our net loss, as adjusted for stock-based compensation and depreciation and amortization expenses and an increase in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2019, net cash used in investing activities was $278.8 million, which primarily related to cash paid for our acquisition of HelloSign, net of cash acquired of $171.6 million, capital expenditures of $110.6 million related to our office and datacenter build-outs, and $5.0 million in investment activity, primarily related to purchases of short-term investments, net of sales and maturities.
The decrease in cash used in investing activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to higher purchases of short-term investments in the prior year due to the receipt of our IPO proceeds during the nine months ended September 30, 2018.
Financing activities
Net cash (used in) provided by financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and principal payments on finance lease obligations for our infrastructure equipment.
For the nine months ended September 30, 2019, net cash used in financing activities was $137.3 million, which primarily consisted of principal payments on finance lease obligations and payments for the satisfaction of tax withholding obligations for the release of restricted stock units.
The decrease in cash provided by financing activities during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to proceeds from the completion of our IPO during the nine months ended September 30, 2018.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

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

During the measurement period, which is not to exceed one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $443.2 million and short-term investments of $587.7 million as of September 30, 2019. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of September 30, 2019, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2019, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency. Our revenue is generated in U.S. dollars, euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen. Our expenses are generally denominated in the currencies in which our operations are located, which are primarily the United States and, to a lesser extent, Europe and Asia. The functional currency of Dropbox International Unlimited, our international headquarters and largest international entity, is denominated in U.S. dollars. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates in ways that are unrelated to our operating performance. As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-euro and U.S. dollar-British pounds sterling exchange rates. In the nine months ended September 30, 2019, 28% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $1.1 million and $1.4 million in net foreign currency transaction losses in the nine months ended September 30, 2019 and 2018, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2019 and 2018.
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
Four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California. The six lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2019, we served over 600 million registered users but only 14.0 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Several of our competitors own, develop, operate, or distribute operating systems, app stores, third-party datacenter services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, third-party datacenter services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2017, we released Smart Sync, an advanced productivity feature, and introduced Paper, a collaborative product experience. In 2018, we announced Dropbox Extensions, which allows users to initiate and manage workflows with third-party partner applications from Dropbox. More recently, in 2019, we launched Dropbox Spaces, an evolution of the shared folder which creates a collaborative workspace for individuals and teams to work together. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 14.0 million as of September 30, 2019. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team resulting from the hiring or departure of our executives. For example, Bharat Mediratta has recently joined us as our Chief Technology Officer and Senior Vice President, Platform, and Timothy Young has also joined us as our Senior Vice President and General Manager, Core Dropbox. Quentin Clark has stepped down as our Chief Technology Officer but will remain with us to help with the transition until January 3, 2020. In addition to Mr. Mediratta and Mr. Young, other key personnel have recently joined us and are still being integrated into our company. We may continue to make changes to our management team, which could make it difficult to execute on our business plans and strategies. New hires also require significant training and, in most cases, take significant time before they achieve full productivity. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU, or Brexit. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection laws or regulations designed to be consistent with the GDPR and how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. Additionally, California recently enacted legislation, the California Consumer Privacy Act of 2018, that will afford consumers expanded privacy protections when it goes into effect on January 1, 2020. Legislators have amended this legislation, and regulations governing its enforcement have not yet been finalized. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, we are currently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, we are currently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. This current litigation, and any securities litigation that may be instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 86.0% of the voting power of our capital stock, with our Co-Founders holding approximately 61.6% of the voting power of our capital stock (including the Co-Founder Grants and voting agreements that our co-founders entered into with certain of our stockholders that covered an aggregate of 0.7% of the voting power of our capital stock as of September 30, 2019). We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

As of September 30, 2019, we had 268,617,578 shares of Class A common stock legally issued and outstanding. As a result, until the public float of our Class A common stock increases, which is expected to occur primarily as a result of conversion of shares of Class B common stock into shares of Class A common stock upon transfer, our co-founders will hold a significant percentage of the outstanding Class A common stock. Although the terms of our amended and restated certificate of incorporation only provide for a separate vote of the holders of the Class A common stock on matters occurring after the conversion of the Class B common stock as a class, under Delaware law, certain actions may require the approval of the holders of the Class A common stock voting as a separate class. For example, if we amend our amended and restated certificate of incorporation to adversely affect our Class A common stock, Delaware law could require approval of the holders of our Class A common stock voting separately as a single class. For any vote of the Class A common stock voting as a separate class, our co-founders will heavily influence such vote until the number of outstanding shares of Class A common stock significantly increases. Further, our co-founders will have the right to vote those shares until the termination of the award even if the performance targets have not been met or are not expected to be met. To the extent that the RSAs vest, our co-founders will have the ability to gain liquidity by selling shares of our Class A common stock without reducing their voting power by converting their Class B common stock.

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

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DROPBOX, INC.

Date:	November 8, 2019	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2019	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2019	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)