Form 10-K
period 2019-12-31
DROPBOX, INC.
filed 2020-02-21
CIK 1467623

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 28, 2019 as reported by the NASDAQ Global Select Market on such date was approximately $5,833.9 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2020, there were 258,155,253 shares of the registrant's Class A common stock outstanding (which excludes 14,733,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,106,216 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 160,699,326 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2020 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2019.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to retain and upgrade paying users and increase our recurring revenue;

•	our ability to attract new users or convert registered users to paying users;

•	our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;

•	our ability to achieve or maintain profitability;

•	the demand for our platform or for content collaboration solutions in general;

•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ content;

•	our ability to effectively integrate our platform with others;

•	our ability to compete successfully in competitive markets;

•	our ability to respond to rapid technological changes;

•	our expectations and management of future growth;

•	our ability to grow due to our lack of a significant outbound sales force;

•	our ability to attract large organizations as users;

•	our ability to offer high-quality customer support;

•	our ability to manage our international expansion;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	our ability to protect our brand;

•	our ability to prevent serious errors or defects in our platform;

•	our ability to maintain, protect, and enhance our intellectual property; and

•	our ability to successfully identify, acquire, and integrate companies and assets.
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

PART I.
ITEM 1. BUSINESS
Overview
Dropbox, Inc. (the “Company” or “Dropbox”) is the world’s first smart workspace. We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. We are headquartered in San Francisco, California.

We were founded in 2007 with a simple idea: Life would be a lot better if everyone could access their most important information anytime from any device. Over the past decade, we’ve largely accomplished that mission—but along the way we recognized that for most of our users, sharing and collaborating on Dropbox was even more valuable than storing files.

Our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. Today, Dropbox is well positioned to reimagine the way work gets done. Our smart workspace is a digital environment that brings all of individuals and teams content together with the tools they love, helping users cut through the clutter and surfacing what matters most. We’re focused on reducing the inordinate amount of time and energy the world wastes on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own. In a world where using technology at work can be fragmented and distracting, the smart workspace makes it easy to focus on the work that matters.

The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 14.3 million paying users.

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

Open ecosystem
Because people use a wide variety of tools and platforms, Dropbox works seamlessly with other products, integrating with partners including Microsoft, Zoom, Slack, BetterCloud, and Google.

Viral, bottom-up adoption
Every year, millions of users sign up for Dropbox at work. Bottom-up adoption within organizations has been critical to our success as users increasingly choose their own tools at work. We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website.

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

Our Solution
Dropbox allows individuals, teams, and organizations to collaborate more effectively and focus on the work that matters. Anyone can sign up for free through our website or app, and upgrade to a paid subscription plan for premium features.

Key elements of our platform

•
Unified home for content. We provide a unified home for the world’s content and the relevant context around it. To date, our users have added hundreds of billions of pieces of content to Dropbox, totaling over multiple exabytes of data. When users join Dropbox, they gain access to a digital workspace that supports the full content lifecycle—they can create and organize their content, access it from anywhere, share it with internal and external collaborators, and review feedback and history.

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

•
New product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop new product experiences and extend the capabilities of our platform. Products like Paper and Smart Sync, deep integrations with companies like Microsoft, Zoom, BetterCloud, Atlassian and Slack, and our acquisition of e-signature and document workflow solution HelloSign help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. This ongoing innovation broadens the value of our platform and deepens user engagement.

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

Access and organize
Search. Dropbox has powerful search capabilities that allow users to quickly find the files and folders they need. Our autocomplete technology surfaces and prioritizes content based on users’ previous activity. For Dropbox Plus, Professional, and Business users, full text search allows users to scan the entire content of their files.

Rich previews. Rich previews allow users to easily interact with files across any device without having to open different applications. Users can comment on, annotate, review, and present files, and see who viewed and edited them. We support previews of over 300 file types, and Dropbox users currently preview files tens of millions of times every day.

Smart Sync. With Smart Sync, users can access all of their content natively on their computers without taking up storage space on their local hard drives. We intelligently sync files to a user’s computer as they need them, and users can control which files or folders are always synced locally. With Smart Sync, files that are only stored in the cloud appear in the local file system and can be opened directly from Windows File Explorer or Mac Finder, instead of having to navigate to our web interface. Smart Sync is available to Dropbox Plus, Professional, and Business users.

Version history. As paying users work on files, our servers keep snapshots of all their changes. Users can see a file’s complete version history so they can reference and retrieve older versions if needed. Version histories are kept between 30 to 180 days for paying users, depending on subscription plan.

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2019, Dropbox was receiving over 50 billion API calls per month and over 750,000 developers had registered and built applications on our platform. In addition, more than 75% of Dropbox Business teams have linked to one or more third-party applications.

Rewind. Dropbox Rewind is a tool that lets a user take a folder, or their entire account, back to a specific point in time. The tool uses version history to undo changes made to files and folders, and can recover any file edits or deletions made within the last 30 to 180, days depending on the users’ subscription.

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

Transfer. Dropbox Transfer gives users a quick and secure way to send large files or collections of files to anyone. With Transfer, users can send up to 100 GB of files in just a few clicks. Users also have the option to drag and drop files to upload from their computer, or add items stored in Dropbox. After creating a transfer, users receive a link that can be pasted anywhere and sent to anyone. Recipients receive copies of the files, so the sender’s originals remain untouched.

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

Watermarking. Our Dropbox watermarking feature allows users to protect and share digital files quickly and easily. The watermark feature can be used to protect graphic designs, confidential contracts, and personal photographs. Users can create their own custom watermark and watermark any file without leaving Dropbox.

Collaborate
Comments and annotations. Dropbox comments and annotations marry content with the conversations and relevant context around it. Instead of being scattered across separate silos, such as email and chat, the editing and development of content are tied to a file. Users can give feedback on specific parts of files through a rich, innovative overlay on our web and mobile platforms.

File activity stream. An activity feed lives next to every file preview on our web interface and in the desktop app, telling users what’s happening with a file. The feed shows when someone opens a file, edits a file, or shares a file.

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

HelloSign. HelloSign is an eSignature and document workflow platform that enables customers to easily sign, send, and receive documents through its intuitive web and mobile based interfaces. Once documents are signed, copies automatically sync to the user's Dropbox account.

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

•
File recovery. Every deletion event in Dropbox is recorded, including when groups of files are deleted. Users can easily recover files through our web interface. Dropbox Plus subscribers may recover prior versions for up to 30 days after deletion, and Dropbox Professional and Dropbox Business subscribers may recover prior versions for up to 180 days after deletion.

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

Our Subscription Plans
We offer subscription plans to serve the varying needs of our diverse customer base, which includes individuals, teams, and organizations of all sizes. Our monthly subscription pricing for Individuals and Business are as follows:
Our Customers
We’ve built a thriving global business with 14.3 million paying users. As of December 31, 2019, we had more than 450,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2017, 2018, and 2019, no customer accounted for more than 1% of our revenue. Our customers include individuals, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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

We also offer additional support for our paying users as described above in Our Subscription Plans.

Our Sales and Marketing Approach
As users share content and collaborate on our platform, they introduce and invite new users, driving viral growth. We generate over 90% of our revenue from self-serve channels, which limits customer acquisition costs.

We’ve developed an efficient marketing function that’s focused on building brand awareness and reinforcing our self-serve model.

Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. In 2019, hundreds of millions of devices—including computers, phones, and tablets—were actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users.We complement our self-serve strategy with a focused outbound sales effort targeted at organizations with existing organic adoption of Dropbox.

Once prospects are identified, our sales team works to broaden adoption of our platform into wider-scale deployments. We also acquire some users through paid marketing and distribution partnerships in which hardware manufacturers pre-install our software on their devices.

Our Technology Infrastructure and Operations
Our users trust us with their most important content, and we focus on providing them with a secure and easy-to-use platform. More than 90% of our users’ data is stored on our own custom-built infrastructure, which has been designed from the ground up to be reliable and secure, and to provide annual data durability of at least 99.999999999%. We have datacenter co-location facilities in California, Oregon, Texas, and Virginia.

We also utilize Amazon Web Services, or AWS, for the remainder of our users’ storage needs and to help deliver our services. These AWS datacenters are located in the United States, Australia, Europe, and Japan, which allows us to localize where content is stored. Our technology infrastructure, combined with select use of AWS resources, provides us with a distributed and scalable architecture on a global scale.

We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Incremental backups are performed hourly and full backups are performed daily. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region.

Our Employees
As of December 31, 2019, we had 2,801 full-time employees. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.

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

Our Competition
The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Slack, and Google and in the content collaboration market with products offered by Microsoft, Atlassian, and Google. We compete with Box on a more limited basis in the cloud storage market for deployments by large enterprises. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market.
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

We have over 1,000 issued patents and more than 500 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we have a large number of inbound licenses to key patents in the file collaboration, storage, syncing, and sharing markets.

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

Corporate Information
We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. Our principal offices are located at 1800 Owens Street, San Francisco, California, 94158, and our telephone number is (415) 857-6800. We completed our initial public offering in March 2018, and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “DBX.”

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

We encourage paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. If our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. Furthermore, users who upgrade to paid plans using mobile devices subscribe to our monthly plans rather than our annual plans. As a result, if more of our users subscribe to our paid plans through mobile devices, subscription renewals may fluctuate or decline. Additionally, we are increasingly introducing our users to offerings that are not subscription based, such as add-ons and transaction volume-based offerings. We believe these efforts, and certain fees from the referral of users to our partners, will generate increased recurring revenues from our existing user base. However, if users do not believe these offerings are compelling, they may not retain or expand their deployments, and we may not be able to increase the amount of recurring revenue from our user base.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2019, we served over 600 million registered users but only 14.3 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

In addition, our user growth rate has and may continue to slow in the future as our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline.

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

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple and Google and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. We compete with Box on a more limited basis in the cloud storage market for deployments by large enterprises. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

•	user-centric design;

•	ease of adoption and use;

•	scale of user network;

•	features and platform experience

•	performance;

•	brand;

•	security and privacy

•	accessibility across several devices, operating system, and applications;

•	third-party integration;

•	customer support;

•	continued innovation; and

•	pricing.

With the introduction of new technologies and market entrants, we expect competition to intensify. Many of our actual and potential competitors or alliances among competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations may make it more difficult for us to compete effectively. We expect these trends to continue as competitors attempt to strengthen or maintain their market positions.

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

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $52.7 million, $484.9 million, and $111.7 million in the years ended December 31, 2019, 2018, and 2017, respectively, and we had an accumulated deficit of $1,726.2 million as of December 31, 2019. As we strive to grow our business, expenses may increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. In addition, we will incur additional rent expense in connection with our move to our new corporate headquarters, and additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

As our user base and the amount and types of information stored, synced, and shared on our platform continues to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. The vast majority of user content is stored on our own custom-built infrastructure at co-location facilities that we directly lease and operate. During 2015 and 2016, we migrated the vast majority of user content to our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we add to our infrastructure, we may move or transfer additional content.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Several of our competitors own, develop, operate, or distribute operating systems, app stores, third-party datacenter services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, third-party datacenter services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. In addition, some of our competitors may be able to disrupt the operations or compatibility of our platform with their products or services, or exert strong business influence on our ability to, and terms on which we, operate and distribute our platform. For example, we currently offer products that directly compete with several large technology companies that we rely on to ensure the interoperability of our platform with their products or services. We also rely on these companies to make our mobile applications available through their app stores. As our respective products evolve, we expect this level of competition to increase. Should any of our competitors modify their products or standards in a manner that degrades the functionality of our platform or gives preferential treatment to competitive products or services, whether to enhance their competitive position or for any other reason, the interoperability of our platform with these products could decrease and our business, results of operations, and financial condition could be harmed.

Failure to respond to rapid technological changes, extend our platform, or develop new features or products may harm our ability to compete effectively which would adversely affect our business.

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

Since our founding in 2007, we have experienced rapid growth. For example, our headcount has grown from 1,612 employees as of December 31, 2016, to 2,801 employees as of December 31, 2019, with employees located both in the United States and internationally. The growth and expansion of our business places a continuous significant strain on our management, operational, and financial resources. Further growth of our operations to support our user base or our expanding third-party relationships, our information technology systems, and our internal controls and procedures may not be adequate to support our operations. In addition, as we continue to grow, we face challenges of integrating, developing, and motivating a rapidly growing employee base in various countries around the world. Certain members of our management have not previously worked together for an extended period of time and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 14.3 million as of December 31, 2019. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there may be changes in our management team resulting from the hiring or departure of our executives. For example, Bharat Mediratta recently has joined us as our Chief Technology Officer and Senior Vice President, Platform, Timothy Young joined us as our Senior Vice President and General Manager, Core Dropbox and Olivia Nottebohm joined us as our Chief Operating Officer. In 2019, Quentin Clark stepped down as our Chief Technology Officer and Yamini Rangan stepped down as our Chief Customer Officer. In addition to Mr. Mediratta, Mr. Young, and Ms. Nottebohm, other key personnel have recently joined us and are still being integrated into our company. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and cause disruptions to our business. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

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

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2019 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include opening offices in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•	higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•	the impact of natural disasters and public health epidemics on employees, travel and the global economy, such as the coronavirus currently impacting China,

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they change. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in regulatory investigations and enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

Our results of operations, which are reported in U.S. dollars, could be adversely affected if currency exchange rates fluctuate substantially in the future.

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2019, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2019, Dropbox was receiving over 50 billion API calls per month, and more than 750,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications. We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our business, brand, and reputation.

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

We receive, store, process, and use personal information and other user content. There are numerous federal, state, local, and international laws and regulations regarding privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries, or conflict with other rules. We also post privacy policies and are subject to contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU ("Brexit"), the United Kingdom government has initiated a process to leave the EU. The United Kingdom withdrew from the EU pursuant to Brexit on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act designed to be consistent with the GDPR, it remains unclear how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the EU and Switzerland to the United States, some regulatory uncertainty remains surrounding the future of data transfers from the EU and Switzerland to the United States, and we are closely monitoring regulatory developments in this area. The California Consumer Privacy Act of 2018, which affords California consumers expanded privacy protections went into effect on January 1, 2020. However, the regulations governing certain aspects of the California Consumer Privacy Act and its enforcement have not yet been finalized. The effects of this legislation remain potentially far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,000 issued patents and more than 500 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Further, outbreaks of pandemic diseases, such as coronavirus, or the fear of such events, could provoke responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. In particular, our U.S. headquarters and some of the datacenters we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition, and reputation would be harmed.

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

Our tax provision could also be impacted by changes in accounting principles, changes in U.S. federal, state, or international tax laws applicable to corporate multinationals such as the recent legislation enacted in the United States, other fundamental law changes currently being considered by many countries, and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions. Additionally, the Organization for Economic Co-Operation and Development has released guidance covering various topics, including digital economy, transfer pricing, country-by-country reporting, and definitional changes to permanent establishment that could ultimately impact our tax liabilities.

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

As of December 31, 2019, we had $916.9 million of federal and $390.8 million of state net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $288.9 million will begin to expire in 2032 and $628.0 million will carryforward indefinitely, while state net operating losses begin to expire in 2026. As of December 31, 2019, we also had $221.4 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. The Company also had $0.7 million of foreign tax credit carryforwards, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has determined that it has experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the Supreme Court of the United States. The outcome of the Supreme Court's decision to grant certiorari is uncertain and could impact the amount of net operating loss carryforwards available to us in the future. We will continue to monitor the future developments in this case.

In March 2018, the European Commission introduced proposals addressing taxation of digital businesses operating within the European Union. Some countries have unilaterally moved to introduce their own digital service tax ("DST") to capture tax revenue on digital services more immediately and which is generally a percentage of gross revenue on taxable activities.  As a result of the above measures and the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to provide an annual management report on the effectiveness of our disclosure controls and procedures over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. In addition, our independent registered public accounting firm is required to audit the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act annually. Testing, or the subsequent testing by our independent registered public accounting firm, may reveal material weaknesses or significant deficiencies. If material weaknesses are identified or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, we could be subject to investigations or sanctions by regulatory authorities and we could incur substantial expenses.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement that could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2019, we had an aggregate of $1,457.9 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated changes in our key metrics;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	actual or perceived breaches of, or failures related to, privacy, data protection or data security;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2019, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 85.3% of the voting power of our capital stock, with our Co-Founders holding approximately 60.8% of the voting power of our capital stock. We are including the Co-Founder Grants in this calculation since they are legally issued and outstanding shares of our Class A common stock and our co-founders are able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

•
our amended and restated bylaws will provide that approval of stockholders holding two-thirds of our outstanding voting power voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, pursuant to operating leases that expire in 2033. We lease additional offices in San Francisco and around the world, including in Austin, Texas; Mountain View, California; Seattle, Washington; New York, New York; Dublin, Ireland; London, United Kingdom; Tel Aviv, Israel; Sydney, Australia; and Tokyo, Japan. We have datacenter co-location facilities in California, Oregon, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. For example, in April 2015, Synchronoss Technologies, Inc., ("Synchronoss"), a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California, and at summary judgment, the court resolved all claims in our favor. Synchronoss has appealed; we have vigorously opposed Synchronoss' basis for appeal. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). Those lawsuits have now been consolidated into a single action, which is pending before Judge Fineman of the Superior Court of the State of California, San Mateo County. On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California. Those lawsuits have been consolidated into a single action, which is pending before Judge Freeman of the U.S. District Court for the Northern District of California, and a lead plaintiff has been appointed. The state and federal lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

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

Holders of Record
As of February 18, 2020, we had 837 holders of record of our Class A and Class B common stock, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2019 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

	Base period
Company Index	3/23/2018	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Dropbox, Inc. Class A	$100	$110	$114	$94	$72	$77	$88	$71	$63
S&P 500 Index	100	102	105	113	97	110	114	115	125
NASDAQ Computer Index	100	101	109	117	95	113	117	123	143
*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

Use of Proceeds from Public Offering of Class A Common Stock and Concurrent Private Placement
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-223182), which was declared effective by the SEC on March 22, 2018. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 21, 2018 pursuant to Rule 424(b) of the Securities Act and other periodic reports previously filed with the SEC.

On March 27, 2018, we closed our IPO, in which we sold 26,822,409 shares of our Class A common stock at a price to the public of $21.00 per share. In the aggregate, we received proceeds of $746.6 million after deducting underwriters’ discounts and commissions.

Issuer Purchases of Equity Securities
On February 19, 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019, and 2018, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheet data as of December 31, 2017 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2019	2018	2017

	(In millions except for per share amounts)
Revenue	$1,661.3	$1,391.7	$1,106.8
Cost of revenue(1)	411.0	394.7	368.9
Gross profit	1,250.3	997.0	737.9
Operating expenses:(1)
Research and development	662.1	768.2	380.3
Sales and marketing	423.3	439.6	314.0
General and administrative	245.4	283.2	157.3
Total operating expenses	1,330.8	1,491.0	851.6
Loss from operations	(80.5)	(494.0)	(113.7)
Interest income (expense), net	12.5	7.1	(11.0)
Other income (expense), net	16.0	6.8	13.2
Loss before income taxes	(52.0)	(480.1)	(111.5)
Benefit from (provision for) income taxes	(0.7)	(4.8)	(0.2)
Net loss	$(52.7)	$(484.9)	$(111.7)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(0.13)	$(1.35)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	411.6	358.6	195.9

(1)	Includes stock-based compensation as follows:

	Year ended December 31,
	2019	2018	2017

	(In millions)
Cost of revenue	$15.8	$47.0	$12.2
Research and development	147.6	368.2	93.1
Sales and marketing	31.4	94.3	33.7
General and administrative	66.4	140.6	25.6
Total stock-based compensation(3)	$261.2	$650.1	$164.6

(2)
See Note 13, “Net Loss Per Share” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate basic and diluted net loss per share attributable to common stockholders.

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

Consolidated Balance Sheet Data

	As of December 31,
	2019	2018	2017

	(In millions)
Cash, cash equivalents, and short-term investments	$1,159.0	$1,089.3	$430.0
Working capital	228.4	372.7	(220.3)
Property and equipment, net	445.3	310.6	341.9
Total assets	2,699.2	1,694.1	1,019.9
Deferred revenue, current and non-current	559.1	485.6	419.2
Operating lease liability, current and non current(1)	791.8	—	—
Finance lease liability, current and non current	214.9	163.7	174.3
Total stockholders’ equity	808.4	676.8	102.9

(1)
Includes the impact of the Company's adoption of ASU No. 2016-02, Leases (Topic 842). See Note 1, "Description of the Business and Summary of Significant Accounting Policies" and Note 9, "Leases" for further details.

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

Overview
Our modern economy runs on knowledge. Today, knowledge lives in the cloud as digital content, and Dropbox is building the world's first smart workspace where businesses and individuals can create, access, and share this content globally. We serve more than 600 million registered users across 180 countries.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 14.3 million paying users.

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

Increase conversion of registered users to our paid subscription plans
We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website. To grow our recurring revenue base, we actively encourage our registered users to convert to one of our paid plans based on the functionality that best suits their needs. We do this via in-product prompts and notifications, time-limited free trials of paid subscription plans, email campaigns, and lifecycle marketing. Together, these enable us to generate increased recurring revenues from our existing user base.

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

Total annual recurring revenue
We primarily focus on total annual recurring revenue (“Total ARR”) as the key indicator of the trajectory of our business performance. Total ARR represents the amount of revenue that we expect to recur, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. In addition, Total ARR is less subject to variations in trends that may not appropriately reflect the health of our business. Total ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Total ARR consists of contributions from all of our revenue streams, including subscriptions and add-ons. We calculate Total ARR as the number of users who have active paid licenses for access to our platform as of the end of the period, multiplied by their annualized subscription price to our platform. We adjust the exchange rates used to calculate Total ARR on an annual basis at the beginning of each fiscal year.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2019.

	As of March 31, 2018	As of June 30, 2018	As of September 30, 2018	As of December 31, 2018	As of March 31, 2019	As of June 30, 2019	As of September 30, 2019	As of December 31, 2019
(in millions)
Total ARR	$1,307	$1,396	$1,461	$1,530	$1,600	$1,651	$1,766	$1,820

Constant Currency	As of March 31, 2018	As of June 30, 2018	As of September 30, 2018	As of December 31, 2018	As of March 31, 2019	As of June 30, 2019	As of September 30, 2019	As of December 31, 2019
(in millions)
Total ARR	$1,296	$1,385	$1,449	$1,518	$1,600	$1,651	$1,766	$1,820

Revaluing our ending Total ARR for fiscal 2019 using exchange rates set at the beginning of fiscal 2020, Total ARR at the end of fiscal 2019 would be $1,811 million.

We undertook several business initiatives that positively impacted Total ARR in the periods presented. These initiatives include the renewal of our grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan starting in the second quarter of 2018, and the repricing and repackaging of our existing Dropbox Plus plans in the second quarter of 2019. In addition to these business initiatives, we also acquired HelloSign in the first quarter of 2019, resulting in a benefit to Total ARR beginning in that period. We also undertook several conversion related initiatives and saw benefits in Total ARR as we expanded opportunities for our users to try Dropbox through trial flows on more surfaces.

Supplemental Information

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

The below table sets forth the number of paying users as of December 31, 2019, 2018, and 2017:

	As of December 31,
	2019	2018	2017

	(In millions)
Paying users	14.3	12.7	11.0

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

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users, the increase in price will be effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the year ended December 31, 2019, compared to the year ended December 31, 2018.

In 2017, we launched our Dropbox Business Advanced plan. At the time of launch, we grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan at their legacy price. During 2018 and early 2019, almost all of those grandfathered teams renewed at a higher price. As a result of these renewals, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the year ended December 31, 2019, compared to the year ended December 31, 2018.

The below table sets forth our ARPU for the years ended December 31, 2019, 2018, and 2017.

	Year ended December 31,
	2019	2018	2017

ARPU	$123.07	$117.64	$111.91

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

Our FCF increased for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance. These cash inflows were partially offset by higher capital expenditures related to our new corporate headquarters and datacenter build-outs.

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

We expect our FCF to fluctuate in future periods as we purchase infrastructure equipment to support our user base and continue to invest in our new and existing office spaces to support our plans for growth. We expect our capital expenditures related to our new corporate headquarters to decline as the majority of the project is now complete.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year ended December 31,
	2019	2018	2017

	(In millions)
Net cash provided by operating activities	$528.5	$425.4	$330.3
Capital expenditures	(136.1)	(63.0)	(25.3)
Free cash flow	$392.4	$362.4	$305.0

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
Our revenue is driven primarily by conversions and upsells to our paid plans. We also generate revenue from transaction-based products and fees from the referral of users to our partners. We generate over 90% of our revenue from self-serve channels. No customer represented more than 1% of our revenue in the periods presented.

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

During the first quarter of 2018, based on considerations including our asset replacement cycle and our ongoing infrastructure optimization efforts, we revisited the useful life estimates of certain infrastructure equipment. These optimization efforts included efficiencies that allow us to utilize certain infrastructure equipment for longer periods of time. As a result, we determined that the useful lives of the impacted infrastructure equipment, which are depreciated through cost of revenue, should be increased from three to four years. We accounted for this as a change in estimate that was applied prospectively, effective as of January 1, 2018. This change in useful life resulted in a reduction in depreciation expense within cost of revenue of $16.1 million during the year ended December 31, 2018.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, will increase in absolute dollars in future periods.

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
Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a customer, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees and fees payable to third-party sales representatives and amortization of acquired customer relationships.
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

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year ended December 31,
	2019	2018	2017

	(In millions)
Revenue	$1,661.3	$1,391.7	$1,106.8
Cost of revenue(1)	411.0	394.7	368.9
Gross profit	1,250.3	997.0	737.9
Operating expenses:(1)
Research and development	662.1	768.2	380.3
Sales and marketing	423.3	439.6	314.0
General and administrative	245.4	283.2	157.3
Total operating expenses	1,330.8	1,491.0	851.6
Loss from operations	(80.5)	(494.0)	(113.7)
Interest income (expense), net	12.5	7.1	(11.0)
Other income (expense), net	16.0	6.8	13.2
Loss before income taxes	(52.0)	(480.1)	(111.5)
Benefit from (provision for) income taxes	(0.7)	(4.8)	(0.2)
Net loss	$(52.7)	$(484.9)	$(111.7)

(1)	Includes stock-based compensation as follows:

	Year ended December 31,
	2019	2018	2017

	(In millions)
Cost of revenue	$15.8	$47.0	$12.2
Research and development	147.6	368.2	93.1
Sales and marketing	31.4	94.3	33.7
General and administrative	66.4	140.6	25.6
Total stock-based compensation(2)	$261.2	$650.1	$164.6

(2)
Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. During the year ended December 31, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See "Significant Impacts of Stock Based Compensation" for further information regarding our equity arrangements.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year ended December 31,
	2019	2018	2017

	As a percentage of revenue
Revenue	100%	100%	100%
Cost of revenue	25	28	33
Gross profit	75	72	67
Operating expenses:	—
Research and development	40	55	34
Sales and marketing	25	32	28
General and administrative	15	20	14
Total operating expenses	80	107	77
Loss from operations	(5)	(35)	(10)
Interest income (expense), net	1	1	(1)
Other income (expense), net	1	—	1
Loss before income taxes	(3)	(34)	(10)
Benefit from (provision for) income taxes	—	—	—
Net loss	(3)%	(35)%	(10)%
Comparison of the year ended December 31, 2019 and 2018
Revenue

	Year ended December 31,
	2019	2018	$ Change	% Change

	(In millions)
Revenue	$1,661.3	$1,391.7	$269.6	19%
Revenue increased $269.6 million or 19% during the year ended December 31, 2019, as compared to the year ended December 31, 2018. The increase in revenue was driven primarily by the adoption of premium plans by our users, an increase in the price of our Plus plan, and an increase in paying users.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2019	2018	$ Change	% Change

	(In millions)
Cost of revenue	$411.0	$394.7	$16.3	4%
Gross profit	1,250.3	997.0	253.3	25%
Gross margin	75%	72%

Cost of revenue increased $16.3 million or 4% during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to an increase of $13.7 million in infrastructure costs, $13.0 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $10.4 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters. Additionally, cost of revenue increased due to $5.2 million in credit card transaction fees due to higher sales, and $3.8 million in amortization of acquired intangible assets. These increases were offset by a decrease of $31.1 million in stock-based compensation, which was primarily due to the large expense recognized in the year ended December 31, 2018 due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO.
Our gross margin increased from 72% during the year ended December 31, 2018 to 75% during the year ended December 31, 2019, primarily due to a 19% increase in our revenue during the period offset by a lesser increase in our cost of revenue described above.
Research and development

	Year ended December 31,
	2019	2018	$ Change	% Change

	(In millions)
Research and development	$662.1	$768.2	$(106.1)	(14)%
Research and development expenses decreased $106.1 million or 14% during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease of $220.6 million in stock-based compensation, which was primarily due to the large expense recognized in the year ended December 31, 2018 due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO. This decrease was offset by increases of $62.0 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $36.9 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters.
Sales and marketing

	Year ended December 31,
	2019	2018	$ Change	% Change

	(In millions)
Sales and marketing	$423.3	$439.6	$(16.3)	(4)%
Sales and marketing expenses decreased $16.3 million or 4% during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to decreases of $62.9 million in stock-based compensation, which was primarily due to the large expense recognized in the year ended December 31, 2018 due to the achievement of the performance vesting condition of our two-tier RSUs upon the effectiveness of the registration statement related to our IPO, and a decrease of $11.9 million due to brand marketing costs, lead generation costs, third-party sales representative fees, and sponsorships. These decreases were offset by increases of $22.7 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $16.5 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters. Additionally, the decrease in sales and marketing expenses was further offset by increases of $12.7 million in app store fees due to increased sales and due to $5.0 million in amortization of acquired intangible assets.
General and administrative

	Year ended December 31,
	2019	2018	$ Change	% Change

	(In millions)
General and administrative	$245.4	$283.2	$(37.8)	(13)%
General and administrative expense decreased $37.8 million or 13% during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to a decrease of $74.2 million in stock-based compensation, which was primarily due to the large expense recognized in the year ended December 31, 2018 due to the achievement of the performance vesting condition of our two-tier RSUs, and the performance-based vesting condition for the Co-Founder Grants in connection with our IPO. This decrease was offset by increases of $17.2 million in allocated overhead, which includes facilities-related costs for both our current and former corporate headquarters, $10.4 million in non-income based taxes, and $9.2 million in legal-related and acquisition expenses.
Interest income (expense), net
Interest income (expense), net increased $5.4 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, due to an increase in interest income from our money market funds and short-term investments.
Other income (expense), net
Other income (expense), net increased $9.2 million during the year ended December 31, 2019, as compared to the year ended December 31, 2018, primarily due to an increase of $9.0 million in gains related to disposals of infrastructure assets, and $5.0 million in gains related to an equity investment and short-term investments. These increases are partially offset by a decrease of sublease income of $6.0 million.
Benefit from (provision for) income taxes
Provision for income taxes decreased by $4.1 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018, primarily due to a one-time tax benefit related to the acquisition of HelloSign.

Fiscal 2018 Compared to Fiscal 2017

For a comparison of our results of operations for the fiscal years ended December 31, 2018 and 2017, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 25, 2019.

Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(In millions, except per share amounts)
Revenue	$446.0	$428.2	$401.5	$385.6	$375.9	$360.3	$339.2	$316.3
Cost of revenue(1)	104.9	104.8	102.9	98.4	94.4	90.2	89.5	120.6
Gross profit	341.1	323.4	298.6	287.2	281.5	270.1	249.7	195.7
Operating expenses:(1)(2)
Research and development	176.9	172.8	162.4	150.0	136.8	133.2	119.7	378.5
Sales and marketing	106.3	108.2	107.3	101.5	100.2	95.0	87.4	157.0
General and administrative	64.5	61.0	62.9	57.0	56.5	50.8	49.8	126.1
Total operating expenses	347.7	342.0	332.6	308.5	293.5	279.0	256.9	661.6
Loss from operations	$(6.6)	$(18.6)	$(34.0)	$(21.3)	$(12.0)	$(8.9)	$(7.2)	$(465.9)

Net loss	$(6.6)	$(17.0)	$(21.4)	$(7.7)	$(9.5)	$(5.8)	$(4.1)	$(465.5)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.02)	$(0.02)	$(0.01)	$(0.01)	$(2.13)

(1)	Includes stock-based compensation as follows:

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(In millions)
Cost of revenue	$4.0	$4.1	$4.7	$3.0	$3.1	$3.2	$2.9	$37.8
Research and development	40.5	38.9	37.7	30.5	29.2	28.2	27.9	282.9
Sales and marketing	7.8	7.7	8.8	7.1	5.9	8.1	7.9	72.4
General and administrative	17.0	17.5	16.9	15.0	15.3	15.5	16.4	93.4
Total stock-based compensation(2)(3)	$69.3	$68.2	$68.1	$55.6	$53.5	$55.0	$55.1	$486.5

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

	Three months ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018

	(As a % of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	24	24	26	26	25	25	26	38
Gross profit	76	76	74	74	75	75	74	62
Operating expenses:
Research and development	40	40	40	39	36	37	35	120
Sales and marketing	24	25	27	26	27	26	26	50
General and administrative	14	14	16	15	15	14	15	40
Total operating expenses	78	80	83	80	78	77	76	209
Loss from operations	(1)%	(4)%	(8)%	(6)%	(3)%	(2)%	(2)%	(147)%

Net Loss	(1)%	(4)%	(5)%	(2)%	(3)%	(2)%	(1)%	(147)%
Quarterly revenue trends
Our revenue increased sequentially in each of the quarters presented primarily due to increases in Total ARR, paying users, and average revenue per paying user. Seasonality in our revenue is not material.
Quarterly cost of revenue and gross margin trends
Except for the three months ended March 31, 2018, our cost of revenue increased sequentially in the quarters presented primarily due to infrastructure costs and employee related expenses, excluding stock based compensation, which is offset by the increases in our revenue causing our gross margins to increase or remain constant. Our cost of revenue during the three months ended March 31, 2018, was higher than the other quarters due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
Quarterly operating expense trends
Except for the three months ended March 31, 2018, our total quarterly operating expenses increased sequentially in each of the quarters presented primarily due to headcount growth in connection with the expansion of our business and other events that are discussed herein. Our quarterly operating expenses during the three months ended March 31, 2018, was higher than the other quarters presented due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".

Research and development
Except for the three months ended March 31, 2018, our research and development expenses increased sequentially in each of the quarters presented primarily due to employee-related expenses due to headcount growth and overhead-related costs, which includes facilities related costs for both our current and former corporate headquarters in certain periods. Our research and development expenses during the three months ended March 31, 2018, were higher than the other quarters presented, primarily due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
Sales and marketing
Except for the three months ended March 31, 2018, our sales and marketing expenses have generally increased in the quarters presented primarily due to employee-related expenses due to headcount growth and overhead-related costs, which includes facilities related costs for both our current and former corporate headquarters in certain quarters. Additionally, the timing of brand advertising campaigns can impact the trends in sales and marketing expenses. Our sales and marketing expenses during the three months ended March 31, 2018, was higher than the other quarters presented primarily due to the completion of our initial public offering, as further described in "—Significant Impacts of Stock-Based Compensation".
General and administrative
Except for the three months ended March 31, 2018, our general and administrative expenses have generally increased in the quarters presented, primarily due to increases in employee-related expenses, non-income based taxes, and legal, accounting, and other professional fees. Our general and administrative expenses during the three months ended March 31, 2018, was higher than the other quarters presented primarily due to the completion of our initial public offering. Additionally, as a result of our initial public offering, and in the same quarter, we began recognizing stock-based compensation expense related to market-based awards granted to our co-founders in 2017 ("Co-Founder Grants"), as further described in "—Significant Impacts of Stock-Based Compensation".

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $551.3 million and short-term investments of $607.7 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2019, we had $219.3 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.

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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units, making principal payments on our finance lease obligations, and capital expenditures. On February 19, 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of December 31, 2019.
As of December 31, 2019, we had no amounts outstanding under the revolving credit facility and an aggregate of $59.7 million in letters of credit outstanding under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $665.3 million as of December 31, 2019.
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
Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2019	2018

	(In millions)
Net cash provided by operating activities	$528.5	$425.4
Net cash used in investing activities	(320.0)	(633.8)
Net cash (used in) provided by financing activities	(176.7)	300.8
Effect of exchange rate changes on cash and cash equivalents	0.2	(3.1)
Net increase in cash and cash equivalents	$32.0	$89.3
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
For the year ended December 31, 2019, net cash provided by operating activities was $528.5 million, which mostly consisted of our net loss of $52.7 million, adjusted for stock-based compensation expense of $261.2 million and depreciation and amortization expenses of $173.5 million, and net cash inflow of $145.6 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $68.7 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. Additionally, cash provided by operating activities increased due to an increase in other operating assets and liabilities of $76.9 million. Our net cash provided by operating activities for the year ended December 31, 2019 also included cash payments of $55.3 million related to tenant improvement allowance reimbursements.
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
For the year ended December 31, 2019, net cash used in investing activities was $320.0 million, which primarily related to purchases of short-term investments of $775.4 million, cash paid for our acquisition of HelloSign, net of cash acquired, of $171.6 million and capital expenditures of $136.1 million related to our office and datacenter build-outs. These outflows were partially offset by inflows of $750.9 million related to proceeds from maturities and sales of short-term investments.
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

Financing activities
Net cash (used in) financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units ("RSUs") and principal payments on finance lease obligations for our infrastructure equipment.
For the year ended December 31, 2019, net cash used in financing activities was $176.7 million, which primarily consisted of $92.9 million in principal payments against finance lease obligations and $85.4 million for the satisfaction of tax withholding obligations for the release of restricted stock units.
For the year ended December 31, 2018, net cash provided by financing activities was $300.8 million, which primarily consisted of $746.6 million in net proceeds from the completion of our IPO and concurrent private placement. The proceeds were offset by $351.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units and $109.1 million in principal payments against finance lease obligations.
Contractual Obligations
Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and finance leases for datacenter equipment. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2019, for the periods presented below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$1,155.7	$119.5	$224.5	$175.5	$636.2
Finance lease commitments(2)	229.0	84.1	123.7	21.2	-
Other commitments(3)	73.3	48.8	7.4	0.4	16.7
Total contractual obligations	$1,458.0	$252.4	$355.6	$197.1	$652.9

(1)
Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our sub-tenants and variable operating expenses. As of December 31, 2019, we are entitled to non-cancelable rent payments from our sub-tenants of $33.5 million, which will be collected over the next 3 years.

(2)	Consists of future non-cancelable minimum rental payments under finance leases primarily for our infrastructure.

(3)
Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, asset retirement obligations for office modifications, and a note payable related to financing of our infrastructure.

In addition to the contractual obligations set forth above, as of December 31, 2019, we had an aggregate of $59.6 million in letters of credit outstanding under our revolving credit facility.
In 2017, we entered into a new lease agreement for office space in San Francisco, California, to serve as our new corporate headquarters. We took initial possession of our new corporate headquarters in June 2018 and began to recognize rent expense in the same period. Refer to Note 9 "Leases" for further information.

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. We have two types of RSUs outstanding as of December 31, 2019:

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

Upon the effectiveness of the registration statement related to our IPO, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date. The remaining unamortized stock-based compensation as of December 31, 2018 related to the two-tier RSUs of $0.1 million was recognized in 2019.

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

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period began on January 1, 2019 and the RSUs expire at the earliest date among the following: the date on which all shares vest, the date the Co-Founder(s) cease to meet their service conditions, or the tenth anniversary of the IPO date.

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

Award Modification
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

See Note 1, “Description of the Business and Summary of Significant Accounting Policies” and Note 12, “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding our equity awards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash and cash equivalents of $551.3 million and short-term investments of $607.7 million as of December 31, 2019. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, supranational securities and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of December 31, 2019, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2019, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
Foreign currency exchange risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency.
Most of our revenue is generated in U.S. dollars, with the remainder generated in Euros, British pounds sterling, Australian dollars, Canadian dollars, and Japanese yen.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the year ended December 31, 2019, 29.0% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.8 and $1.9 million in net foreign currency transaction losses in the years ended December 31, 2019 and 2018, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2019, and 2018.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company derives its revenue from subscription fees from customers for access to its platform, which it recognizes ratably over the related contractual term. The Company‘s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.
Auditing the Company's accounting for revenue from contracts with customers was challenging and complex due to the high volume of individually-low-monetary-value transactions, dependency on the effective design and operation of multiple applications, some of which are specifically designed for the Company’s business, and the use of multiple data sources in the revenue recognition process.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. For example, with the assistance of IT professionals, we tested the controls over the initiation and billing of new and recurring subscriptions, the provisioning of customers, and the Company’s cash to billings reconciliation process. We also tested the controls related to the key application interfaces between the provisioning, billing, and accounting systems, which included controls related to access to the relevant applications and data and changes to the relevant systems and interfaces, as well as controls over the configuration of the relevant applications.
To test the Company’s accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing system, performing data analytics by extracting data from the system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of sales transactions to source data, and testing a sample of cash to billings reconciliations.

Accounting for Acquisition of JN Projects, Inc. (d/b/a HelloSign)
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements, on February 8, 2019, the Company completed its acquisition of JN Projects, Inc. (d/b/a HelloSign) for cash consideration of $177.9 million. The transaction was accounted for as a business combination in accordance with ASC 805.

Auditing the Company's accounting for its acquisition of HelloSign was complex due to the significant estimation required by management to determine the fair value of the acquired customer relationship ($20.5 million) and developed technology ($19.6 million) intangible assets. The Company applied the multi-period excess earnings method to value the customer relationship intangible asset and applied the replacement cost method to value the developed technology intangible asset. These methods required the development of certain key assumptions, including discount rates, projected revenue growth rates, customer attrition rates, and costs to recreate technology. Additionally, the Company’s estimation of projected market-participant synergies involved significant judgment. These assumptions, taken together, have a significant effect on the estimated fair value of the acquired intangible assets, and could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for business combinations. For example, we tested the controls over the recognition and determination of the fair value of acquired intangible assets, including the development and review of the valuation models and underlying assumptions used to develop such estimates.

We reviewed historical results and performed inquiries to validate the completeness of the identified intangible assets. To test the fair value of the customer relationship and developed technology intangible assets, we performed substantive audit procedures that included, among others, involving our valuation specialists to assist with our evaluation of the Company’s selection of valuation methodologies, testing the significant assumptions used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business. Specifically, when assessing the key assumptions, we focused on discount rates, projected revenue growth rates, customer attrition rates, and costs to recreate technology.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California
February 21, 2020

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$551.3	$519.3
Short-term investments	607.7	570.0
Trade and other receivables, net	36.7	28.6
Prepaid expenses and other current assets	47.5	92.3
Total current assets	1,243.2	1,210.2
Property and equipment, net	445.3	310.6
Operating lease right-of-use asset	657.9	—
Intangible assets, net	47.4	14.7
Goodwill	234.5	96.5
Other assets	70.9	62.1
Total assets	$2,699.2	$1,694.1
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40.7	$33.3
Accrued and other current liabilities	161.9	164.5
Accrued compensation and benefits	101.4	80.9
Operating lease liability	79.9	—
Finance lease obligation	76.7	73.8
Deferred revenue	554.2	485.0
Total current liabilities	1,014.8	837.5
Operating lease liability, non-current	711.9	—
Finance lease liability, non-current	138.2	89.9
Other non-current liabilities	25.9	89.9
Total liabilities	1,890.8	1,017.3
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2019; no shares authorized, issued and outstanding as of December 31, 2018		—
Preferred stock, $0.00001 par value; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2019; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2018	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 255.8 shares issued and outstanding as of December 31, 2019; 2,400.0 shares authorized and 211.0 shares issued and outstanding as of December 31, 2018; Class B common stock - 475.0 shares authorized and 161.2 shares issued and outstanding as of December 31, 2019; 475.0 shares authorized and 198.6 issued and outstanding as of December 31, 2018; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2019 and as of December 31, 2018	—	—
Additional paid-in capital	2,531.3	2,337.5
Accumulated deficit	(1,726.2)	(1,659.5)
Accumulated other comprehensive income (loss)	3.3	(1.2)
Total stockholders’ equity	808.4	676.8
Total liabilities and stockholders’ equity	$2,699.2	$1,694.1
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenue	$1,661.3	$1,391.7	$1,106.8
Cost of revenue(1)	411.0	394.7	368.9
Gross profit	1,250.3	997.0	737.9
Operating expenses(1)(2):
Research and development	662.1	768.2	380.3
Sales and marketing	423.3	439.6	314.0
General and administrative(3)	245.4	283.2	157.3
Total operating expenses	1,330.8	1,491.0	851.6
Loss from operations	(80.5)	(494.0)	(113.7)
Interest income (expense), net	12.5	7.1	(11.0)
Other income (expense), net	16.0	6.8	13.2
Loss before income taxes	(52.0)	(480.1)	(111.5)
Benefit from (provision for) income taxes	(0.7)	(4.8)	(0.2)
Net loss	$(52.7)	$(484.9)	$(111.7)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(1.35)	$(0.57)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	411.6	358.6	195.9

(1)	Includes stock-based compensation as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Cost of revenue	$15.8	$47.0	$12.2
Research and development	147.6	368.2	93.1
Sales and marketing	31.4	94.3	33.7
General and administrative	66.4	140.6	25.6

(2)
During the year ended December 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to the two-tier restricted stock units upon the effectiveness of the Company's registration statement for its initial public offering. See Note 1, "Description of the Business and Summary of Significant Accounting Policies" for further details.

(3)
During the year ended the year ended December 31, 2017, general and administrative expense includes $9.4 million for a non-cash charitable contribution and $1.9 million of cash contributions to the Dropbox Charitable Foundation, a related party. See Note 15, "Related Party Transactions" for further details.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year ended December 31,
	2019	2018	2017
Net loss	$(52.7)	$(484.9)	$(111.7)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	2.9	(4.9)	5.2
Change in net unrealized losses on short-term investments	1.6	(0.5)	—
Total other comprehensive income (loss), net of tax	$4.5	$(5.4)	$5.2
Comprehensive loss	$(48.2)	$(490.3)	$(106.5)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	147.6	$615.3	187.1	$—	$446.0	$(937.5)	$(1.0)	$122.8
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	—	0.5	(0.5)	—	—
Release of restricted stock units	—	—	14.6	—	—	—	—	—
RSUs repurchased for tax withholdings on release of restricted stock	—	—	(5.5)	—	(87.9)	—	—	(87.9)
Donation of common stock to charitable foundation	—	—	0.6	—	9.4	—	—	9.4
Exercise of stock options and awards	—	—	0.2	—	0.5	—	—	0.5
Repurchase of unvested common stock (related to early exercised stock options)	—	—	(0.2)	—	—	—	—	—
Stock-based compensation	—	—	—	—	164.6	—	—	164.6
Other comprehensive income	—	—	—	—	—	—	5.2	5.2
Net loss	—	—	—	—	—	(111.7)	—	(111.7)
Balance at December 31, 2017	147.6	615.3	196.8	—	533.1	(1,049.7)	4.2	102.9
Release of restricted stock units	—	—	40.4	—	—	—	—	—
RSUs repurchased for tax withholdings on release of restricted stock	—	—	(15.6)	—	(226.9)	(124.9)	—	(351.8)
Conversion of preferred stock to common stock in connection with initial public offering	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	37.0	—	739.7	—	—	739.7
Exercise of stock options and awards	—	—	3.4	—	26.2	—	—	26.2
Stock-based compensation	—	—	—	—	650.1	—	—	650.1
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	(5.4)
Net loss	—	—	—	—	—	(484.9)	—	(484.9)
Balance at December 31, 2018	—	—	409.6	—	2,337.5	(1,659.5)	(1.2)	676.8
Cumulative-effect from adoption of ASC 842					—	1.0	—	1.0
Release of restricted stock units	—	—	11.2	—	—	—	—	—
RSUs repurchased for tax withholdings on release of restricted stock	—	—	(4.1)	—	(70.4)	(15.0)	—	(85.4)

Exercise of stock options and awards	—	—	0.3	—	2.2	—	—	2.2
Assumed stock options in connection with acquisition					0.8	—	—	0.8
Stock-based compensation	—	—	—	—	261.2	—	—	261.2
Other comprehensive income (loss)	—	—	—	—	—	—	4.5	4.5
Net loss	—	—	—	—	—	(52.7)	—	(52.7)
Balance at December 31, 2019	—	$—	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2019	2018	2017
Cash flow from operating activities
Net loss	$(52.7)	$(484.9)	$(111.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	173.5	166.8	181.8
Stock-based compensation	261.2	650.1	164.6
Amortization of deferred commissions	17.5	12.1	6.6
Donation of common stock to charitable foundation	—	—	9.4
Other	(16.6)	(1.9)	(1.7)
Changes in operating assets and liabilities:
Trade and other receivables, net	(7.5)	0.1	(14.4)
Prepaid expenses and other current assets	(18.2)	(47.9)	(18.2)
Other assets	61.2	(11.2)	(10.6)
Accounts payable	6.4	(1.7)	16.2
Accrued and other current liabilities	23.0	40.3	34.0
Accrued compensation and benefits	19.1	25.0	14.4
Deferred revenue	68.7	66.4	64.3
Other non-current liabilities	(62.4)	12.2	(4.4)
Tenant improvement allowance reimbursement	55.3	—	—
Net cash provided by operating activities	528.5	425.4	330.3
Cash flow from investing activities
Capital expenditures	(136.1)	(63.0)	(25.3)
Purchase of intangible assets	(1.7)	(3.0)	(0.8)
Business combinations, net of cash acquired	(173.9)	—	—
Purchases of short-term investments	(775.4)	(850.4)	—
Proceeds from maturities of short-term investments	294.8	212.4	—
Proceeds from sales of short-term investments	456.1	71.2	—
Other	16.2	(1.0)	2.2
Net cash used in investing activities	(320.0)	(633.8)	(23.9)
Cash flow from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	—	746.6	—
Payments of deferred offering costs	—	(4.5)	(2.5)
Shares repurchased for tax withholdings on release of restricted stock	(85.4)	(351.9)	(87.9)
Proceeds from issuance of common stock, net of repurchases	2.2	26.2	0.5
Principal payments on finance lease obligations(1)	(92.9)	(109.1)	(133.0)
Other	(0.6)	(6.5)	(8.8)
Net cash (used in) provided by financing activities	(176.7)	300.8	(231.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	(3.1)	2.6
Change in cash and cash equivalents	32.0	89.3	77.3
Cash and cash equivalents—beginning of period	519.3	430.0	352.7
Cash and cash equivalents—end of period	$551.3	$519.3	$430.0
Supplemental cash flow data:

Cash paid during the period for:
Interest	$9.8	$8.3	$10.8
Income taxes	$0.6	$1.4	$3.4
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$19.9	$7.3	$2.4
Property and equipment acquired under finance leases	$144.1	$98.5	$44.9
Deferred offering costs accrued in accounts payable and accrued liabilities	$—	$—	$1.6

(1)	Includes amounts attributable to related party transactions. See Note 15, "Related Party Transactions" for further details.
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 1. Description of the Business and Summary of Significant Accounting Policies
Business
Dropbox, Inc. (the “Company” or “Dropbox”) is the world’s first smart workspace. Dropbox was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

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

Upon the effectiveness of the registration statement for the Company's IPO, which was March 22, 2018, the liquidity event-related performance vesting condition, referred to as the Performance Vesting Condition, associated with the Company's two-tier restricted stock units ("RSUs") was satisfied. As a result, the Company recognized the cumulative unrecognized stock-based compensation related to its two-tier RSUs using the accelerated attribution method of $418.7 million attributable to service prior to such effective date. The remaining unamortized stock-based compensation as of December 31, 2018 related to the two-tier RSUs of $0.1 million was recognized in 2019.

During the first quarter of 2018, the Company's Board of Directors approved the acceleration of the Performance Vesting Condition for which the service condition was satisfied, to occur upon the effectiveness of the registration statement for the Company's IPO, rather than six months following an IPO. As a result, the Company released 26.8 million shares of common stock underlying the two-tier RSUs for which the Performance Vesting Condition was satisfied, and recorded $13.9 million in employer related payroll tax expenses associated with these same awards. See "—Stock-based compensation" for further discussion regarding the Company's two-tier RSUs.

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

The Company’s most significant estimate and use of judgment involves the valuation of acquired intangible assets and goodwill from business combinations.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 16, "Geographic Areas" for information regarding the Company's long-lived assets and revenue by geography.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $0.8 million and $1.9 million in the years ended December 31, 2019 and 2018, respectively.

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
The Company recognized $481.1 million, $411.6 million, and $353.0 million of revenue during the years ended December 31, 2019, 2018 and 2017, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2019, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied at the end of the reporting period was $613.4 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

As of December 31, 2019, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

Since August 2015, the Company has granted one-tier RSUs as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founders and certain executives, and has not granted any stock options to employees since then. The fair values of the common stock underlying the RSUs granted in periods prior to the date of the Company's IPO were determined by the Board of Directors, with input from management and contemporaneous third-party valuations, which were performed at least quarterly. For valuations after the Company's IPO, the Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

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

Cost of revenue
Cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of the Company’s platform for both paying users and free users, also known as Basic users. These costs, which are referred to as infrastructure costs, include depreciation of servers located in co-location facilities that the Company leases and operates, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, benefits, travel-related expenses, and stock-based compensation, which are referred to as employee-related costs, for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

Advertising and promotional expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $88.8 million, $100.9 million, and $80.1 million in the years ended December 31, 2019, 2018, and 2017, respectively.

Cash and cash equivalents
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, supranational securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.

The Company's short-term investments are classified as available-for-sale securities and are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Interest income is reported within interest income, net in the consolidated statements of operations. The Company periodically evaluates its short-term investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, and the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other-than-temporary, the difference is recognized as an impairment loss in the consolidated statements of operations.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents, and short-term investments with well-established financial institutions.

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 10% and 27% of total trade and other receivables, net as of December 31, 2019. Two distribution partners accounted for 14% and 23% of total trade and other receivables, net as of December 31, 2018. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for doubtful accounts.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors to determine the appropriate amount of the allowance. Accounts receivable deemed uncollectable are charged against the allowance for doubtful accounts when identified. The Company's allowance for doubtful accounts was $0.5 million and $1.2 million as of December 31, 2019 and 2018, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as non-current notes receivable. Non-trade receivables totaled $7.4 million and $46.2 million, as of December 31, 2019 and 2018, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $28.1 million and $32.0 million during the years ended December 31, 2019 and 2018, respectively.

Deferred commissions, net included in prepaid and other current assets were $19.9 million and $14.5 million as of December 31, 2019 and 2018, respectively. Deferred commissions, net included in other assets were $43.5 million and $38.3 million as of December 31, 2019 and 2018, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $17.5 million, $12.1 million, and $6.6 million for the years ended December 31, 2019, 2018, and 2017, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Equity investments
The Company holds an equity investment in a publicly traded company in which the Company does not have a controlling interest or significant influence. The investment is measured using quoted prices in its active market with changes recorded in other income, net, in the condensed consolidated statement of operations. As of December 31, 2019, the Company's equity investment had a carrying value of $9.8 million and is included in other assets in the condensed consolidated balance sheet. The Company recognized net gains of $4.5 million related to changes in quoted prices in the investment’s active market during the twelve month period ended December 31, 2019. The investment is classified as a Level 1 investment within the fair value hierarchy.

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable finance operating leases with various expiration dates through 2033. The Company determines if an arrangement contains a lease at inception.

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

The Company leases certain equipment from various third parties, through equipment finance leases. These leases either include a bargain purchase option, a full transfer of ownership at the completion of the lease term, or the terms of the leases are at least 75 percent of the useful lives of the assets and are therefore classified as finance leases. These leases are capitalized in property and equipment, net and the related amortization of assets under finance leases is included in depreciation and amortization expense in the Company’s consolidated statements of operations. Initial asset values and finance lease obligations are based on the present value of future minimum lease payments.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2019, 2018, and 2017.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. Under existing U.S. GAAP, there is diversity in practice in accounting for the costs of implementing cloud computing arrangements that are service contracts. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company does not expect the adoption of ASU No. 2018-15 to have a significant impact on its consolidated financial statements.

Recently adopted accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Most prominent among the changes in the standard is the recognition of right-of-use assets (“ROU assets”) and lease liabilities by lessees for certain leases classified as

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

operating leases under current GAAP. The Company made the policy election to not recognize a lease liability or right-of-use asset for short-term operating leases.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. Under existing U.S. GAAP, the measurement date for equity awards granted to nonemployees is the earlier of the performance commitment date or the date the performance is complete. The amendments in ASU No. 2018-07 allow for measurement of these awards on the grant date, consistent with equity awards granted to employees. The Company adopted ASU No. 2019-07 on January 1, 2019. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

Prior Period Reclassifications

Certain amounts in prior periods have been reclassified to conform with current period presentation.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments
The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2019 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$105.0	$—	$—	$105.0
Cash equivalents
Money market funds	444.3	—	—	444.3
Commercial paper	2.0	—	—	2.0
Total cash and cash equivalents	$551.3	$—	$—	$551.3
Short-term investments
Corporate notes and obligations	285.5	1.2	(0.1)	286.6
U.S. Treasury securities	171.0	0.3	—	171.3
Asset backed securities	53.8	—	—	53.8
Certificates of deposit	38.2	—	—	38.2
U.S. agency obligations	27.2	—	—	27.2
Commercial paper	24.2	—	—	24.2
Supranational securities	4.0	—	—	4.0
Municipal securities	2.4	—	—	2.4
Total short-term investments	606.3	1.5	(0.1)	607.7
Total	$1,157.6	$1.5	$(0.1)	$1,159.0

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2018 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$103.0	$—	$—	$103.0
Cash equivalents
Money market funds	355.5	—	—	355.5
Commercial paper	27.4	—	—	27.4
U.S. Treasury securities	33.4			33.4
Total cash and cash equivalents	$519.3	$—	$—	$519.3
Short-term investments
Corporate notes and obligations	269.6	0.1	(0.5)	269.2
U.S. Treasury securities	176	—	(0.1)	175.9
Certificates of deposit	70.6	—	—	70.6
U.S. agency obligations	37.1	—	—	37.1
Commercial paper	17.2	—	—	17.2
Total short-term investments	570.5	0.1	(0.6)	570.0
Total	$1,089.8	$0.1	$(0.6)	$1,089.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.5 million and $11.9 million as of December 31, 2019 and December 31, 2018, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2019.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2019:

	Amortized cost	Estimated fair value

Due within one year	$275.9	$276.5
Due between one to three years	310.7	311.5
Due after three years	19.7	19.7
Total	$606.3	$607.7

The Company had 62 short-term investments in unrealized loss positions as of December 31, 2019. The short-term investments have been in unrealized loss positions for less than twelve months. The total fair value of such investments is $125.6 million with unrealized losses of $0.1 million. There were no material gross unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2019.

For investments in available-for-sale debt securities that have unrealized losses, the Company evaluates whether (i) it has the intention to sell any of these investments and (ii) whether it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. Based on this evaluation, the Company determined that there were no other-than-temporary impairments associated with short-term investments as of December 31, 2019.

The Company recorded $22.8 million, $16.8 million, and $3.0 million in interest income from its cash, cash equivalents and short-term investments for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$444.3	$—	$—	$444.3
Commercial paper	—	2.0	—	2.0
Total Cash Equivalents	$444.3	$2.0	$—	$446.3
Short-term investments
Corporate notes and obligations	—	286.6	—	286.6
U.S. Treasury securities	—	171.3	—	171.3
Certificates of deposit	—	38.2	—	38.2
Asset-backed securities	—	53.8	—	53.8
Commercial paper	—	24.2	—	24.2
U.S. agency obligations	—	27.2	—	27.2
Supranational securities	—	4.0	—	4.0
Municipal securities	—	2.4	—	2.4
Total short-term investments	—	607.7	—	607.7
Equity Investments	9.8	—	—	9.8
Total	$454.1	$609.7	$—	$1,063.8

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$355.5	$—	$—	$355.5
U.S Treasury securities	—	33.4		33.4
Commercial paper	—	27.4	—	27.4
Total Cash Equivalents	$355.5	$60.8	$—	$416.3
Short-term investments
Corporate notes and obligations	—	269.2	—	269.2
U.S. Treasury securities	—	175.9	—	175.9
Certificates of deposit	—	70.6	—	70.6
U.S agency obligations	—	37.1	—	37.1
Commercial paper		17.2		17.2
Total short-term investments	—	570.0	—	570.0
Total	$355.5	$630.8	$—	$986.3

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
Datacenter and other computer equipment	$749.3	$667.4
Furniture and fixtures	35.5	23.8
Leasehold improvements	211.4	150.5
Construction in progress	36.3	32.8
Total property and equipment	1,032.5	874.5
Accumulated depreciation and amortization	(587.2)	(563.9)
Property and equipment, net	$445.3	$310.6

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2019 and 2018, respectively, included a total of $321.8 million and $362.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure assets under finance leases totaled $124.6 million and $211.7 million as of December 31, 2019 and 2018, respectively.
Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.
In the third quarter of 2019, the Company relocated from its former corporate headquarters to its new corporate headquarters. During the third quarter, the Company completed recognizing depreciation expense on assets related to its former headquarters, and commenced depreciation expense related to assets for its new corporate headquarters. Depreciation expense related to property and equipment was $159.9 million and $158.6 million for the years ended December 31, 2019 and 2018 respectively.
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

One-time acquisition-related diligence costs of $1.0 million were expensed within general and administrative expenses as incurred for the year ended December 31, 2019.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6. Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31,		Weighted- average remaining useful life (In years)
	2019	2018
Developed technology	$25.8	$47.0	4.0
Customer relationships	20.5	0.0	4.1
Software	20.0	19.2	1.7
Patents	13.0	13.0	7.6
Assembled workforce in asset acquisitions	12.6	12.6	1.0
Licenses	4.6	4.6	1.5
Trademarks and trade names	5.2	0.7	4.1
Other	3.3	3.3	5.6
Total intangibles	105.0	100.4
Accumulated amortization	(57.6)	(85.7)
Intangible assets, net	$47.4	$14.7

During the first quarter of 2019 the Company retired $41.7 million in fully amortized developed technology assets.
Amortization expense was $13.6 million, $6.1 million, and $10.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Expected future amortization expense for intangible assets as of December 31, 2019, is as follows:

2020	$13.9
2021	11.6
2022	8.3
2023	7.7
2024	3.3
Thereafter	2.6
Total	$47.4

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 7. Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2018	$96.5
HelloSign acquisition	133.0
Other acquisition	2.4
Effect of foreign currency translation	2.6
Balance at December 31, 2019	$234.5

The goodwill acquired from HelloSign and our other acquisition is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies.

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2019, 2018, and 2017.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2019 and December 31, 2018, respectively.

The Company had an aggregate of $59.7 million of letters of credit outstanding under the revolving credit facility as of December 31, 2019, and the Company’s total available borrowing capacity under the revolving credit facility was $665.3 million as of December 31, 2019. The Company’s letters of credit expire between April 2020 and April 2022.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 9. Leases
Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 1 year to 4 years.  Sublease income, which is recorded as a reduction of rental expense, was $7.1 million for the year ended December 31, 2019 and $11.8 million for the year ended December 31, 2018.

The components of single lease cost were as follows:

	Year ended December 31,
	2019	2018
Operating lease cost (1)	103.2	85.9
Finance lease cost:
Amortization of assets under finance lease	80.3	87.6
Interest	9.2	8.0
Total finance lease cost	89.5	95.6

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

Year ended December 31, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$102.8
Payments for finance leases included in cash from operating activities	9.2
Payments for finance leases included in cash from financing activities	92.9
Assets obtained in exchange for lease obligations:
Operating leases(2)	297.0
Finance leases	$144.1
(2) Includes the impact of the Company taking initial possession of the second and third phases of its new corporate headquarters in April and December of 2019, respectively, of $260.0 million.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2019

Weighted Average Remaining Lease Term (in years)
Operating leases	11.3
Finance leases	3.0

Weighted Average Discount Rate
Operating leases	4.3%
Finance leases	4.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2020	$115.9	$84.1
2021	108.0	68.9
2022	98.2	54.8
2023	82.0	21.1
2024	74.2	0.1
Thereafter	583.0	0.0
Total future minimum lease payments	1,061.3	229.0
Less imputed interest	(250.2)	(14.1)
Less tenant incentive receivables	(19.3)	—
Total liability	$791.8	$214.9

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of December 31, 2019, the Company is entitled to non-cancelable rent payments from its sub-tenants of $34.5 million, which will be collected over the next 1 to 4 years.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements expected to be received in the second phase. In December 2019, the Company took possession of the third phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements expected to be received in the third phase. The Company's total expected minimum obligations for all three phases of the lease are $836.4 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. For the twelve month period ended December 31, 2019, the Company collected tenant improvement reimbursements from the landlord totaling $55.3 million.

The Company moved into its new corporate headquarters and vacated its old corporate headquarters in the third quarter of 2019, at which time the Company began to make recurring rental payments for its new corporate headquarters and stopped

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

incurring expense on its old headquarters. The Company will continue to pay cash rental payments for its old corporate headquarters until the first quarter of 2020.

As of December 31, 2019, the Company had commitments of $91.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence between 2019 and 2021 with lease terms of 4 years to 12 years.

Note 10.	Commitments and Contingencies

Other commitments
Other commitments include payments to third-party vendors for services related to the Company's infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2019, are as follows, and exclude non-cancelable rent payments from the Company's sub-tenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2020	$84.1	$119.5	$48.8
2021	68.9	116.4	6.7
2022	54.8	108.1	0.7
2023	21.1	91.6	0.4
2024	0.1	83.9	—
Thereafter	—	636.2	16.7
Future minimum payments	229.0	$1,155.7	$73.3
Less interest and taxes	(14.1)
Less current portion of the present value of minimum lease payments	(76.7)
Financing lease obligations, net of current portion	$138.2

(1)This balance includes short-term lease obligations and operating leases that we have entered into but have not yet commenced.
(2)This balance excludes founder holdbacks related to our acquisition of HelloSign. See Note 5, "Business Combinations" for further details.

Legal matters

From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The matters described in Item 3. ("Legal Proceedings") are examples of the types of claims Dropbox is currently defending. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its condensed consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

We are currently involved in four putative class action lawsuits alleging violations of the federal securities laws that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California. The six lawsuits each make the same or similar allegations of violations of the Securities Act of 1933, as amended, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position.

Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims.

Note 11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2019	2018

Non-income taxes payable	$92.2	$75.7
Accrued legal and other external fees	29.2	28.1
Deferred rent	—	41.0
Other accrued and current liabilities	40.5	19.7
Total accrued and other current liabilities	$161.9	$164.5

The decrease in deferred rent from December 31, 2018 is due to the Company's adoption of ASC 842 on January 1, 2019 using the modified retrospective approach. As of December 31, 2019, deferred rent reduces the Company's operating right-of-use asset. See Note 9 "Leases" for additional discussion.

Note 12. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. Holders of Class B common stock voluntarily converted 38.9 million and 157.0 million shares into an equivalent number shares of Class A common stock during the years ended December 31, 2019 and December 31, 2018 respectively.
As of December 31, 2019, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of December 31, 2019, 255.8 million shares of Class A common stock, 161.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2018, 211.0 million shares of Class A common stock, 198.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2019 exclude restricted stock awards granted to certain executives during the year. Class A shares issued and outstanding as of December 31, 2019 and 2018 exclude 14.7 million unvested restricted stock awards granted to the Company's founders. See "Co-Founder Grants" section below for further details.
Convertible preferred stock

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Immediately prior to the closing of the Company’s IPO, all of the 147.3 million shares of convertible preferred stock converted into an equivalent number of shares of Class B common stock. Further, pursuant to transfer agreements with certain of the Company’s stockholders, 0.3 million shares of the Company’s convertible preferred stock automatically converted into an equivalent number of shares of Class A common stock. As of December 31, 2019 the Company has zero authorized, issued and outstanding shares of convertible preferred stock.
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

As of December 31, 2019, there were 32.7 million stock-based awards issued and outstanding and 66.2 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2019 and 2018:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance at December 31, 2017	9.0	5.0	$10.52	5.5		54.9	$15.6
Reserved for issuance under the 2018 Plan	41.4
Additional shares authorized	1.3
Options exercised and RSUs released	—	(3.4)	$7.75			(40.4)	15.42
Options and RSUs canceled	6.0	(0.3)	$22.90			(5.7)	16.78
Shares repurchased for tax withholdings on release of restricted stock	15.6						15.45
Restricted stock granted	(16.2)					16.2	20.26
Balance at December 31, 2018	57.1	1.3	$14.68	5.0	9.1	25.0	$18.68
Additional shares authorized	21.2	—	—			—	—
Stock options assumed	0.9	0.9	6.02			—	—
Options exercised and RSUs released	—	(0.3)	6.82			(11.2)	19.01
Options and RSUs canceled	7.1	(0.2)	18.89			(6.9)	19.32
Shares repurchased for tax withholdings on release of restricted stock	4.1	—	—			—	18.87
Restricted stock, awards and options granted	(24.2)	0.3	23.09			23.8	21.34
Balance as of December 31, 2019	66.2	2.0	$12.28	6.5	16.40	30.7	$20.48
Vested at December 31, 2019		1.3	$16.01	5.4	7.90	—	$—
Unvested at December 31, 2019		0.7	$5.76		8.50	30.7	$20.48

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Intrinsic value of options exercised	$5.3	$59.0

As of December 31, 2019, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $597.7 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of December 31, 2019.
The total fair value of released RSUs, as of their respective vesting dates, during the years ended December 31, 2019, 2018 and 2017 were $235.0 million, $913.5 million, and $232.5 million, respectively.

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

The Co-Founder Grants are eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grants comprise nine tranches that are eligible to vest based on the achievement of stock price goals ranging from $30 to $90 per share, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period began on January 1, 2019.

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

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018. The Company recognized stock-based compensation expense related to the Co-Founder Grants of $34.9 and $37.0 million during the years ended December 31, 2019 and December 31, 2018, respectively. Unamortized stock-based compensation expense related to the Co-Founder Grants was $84.2 million and $119.3 million for the years ended December 31, 2019 and December 31, 2018, respectively.
Award modifications
During the year ended December 31, 2017, the Company's Board of Directors voted to approve a modification of vesting schedules for certain unvested one-tier and two-tier RSUs to align the vesting schedules for all RSUs to vest once per quarter. The modification was effective February 15, 2018, which resulted in accelerated vesting of impacted RSUs that had met their service requirement as of that date. As a result, the Company recognized an incremental $10.0 million in stock-based compensation during the first quarter of 2018, related to these modified one-tier and two-tier RSUs.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A and Class B common stock issued upon conversion of the outstanding shares of convertible preferred stock in the IPO are included in the table below weighted for the period outstanding in the year ended December 31, 2018. Additionally, the voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the period outstanding in the years ended December 31, 2019 and December 31, 2018:

	Year ended December 31,
	2019		2018		2017
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(30.3)	$(22.4)	$(138.7)	$(346.2)	$(3.6)	$(108.1)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	236.8	174.8	102.6	256.0	6.3	189.6
Net loss per common share, basic and diluted	$(0.13)	$(0.13)	$(1.35)	$(1.35)	$(0.57)	$(0.57)

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

	Year ended December 31,
	2019	2018	2017
Convertible preferred stock	—	—	147.6
Restricted stock units	28.9	35.0	52.7
Restricted stock awards	0.4	—	0.0
Options to purchase shares of common stock	1.9	4.0	5.1
Co-Founder Grants	14.7	14.7	0.8
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	0.1	0.2
Total	45.9	53.8	206.4

Note 14. Income Taxes
For the years ended December 31, 2019, 2018, and 2017, the Company’s loss from continuing operations before provision for income taxes was as follows:

	Year ended December 31,
	2019	2018	2017
Domestic	$(98.8)	$(497.1)	$(76.9)
Foreign	46.8	17.0	(34.6)
Loss before income taxes	$(52.0)	$(480.1)	$(111.5)

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The components of the benefit from (provision for) income taxes in the years ended December 31, 2019, 2018, and 2017, were as follows:

	Year ended December 31,
	2019	2018	2017
Current:
Federal	$0.1	$(0.1)	$0.1
State	(0.6)	(0.2)	(0.3)
Foreign	(7.7)	(4.6)	(2.3)
Deferred:
Federal	6.6	—	1.4
State	0.6	—	—
Foreign	0.3	0.1	0.9
Benefit from (provision for) income taxes	$(0.7)	$(4.8)	$(0.2)

A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows (in millions):

	Year ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rate	$10.9	$100.8	$37.9
State taxes, net of federal benefit	2.4	10.7	1.7
Foreign rate differential	(0.9)	1.8	(12.3)
Research and other credits	30.2	86.5	25.4
Non-deductible compensation	(3.4)	—	—
Meals & entertainment	(2.5)	(2.2)	(0.2)
Permanent differences	(2.1)	(16.2)	(8.8)
Tax Cuts and Jobs Act impact	—	—	(61.7)
Change in valuation allowance	(32.2)	(240.7)	38.9
Stock-based compensation	1.8	57.3	(20.1)
Other non-deductible items	(4.9)	(2.8)	(1.0)
Benefit from (provision for) income taxes	$(0.7)	$(4.8)	$(0.2)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018 were as follows:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$257.2	$264.8
Research credit carryforwards	188.6	157.3
Stock-based compensation	29.3	11.1
Accruals and reserves	32.3	42.0
Fixed assets and intangible assets	—	0.7
Lease liability	189.8	—
Other	1.0	1.1
Gross deferred tax assets	698.2	477.0
Valuation allowance	(510.8)	(476.0)
Total deferred tax assets, net of valuation allowance	187.4	1.0
Deferred tax liabilities:
Fixed assets and intangible assets	13.1	—
Right of use assets	172.7	—
Other	0.3	—
Total deferred tax liability	186.1	—
Net deferred tax assets	$1.3	$1.0

For the years ended December 31, 2019 and 2018, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the U.S., Ireland, and Israel net deferred tax assets were fully realizable as of December 31, 2019 and 2018. Accordingly, the Company established a full valuation allowance against its U.S. and Ireland deferred tax assets and a partial valuation allowance against its Israeli deferred tax assets.
As of December 31, 2019, the Company had $916.9 million of federal, $390.8 million of state, and $244.3 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $288.9 million will begin to expire in 2032 and $628.0 million will carryforward indefinitely, while state net operating losses begin to expire in 2026.
As of December 31, 2019, the Company had research credit carryforwards of $171.7 million and $94.6 million for federal and state income tax purposes, respectively, of which $42.8 million and $23.6 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal credit carryforward will begin to expire in 2027. The state research credits have no expiration date. The Company also had $3.6 million of state enterprise zone credit carryforwards, which will begin to expire in 2023.
As of December 31, 2019, the Company also had $221.4 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, the Company had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. The Company also had $0.7 million of foreign tax credit carryforwards, which will carryforward indefinitely.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has determined that it has experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, the Company does not expect that the annual limitations will significantly impact its ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2019, the balance of unrecognized tax benefits was $74.5 million of which $8.1 million, if recognized, would affect the effective tax rate and $66.4 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2019	2018	2017
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$59.8	$25.6	$15.7
Gross increases related to prior period tax positions	0.1	1.1	—
Gross increases related to current period tax positions	14.6	33.1	9.9
Balance of gross unrecognized tax benefits at the end of the fiscal year	$74.5	$59.8	$25.6

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2019, the amount of accrued interest and penalties related to uncertain tax positions was $2.6 million. Interest and penalties recognized for the year ended December 31, 2019, 2018, and 2017 was $1.3 million, $0.7 million, and $0.2 million, respectively.
The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations and resolution and/or closure of audits. As of December 31, 2019, the Company anticipates the gross unrecognized tax benefits would not significantly change in the next 12 months.
The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2007 remain open for examination by the federal and state authorities, and from 2013 by foreign authorities.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2019, there were no cumulative undistributed earnings in its Irish subsidiary and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries, if any, are immaterial.
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

There were no contributions to the Foundations during the years ended December 31, 2019 and December 31, 2018.

Note 16. Geographic Areas
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2019	2018
United States	$431.9	$293.6
International(1)	13.4	17.0
Total property and equipment, net	$445.3	$310.6

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2019 and 2018.
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2019, 2018, and 2017:

	Year ended December 31,
	2019	2018	2017
United States	$854.1	$706.5	$575.7
International(1)	807.2	685.2	531.1
Total revenue	$1,661.3	$1,391.7	$1,106.8

(1)	No single country outside of the United States accounted for more than 10 percent of total revenue during the years ended December 31, 2019, 2018, and 2017

Note 17. Subsequent Events

On February 19, 2020, our Board of Directors authorized the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Under the stock repurchase program, the Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases or in privately negotiated transactions, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time. There have been no purchases of common stock executed under the repurchase program as of the date of this filing.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
Our management, under the supervision of our Chief Financial Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2020 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2019.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38434	3.3	May 11, 2018

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4*	Description of Capital Stock

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.2	March 21, 2018

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	S-1	333-223182	10.8	February 23, 2018

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Restricted Stock Agreement between the Registrant and Arash Ferdowsi.	S-1	333-223182	10.10	February 23, 2018

		Form	File Number	Exhibit	Filed with SEC
10.11*+	Form of Change in Control and Severance Agreement between the Registrant and certain executive officers.

10.12+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.13+	Employment Letter between the Registrant and Arash Ferdowsi.	S-1/A	333-223182	10.13	March 12, 2018

10.14*+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.

10.15*+	Employment Letter between the Registrant and Olivia Nottebohm.

10.16*+	Employment Letter between the Registrant and Bharat Mediratta.

10.17*+	Employment Letter between the Registrant and Timothy Young.

10.18	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.19	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.20	Second Amendment and Restatement to the Revolving Credit and Guaranty Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 3, 2017.	S-1	333-223182	10.20	February 23, 2018

10.21	Incremental Facility and Amendment Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 9, 2018.	S-1	333-223182	10.21	February 23, 2018

10.22*+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.

21.1	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Form	File Number	Exhibit	Filed with SEC
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.
The following financial statements from the Company's Annual Report on Form 10-K for the quarter ended December 31, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statement of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 21, 2020.

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

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 21, 2020

/s/ Ajay V. Vashee Ajay V. Vashee	Chief Financial Officer (Principal Financial Officer)	February 21, 2020

/s/ Timothy J. Regan Timothy J. Regan	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2020

/s/ Donald W. Blair Donald W. Blair	Director	February 21, 2020

/s/ Lisa Campbell Lisa Campbell	Director	February 21, 2020

/s/ Arash Ferdowsi Arash Ferdowsi	Director	February 21, 2020

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 21, 2020

/s/ Robert J. Mylod Jr. Robert J. Mylod, Jr.	Director	February 21, 2020

/s/ Karen A. Peacock Karen A. Peacock	Director	February 21, 2020

/s/ Condoleezza Rice Condoleezza Rice	Director	February 21, 2020

/s/ R. Bryan Schreier R. Bryan Schreier	Director	February 21, 2020

/s/ Margaret C. Whitman Margaret C. Whitman	Director	February 21, 2020