Form 10-Q
period 2020-03-31
DROPBOX, INC.
filed 2020-05-08
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or
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

As of May 4, 2020, there were 262,947,182 shares of the registrants’ Class A common stock outstanding (which excludes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 4,122,149 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 150,266,636 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•
our expectations regarding the potential impacts of the outbreak of the COVID-19 pandemic and related public health measures on our business, the business of our customers, suppliers and partners, and the economy;

•	our ability to compete successfully in competitive markets;

•	the demand for our platform or for content collaboration solutions in general;

•	possible harm caused by significant disruption of service or loss or unauthorized access to users’ content;

•	our ability to effectively integrate our platform with others;

•	our ability to respond to rapid technological changes;

•	our ability to achieve or maintain profitability;

•	our expectations and management of future growth;

•	our ability to grow due to our lack of a significant outbound sales force;

•	our ability to attract large organizations as users;

•	our ability to offer high-quality customer support;

•	our ability to manage our international expansion;

•	our ability to attract and retain key personnel and highly qualified personnel;

•	the expected timing and amount of our share repurchases;

•	our ability to protect our brand;

•	our ability to prevent serious errors or defects in our platform;

•	our ability to maintain, protect, and enhance our intellectual property; and

•	our ability to successfully identify, acquire, and integrate companies and assets.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$486.4	$551.3
Short-term investments	614.4	607.7
Trade and other receivables, net	36.9	36.7
Prepaid expenses and other current assets	57.5	47.5
Total current assets	1,195.2	1,243.2
Property and equipment, net	473.2	445.3
Operating lease right-of-use asset	708.1	657.9
Intangible assets, net	44.4	47.4
Goodwill	233.3	234.5
Other assets	63.1	70.9
Total assets	$2,717.3	$2,699.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38.8	$40.7
Accrued and other current liabilities	149.5	161.9
Accrued compensation and benefits	41.4	101.4
Operating lease liability	84.3	79.9
Finance lease obligation	80.0	76.7
Deferred revenue	576.8	554.2
Total current liabilities	970.8	1,014.8
Operating lease liability, non-current	771.6	711.9
Finance lease obligation, non-current	147.9	138.2
Other non-current liabilities	26.6	25.9
Total liabilities	1,916.9	1,890.8
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,528.5	2,531.3
Accumulated deficit	(1,726.6)	(1,726.2)
Accumulated other comprehensive income (loss)	(1.5)	3.3
Total stockholders’ equity	800.4	808.4
Total liabilities and stockholders’ equity	$2,717.3	$2,699.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2020	2019

Revenue	$455.0	$385.6
Cost of revenue(1)	103.1	98.4
Gross profit	351.9	287.2
Operating expenses(1):
Research and development	181.8	150.0
Sales and marketing	104.3	101.5
General and administrative(2)	39.0	57.0
Total operating expenses	325.1	308.5
Income (loss) from operations	26.8	(21.3)
Interest income, net	2.4	3.7
Other income, net	10.6	4.2
Income (loss) before income taxes	39.8	(13.4)
Benefit from (provision for) income taxes	(0.5)	5.7
Net income (loss)	$39.3	$(7.7)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$0.09	$(0.02)
Diluted net income (loss) per share	$0.09	$(0.02)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	417.3	410.5
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	419.3	410.5

(1)	Includes stock-based compensation as follows (in millions):

	Three months ended March 31,
	2020	2019

Cost of revenue	$3.5	$3.0
Research and development	37.2	30.5
Sales and marketing	6.7	7.1
General and administrative(2)	(7.6)	15.0

(2)
On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019

Net income (loss)	$39.3	$(7.7)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(3.0)	1.1
Change in net unrealized gains (losses), on short-term investments	(1.8)	1.9
Total other comprehensive income (loss), net of tax	$(4.8)	$3.0
Comprehensive income (loss)	$34.5	$(4.7)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three months ended March 31, 2020						Three months ended March 31, 2019
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	—	—	1.0	—	1.0
Release of restricted stock units	2.7	—	—		—	—	2.6	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock	(1.0)	—	(9.3)	(9.6)	—	(18.9)	(1.0)	—	(17.0)	(8.5)	—	(25.5)
Repurchases of common stock	(3.7)	—	(33.9)	(30.1)	—	(64.0)	—	—	—	—	—	—
Exercise of stock options and awards	0.1	—	0.6	—	—	0.6	0.2	—	0.9	—	—	0.9
Assumed stock options in connection with acquisition						—			0.8			0.8
Stock-based compensation	—	—	39.8	—	—	39.8	—	—	55.6	—	—	55.6
Other comprehensive income (loss)	—	—	—	—	(4.8)	(4.8)	—	—	—	—	3.0	3.0
Net income (loss)	—	—	—	39.3	—	39.3	—	—	—	(7.7)	—	(7.7)
Balances at end of period	415.1	$—	$2,528.5	$(1,726.6)	$(1.5)	$800.4	411.4	$—	$2,377.8	$(1,674.7)	$1.8	$704.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2020	2019

Cash flow from operating activities
Net income (loss)	39.3	$(7.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.5	45.8
Stock-based compensation	39.8	55.6
Net gains on equity investments	(11.0)	—
Amortization of deferred commissions	5.1	3.9
Other	1.2	(4.4)
Changes in operating assets and liabilities:
Trade and other receivables, net	(1.2)	(5.1)
Prepaid expenses and other current assets	(14.7)	(14.2)
Other assets	17.8	11.2
Accounts payable	(7.8)	(5.2)
Accrued and other current liabilities	(9.9)	10.0
Accrued compensation and benefits	(59.7)	(45.9)
Deferred revenue	22.2	18.6
Other non-current liabilities	(16.5)	(13.2)
Tenant improvement allowance reimbursement	9.2	13.8
Net cash provided by operating activities	53.3	63.2
Cash flow from investing activities
Capital expenditures	(27.8)	(29.7)
Business combinations, net of cash acquired	—	(172.1)
Purchases of short-term investments	(120.5)	(153.0)
Proceeds from sales of short-term investments	65.1	110.2
Proceeds from maturities of short-term investments	67.7	66.6
Other	3.8	4.7
Net cash used in investing activities	(11.7)	(173.3)
Cash flow from financing activities
Shares repurchased for tax withholdings on release of restricted stock	(18.9)	(25.5)
Proceeds from issuance of common stock, net of repurchases	0.7	0.9
Principal payments on finance lease obligations	(21.7)	(26.2)
Common stock repurchases	(64.0)	—
Other	(0.4)	(0.2)
Net cash used in financing activities	(104.3)	(51.0)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.0
Change in cash and cash equivalents	(64.9)	(160.1)
Cash and cash equivalents - beginning of period	551.3	519.3
Cash and cash equivalents - end of period	$486.4	$359.2

Supplemental cash flow data:
Property and equipment acquired under finance leases	$34.7	$39.9

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

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income (loss), statements of stockholders' equity and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2020 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

The Company’s most significant estimates and judgments involves the valuation of acquired intangible assets and goodwill from business combinations.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 15, "Geographic Areas" for information regarding the Company’s long-lived assets and revenue by geography.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

rates. The Company recorded net foreign currency transactions losses of $1.2 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively

Revenue recognition
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

The Company recognized $257.5 million and $222.6 million of revenue during the three months ended March 31, 2020, and 2019, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2020, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $630.0 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

As of March 31, 2020, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. See Note 12, "Stockholders' Equity" for further information.

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

Cash and cash equivalents
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. The Company monitors its credit risk by considering factors such as historical experience, credit ratings, current economic conditions, and reasonable and supportable forecasts.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, equity securities, U.S. agency obligations, supranational securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. With the exception of the equity security, the Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any credit losses for its short-term investments as of March 31, 2020

The Company holds an equity security in a publicly traded company in which the Company does not have a controlling interest or significant influence. The investment is measured using quoted prices in its active market with changes recorded in other income, net, in the condensed consolidated statement of operations. As of March 31, 2020, the Company's equity security totaled $20.6 million and is included in short-term investments in the condensed consolidated balance sheet. The Company recognized net gains of $11.0 million related to changes in quoted prices in the investment’s active market during the three months ended March 31, 2020. The investment is classified as a Level 1 investment within the fair value hierarchy.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents, and short-term investments with well-established financial institutions.

Trade accounts receivables are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 53% of total trade and other receivables, net as of March 31, 2020. Two distribution partners accounted for 10% and 27% of total trade and other receivables, net as of December 31, 2019. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.8 million and $7.3 million during the three months ended March 31, 2020 and 2019, respectively.

Deferred commissions, net included in prepaid and other current assets were $22.1 million and $19.9 million as of March 31, 2020 and December 31, 2019, respectively. Deferred commissions, net included in other assets were $44.0 million and $43.5 million as of March 31, 2020 and December 31, 2019, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $5.1 million and $3.9 million for the three months ended March 31, 2020 and 2019, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Lease obligations
The Company leases office space, datacenters, and equipment under non-cancelable finance and operating leases with various expiration dates through 2036. The Company determines if an arrangement contains a lease at inception.

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

Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, such as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform Act") and the 2020 Coronavirus Aid, Relief, and Economic Security Act ("2020 CARES Act"), correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.

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

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material to the Company's consolidated financial statements. The Company did not record any material credit losses during the three months ended March 31, 2020.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which amends disclosure requirements for fair value measurements by requiring new disclosures, modifying existing requirements, and eliminating others. The amendments are the result of a broader disclosure project, which aims to improve the effectiveness of disclosures. The Company adopted ASU No. 2018-13 on January 1, 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU No. 2018-15 amend the definition of a hosting arrangement and requires a customer in a hosting arrangement that is a service contract to capitalize certain costs as if the arrangement were an internal-use software project. The Company adopted ASU No. 2018-15 on January 1, 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU simplifies accounting for income taxes by removing the exception to the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or gain for other items, the exception to the requirement to recognize a deferred tax liability for equity method investments when a foreign subsidiary becomes an equity method investment, the exception to the ability not to recognize a deferred tax liability for a foreign subsidiary when a foreign equity method investment becomes a subsidiary, and the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. This ASU also includes other requirements related to franchise tax, goodwill as part of a business combination, consolidations, changes in tax laws, and affordable housing projects. The Company adopted ASU No. 2019-12 on January 1, 2020. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and available-for-sale securities as of March 31, 2020 and December 31, 2019 consisted of the following:

	As of March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$112.1	$—	$—	$112.1
Cash equivalents
Money market funds	373.0	—	—	373.0
Commercial paper	1.3	—	—	1.3
Total cash and cash equivalents	$486.4	$—	$—	$486.4
Short-term investments
Corporate notes and obligations	289.0	0.6	(2.7)	286.9
U.S. Treasury securities	173.3	2.1	—	175.4
Asset-backed securities	59.1	0.1	(0.7)	58.5
Certificates of deposit	30.8	—	—	30.8
Commercial Paper	21.4	—	—	21.4
U.S. agency obligations	15.3	0.2	—	15.5
Supranational securities	2.8	—	—	2.8
Municipal securities	2.5	—	—	2.5
Total available-for-sale securities	594.2	3.0	(3.4)	593.8
Total	$1,080.6	$3.0	$(3.4)	$1,080.2

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$105.0	$—	$—	$105.0
Cash equivalents:
Money market funds	444.3	—	—	444.3
Commercial paper	2.0	—	—	2.0
Total cash and cash equivalents	$551.3	$—	$—	$551.3
Investments				—
Corporate notes and obligations	285.5	1.2	(0.1)	286.6
U.S. Treasury securities	171.0	0.3	—	$171.3
Asset backed securities	53.8	—	—	53.8
Certificates of deposit	38.2	—	—	38.2
U.S. agency obligations	27.2	—	—	$27.2
Commercial paper	24.2	—	—	24.2
Supranational securities	4.0	—	—	4.0
Municipal securities	2.4	—	—	2.4
Total short-term investments	606.3	1.5	(0.1)	607.7
Total	$1,157.6	$1.5	$(0.1)	$1,159.0

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.8 million and $11.5 million as of March 31, 2020 and December 31, 2019, respectively.

With the exception of our equity security, all short-term investments were designated as available-for-sale securities as of March 31, 2020. The total fair value of short-term investments was $614.4 million as of March 31, 2020. All short-term investments were designated as available-for-sale securities as of December 31, 2019.

The following table presents the contractual maturities of the Company’s available for sale securities as of March 31, 2020:

	As of March 31, 2020
	Amortized cost	Estimated fair value

Due within one year	288.3	289.1
Due between one to three years	280.8	280.1
Due after three years	25.1	24.6
Total	$594.2	$593.8

The Company had 194 available-for-sale securities in unrealized loss positions as of March 31, 2020. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

As of March 31, 2020, the Company’s short-term investments portfolio consisted of nine security types, two of which were in an unrealized loss position. The Company’s corporate notes and obligations and asset backed securities had unrealized losses of approximately $2.7 million and $0.7 million, respectively as of March 31, 2020. Unrealized losses on corporate notes and obligations and asset backed securities have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations and asset backed securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company recorded $5.1 million and $6.2 million in interest income from its cash, cash equivalents and short-term investments for the three months ended March 31, 2020 and 2019, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$373.0	$—	$—	$373.0
Commercial paper	—	1.3	—	1.3
Total cash equivalents	$373.0	$1.3	$—	$374.3
Short-term investments
Corporate notes and obligations	—	286.9	—	286.9
U.S. Treasury securities	—	175.4	—	175.4
Asset backed securities	—	58.5	—	58.5
Certificates of deposit	—	30.8	—	30.8
Commercial paper	—	21.4	—	21.4
Equity securities	20.6	—	—	20.6
U.S agency obligations	—	15.5	—	15.5
Supranational securities	—	2.8	—	2.8
Municipal securities	—	2.5	—	2.5
Total short-term investments	$20.6	$593.8	$—	$614.4
Total cash equivalents and short-term investments	$393.6	$595.1	$—	$988.7

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$444.3	$—	$—	$444.3
Commercial paper	—	2.0	—	2.0
Total Cash Equivalents	$444.3	$2.0	$—	$446.3
Short-term investments
Corporate notes and obligations	—	286.6	—	286.6
U.S. Treasury securities	—	171.3	—	171.3
Asset-backed securities	—	53.8	—	53.8
Certificates of deposit	—	38.2	—	38.2
U.S. agency obligations	—	27.2	—	27.2
Commercial paper	—	24.2	—	24.2
Supranational securities	—	4.0	—	4.0
Municipal securities	—	2.4	—	2.4
Total short-term investments	$—	$607.7	$—	$607.7
Equity Investments	9.8	—	—	9.8
Total	$454.1	$609.7	$—	$1,063.8

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2020	December 31, 2019

Datacenter and other computer equipment	779.0	749.3
Furniture and fixtures	40.0	35.5
Leasehold improvements	231.4	211.4
Construction in progress	41.9	36.3
Total property and equipment	1,092.3	1,032.5
Accumulated depreciation and amortization	(619.1)	(587.2)
Property and equipment, net	$473.2	$445.3

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2020 and December 31, 2019, respectively included a total of $338.3 million and $321.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under finance leases totaled $129.9 million and $124.6 million as of March 31, 2020 and December 31, 2019, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

Depreciation expense related to property and equipment was $36.0 million and $43.1 million for the three months ended March 31, 2020 and 2019, respectively.

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to on-going employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the current quarter, with $16.2 million paid during the three months ended March 31, 2020. The remaining balance of $32.3 million will be paid evenly in quarterly installments over the remaining required service period.

The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below.

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

Note 6. Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years)
	2020	2019
Developed technology	$25.7	$25.8	3.8
Customer relationships	20.5	20.5	3.9
Software	20.5	20.0	1.4
Patents	13.0	13.0	7.5
Assembled workforce in asset acquisitions	12.6	12.6	0.8
Trademarks and trade names	5.2	5.2	3.9
Licenses	4.6	4.6	1.3
Other	3.3	3.3	5.4
Total intangibles	105.4	105.0
Accumulated amortization	(61.0)	(57.6)
Intangible assets, net	$44.4	$47.4

Amortization expense was $3.5 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of March 31, 2020, is as follows:

Remaining nine months of Fiscal 2020	$10.7
2021	11.7
2022	8.3
2023	7.7
2024	3.4
Thereafter	2.6
Total	$44.4

Note 7. Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2019	$234.5
Effect of foreign currency translation	(1.2)
Balance at March 31, 2020	$233.3

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2020 and December 31, 2019.

Note 8. Revolving Credit Facility

In April 2017, the Company entered into an amended and restated credit and guaranty agreement which provided for a $600.0 million revolving loan facility (as amended from time to time, “revolving credit facility”). In conjunction with the revolving credit facility, the Company paid upfront issuance fees of $2.6 million, which are being amortized over the five-year term of the agreement.

In February 2018, the Company amended the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $275.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the amendment, the Company paid upfront issuance fees of $0.4 million, which are being amortized over the remaining term of the agreement.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

$100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2020 and December 31, 2019, respectively.

The Company had an aggregate of $45.6 million of letters of credit outstanding under the revolving credit facility as of March 31, 2020, and the Company’s total available borrowing capacity under the revolving credit facility was $679.4 million as of March 31, 2020. The Company’s letters of credit expire between April 2020 and September 2023.

Note 9. Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 1 year to 4 years.  Sublease income, which is recorded as a reduction of rental expense, was $1.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. In December 2019, the Company took possession of the final phase, and began to recognize lease costs and lease obligation, net of tenant improvement reimbursements related to the third phase. The Company's total expected minimum obligations for all three phases of the lease are $831.2 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility.  In the three months ended March 31, 2020, the Company collected tenant improvement reimbursements from the landlord totaling $8.5 million.

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2020 (excluding the three months ended March 31, 2020)	$91.3	$67.6
2021	114.5	78.1
2022	107.1	64
2023	91.1	30.4
2024	84.7	1.7
Thereafter	644.1	—
Total future minimum lease payments	1,132.8	241.8
Less imputed interest	(254.1)	(13.9)
Less tenant improvement receivables	(22.9)	—
Total liability	$855.8	$227.9

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses. As of March 31, 2020, the Company is entitled to non-cancelable rent payments from its sub-tenants of $31.9 million, which will be collected over the next 1 to 4 years.

As of March 31, 2020, the Company had commitments of $116.9 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence between 2020 and 2021 with lease terms of 5 years to 15 years.

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

The Company is currently involved in four putative class action lawsuits alleging violations of the federal securities laws that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the "Dropbox Defendants"). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. The Company believes the cases are without merit and intends to vigorously defend them. The Company does not currently believe that this matter is likely to have a material adverse impact on its consolidated results of operations, cash flows, or financial position.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2020	December 31, 2019

Non-income taxes payable	93.3	92.2
Accrued legal and other external fees	25.2	29.2
Other accrued and current liabilities	31.0	40.5
Total accrued and other current liabilities	$149.5	$161.9

Note 12.	Stockholders’ Equity

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
Holders of Class B common stock voluntarily converted 9.9 million and 11.8 million shares into an equivalent number shares of Class A common stock during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of March 31, 2020, 264.0 million shares of Class A common stock, 151.3 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2019, 255.8 million shares of Class A common stock, 161.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2020 and December 31, 2019 exclude restricted stock awards granted to certain executives during the year and 10.3 million unvested restricted stock awards granted to one of the Company’s co-founders. See "Co-Founder Grants" section below for further details.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three months ended March 31, 2020, the Company repurchased and subsequently retired 3.7 million shares of its Class A common stock for an aggregate amount of $64.0 million.

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

As of March 31, 2020, there were 30.4 million stock-based awards issued and outstanding and 88.3 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2020:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2019	66.2	2.0	$12.28	6.5	$16.40	30.7	$20.48
Additional shares authorized	21.7	—	—			—	—
Options exercised and RSUs released	—	(0.1)	5.43			(2.7)	20.20
Options and RSUs canceled	3.3	(0.1)	23.38			(3.3)	20.51
Shares repurchased for tax withholdings on release of restricted stock	1.0	—	—			—	20.19
Restricted stock and options granted	(3.9)					3.9	18.59
Balance at March 31, 2020	88.3	1.8	$12.36	6.3	$12.90	28.6	$20.25
Vested at March 31, 2020		1.2	$15.40	5.5	$6.40	—	$—
Unvested at March 31, 2020		0.6	$5.26		$6.50	28.6	$20.25

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019

Intrinsic value of options exercised	$1.8	$3.1

As of March 31, 2020, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $600.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.5 years as of March 31, 2020.

The total fair value of released RSUs, as of their respective vesting dates, were $31.8 million and $67.9 million during the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net income (loss) per share attributable to common stockholders in Note 13, "Net Income (Loss) Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

The Company calculated the grant date fair value of the Co-Founder Grants based on multiple stock price paths developed through the use of a Monte Carlo simulation. A Monte Carlo simulation also calculates a derived service period for each of the nine vesting tranches, which is the measure of the expected time to achieve each Stock Price Target. A Monte Carlo simulation requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of each Co-Founder Grant was estimated to be $10.60 per share. The weighted-average derived service period of each Co-Founder Grant was estimated to be 5.2 years, and ranged from 2.9 - 6.9 years. As of the valuation date, the Company expected to recognize an aggregate stock-based compensation expense of $156.2 million over the derived service period of each tranche using the accelerated attribution method as long as the co-founders satisfy their service-based vesting conditions. If the Stock Price Targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

the cumulative expense associated with the vested awards. The Company will recognize expense if the requisite service is provided, regardless of whether the market conditions are achieved.

The Performance Vesting Condition for the Co-Founder Grants was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018.

In March 2020, one of the Company's co-founders, Mr. Ferdowsi, resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi’s resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. As he did not provide the requisite service associated with the Co-Founder Grants, the Company reversed all stock-based compensation expense that had been recognized from the grant date through March 19, 2020, which totaled $23.8 million, of which $21.5 million related to expense recognized prior to December 31, 2019, and ceased recognizing further expense related to the award.

The Company recognized stock-based compensation expense related to the Co-Founder Grants of $6.1 million and $8.6 million during the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020, unamortized stock-based compensation expense related to the Co-Founder Grants was $52.9 million.

Note 13. Net Income (Loss) Per Share

The Company computes net income (loss) per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.

Basic net income (loss) per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of the Class A and Class B common stock outstanding.

Diluted net income (loss) per share is computed by dividing net income attributable to common shareholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss per share) of Class B common stock does not assume the conversion of those shares to Class A common stock.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended March 31,		Three months ended March 31,
	2020		2019
	Class A	Class B	Class A	Class B

Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$24.5	$14.8	$(4.0)	$(3.7)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	260.0	157.3	215.1	195.4
Net income (loss) per common share, basic	$0.09	$0.09	$(0.02)	$(0.02)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common shareholders	$24.5	$14.8	$(4.0)	$(3.7)
Reallocation of net income as a result of conversion of Class B to Class A common stock	$14.8	—	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$39.3	$14.8	$(4.0)	$(3.7)
Denominator
Weighted-average number of common shares outstanding used in computing diluted net income (loss) per share	260.0	157.3	215.1	195.4
Weighted-average effect of dilutive RSUs and employee stock options	1.6	0.4	—	—
Conversion of Class B to Class A common stock	157.3	—	—	—
Weighted-average number of common shares outstanding used in computed diluted net income (loss) per share	418.9	157.7	215.1	195.4
Net income (loss) per common share, diluted	$0.09	$0.09	$(0.02)	$(0.02)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three months ended March 31,
	2020	2019

Restricted stock units	15.2	24.6
Restricted stock awards	0.2	—
Options to purchase shares of common stock	1.3	1.8
Co-Founder Grants	14.2	14.7
Total	30.9	41.1

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was an expense of $0.5 million for the three months ended March 31, 2020, and a benefit of $5.7 million for the three months ended March 31, 2019.

The income tax expense for the three months ended March 31, 2020 was primarily attributable to foreign income tax and state income taxes.

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

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2020, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by approximately $3.5 million for the three months ended March 31, 2020, of which $0.4 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.2 million for the three months ended March 31, 2020 for statute of limitation lapses related to prior period tax positions.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2020	December 31, 2019

United States	$461.3	$431.9
International(1)	11.9	13.4
Total property and equipment, net	$473.2	$445.3

(1)	No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2020 and December 31, 2019.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019

United States	$235.6	$197.1
International(1)	219.4	188.5
Total revenue	$455.0	$385.6

(1)	No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2020 and 2019.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 14.6 million paying users.

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

In the first quarter of fiscal 2019, we acquired HelloSign, an e-signature and document workflow platform. The acquisition of HelloSign expands our content collaboration capabilities to include additional business-critical workflows. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum of a certain number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. We sell HelloSign products primarily within the United States and sells only in U.S. dollars.

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

Increase conversion of registered users to our paid subscription plans

We generate over 90% of our revenue from self-serve channels — users who purchase a subscription through our app or website. To grow our recurring revenue base, we actively encourage our registered users to convert to one of our paid plans based on the functionality that best suits their needs. We do this via in-product prompts and notifications, time-limited free trials of paid subscription plans, email campaigns, and lifecycle marketing. Together, these enable us to generate increased recurring revenues from our existing user base.

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

COVID-19 update

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors. Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates, which may reduce our interest income. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. Please see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks we currently face, including risks related to the COVID-19 pandemic.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Total annual recurring revenue
We primarily focus on total annual recurring revenue (“Total ARR”) as the key indicator of the trajectory of our business performance. Total ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. In addition, Total ARR is less subject to variations in short-term trends that may not appropriately reflect the health of our business. Total ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

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

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2020.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019

	(In millions)
Total ARR	$1,864	$1,820	$1,600

	As of
Constant Currency	March 31, 2020	December 31, 2019	March 31, 2019

	(In millions)
Total ARR	$1,864	$1,811	$1,592

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

The below table sets forth the number of paying users as of March 31, 2020, December 31, 2019, and March 31, 2019.

	As of
	March 31, 2020	December 31, 2019	March 31, 2019

	(In millions)
Paying users	14.6	14.3	13.2

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

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users, the increase in price is effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The below table sets forth our ARPU for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019

ARPU	$126.30	$121.04

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

Our FCF decreased for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to key employee holdback payments related to the acquisition of HelloSign, partially offset by an increase in subscription sales.

We expect our FCF to fluctuate in future periods as we purchase infrastructure equipment to support our user base and invest in our new and existing office spaces, including our new corporate headquarters, to support our plans for growth. These activities, along with certain increased operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three months ended March 31,
	2020	2019

	(In millions)
Net cash provided by operating activities	53.3	63.2
Capital expenditures	(27.8)	(29.7)
Free cash flow	$25.5	$33.5

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users, also known as Basic users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs such as salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue, will increase in absolute dollars in future periods.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. As we continue to utilize our internal infrastructure, we generally expect our gross margin, to remain relatively constant in the near term and to increase modestly in the long term.

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

We plan to continue hiring employees for our engineering, product, and design teams to support our research and development efforts. We expect that research and development costs will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

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

We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder. We expect that general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our finance lease obligations for infrastructure.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three months ended March 31,
	2020	2019

	(In millions)
Revenue	$455.0	$385.6
Cost of revenue(1)	103.1	98.4
Gross profit	351.9	287.2
Operating expenses(1):
Research and development	181.8	150.0
Sales and marketing	104.3	101.5
General and administrative(2)	39.0	57.0
Total operating expenses	325.1	308.5
Income (loss) from operations	26.8	(21.3)
Interest income, net	2.4	3.7
Other income, net	10.6	4.2
Income (loss) before income taxes	39.8	(13.4)
Benefit from (provision for) income taxes	(0.5)	5.7
Net income (loss)	$39.3	$(7.7)

(1)	Includes stock-based compensation as follows:

	Three months ended March 31,
	2020	2019

Cost of revenue	$3.5	$3.0
Research and development	37.2	30.5
Sales and marketing	6.7	7.1
General and administrative(2)	(7.6)	15.0
Total stock-based compensation	$39.8	$55.6

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three months ended March 31,
	2020	2019

	(As a % of revenue)
Revenue	100%	100%
Cost of revenue(1)	23	26
Gross profit	77	74
Operating expenses(1):
Research and development	40	39
Sales and marketing	23	26
General and administrative(2)	9	15
Total operating expenses	71	80
Income (loss) from operations	6	(6)
Interest income, net	1	1
Other income, net	2	1
Income (loss) before income taxes	9	(3)
Benefit from (provision for) income taxes	—	1
Net income (loss)	9%	(2)%

(1)	Includes stock-based compensation as a percentage of revenue as follows:

	Three months ended March 31,
	2020	2019

	(As a % of revenue)
Cost of revenue	1%	1%
Research and development	8	8
Sales and marketing	1	2
General and administrative(2)	(2)	4
Total stock-based compensation	9%	14%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

Comparison of the three months ended March 31, 2020 and 2019
Revenue

	Three months ended March 31,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$455.0	$385.6	$69.4	18%

Revenue increased $69.4 million or 18% during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and the adoption of premium plans by our users.

Cost of revenue, gross profit, and gross margin

	Three months ended March 31,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$103.1	$98.4	$4.7	5%
Gross profit	351.9	287.2	64.7	23%
Gross margin	77%	74%

Cost of revenue increased $4.7 million or 5% during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, due to increases of $2.6 million in employee-related costs due to headcount growth, and $2.1 million in overhead, which includes facilities-related costs for our new corporate headquarters.
Our gross margin increased in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to an 18% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Three months ended March 31,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$181.8	$150.0	$31.8	21%

Research and development expenses increased $31.8 million or 21% during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to increases of $21.7 million in employee-related costs due to headcount growth and $8.0 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters.

Sales and marketing

	Three months ended March 31,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$104.3	$101.5	$2.8	3%

Sales and marketing expenses increased $2.8 million or 3% during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to increases of $4.4 million in app store fees due to increased sales,

$2.4 million in employee-related costs due to headcount growth, and $2.2 million in overhead, which includes facilities-related costs for our new corporate headquarters. These increases were offset by a decrease of $6.2 million in brand marketing expenses.

General and administrative

	Three months ended March 31,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$39.0	$57.0	$(18.0)	(32)%

General and administrative expenses decreased $18.0 million or 32% during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a decrease of $22.6 million in stock-based compensation, with the majority of the decrease due to the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant as discussed in "--Note 12. Stockholders' Equity" and a decrease of $1.7 million in non-income based taxes. These decreases were offset by an increase of $9.0 million in employee-related costs, excluding stock-based compensation, due to headcount growth.

Interest income (expense), net

Interest income (expense), net decreased $1.3 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income (expense), net

Other income (expense), net increased $6.4 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to $11.0 million in gains related to an equity investment, offset by a decrease of $3.2 million in other income due to the disposal of infrastructure assets in the three months ended, March 31, 2019.

Benefit from (provision for) income taxes

Provision for income taxes increased $6.2 million during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to the one-time tax benefit recognized in 2019 as a result of our acquisition of HelloSign.

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $486.4 million and short-term investments of $614.4 million, which were held for working capital purposes. Our cash, cash equivalents, equity securities, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, equity securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2020, we had $131.0 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program does not obligate the Company to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2020, we repurchased and subsequently retired 3.7 million shares of our Class A common stock for an aggregate amount of $64.0 million.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2020.
As of March 31, 2020, we had no amounts outstanding under the revolving credit facility and an aggregate of $45.6 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $679.4 million as of March 31, 2020.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, such as our new corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform and any potential impacts of the COVID-19 pandemic on our business. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Three months ended March 31,
	2020	2019

	(In millions)
Net cash provided by operating activities	$53.3	$63.2
Net cash used in investing activities	(11.7)	(173.3)
Net cash used in financing activities	(104.3)	(51.0)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	1.0
Net decrease in cash and cash equivalents	$(64.9)	$(160.1)

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income (loss) adjusted for certain non-cash items, including depreciation and amortization expenses and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the three months ended March 31, 2020, net cash provided by operating activities was $53.3 million, which mostly consisted of our net income of $39.3 million, adjusted for stock-based compensation expense of $39.8 million and depreciation and amortization expenses of $39.5 million, and net cash outflow of $60.9 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The decrease in net cash provided by operating activities during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to net income, as adjusted for stock-based compensation and depreciation and amortization expenses and an increase in cash outflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2020, net cash used in investing activities was $11.7 million, which primarily related to $12.3 million in net investment activity inflows, primarily related to purchases of short-term investments, net of sales and maturities and $3.8 million in equipment rebates. The increase was partially offset by cash paid for capital expenditures of $27.8 million related to our office and datacenter build-outs.
The decrease in cash used in investing activities during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to our acquisition of HelloSign offset by higher net investments activity inflows during the three months ended March 31, 2019.
Financing activities
Net cash used in financing activities is primarily impacted by the repurchases of our common stock, for which we launched a stock repurchase program in February of 2020, repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and principal payments on finance lease obligations for our infrastructure equipment.
For the three months ended March 31, 2020, net cash used in financing activities was $104.3 million, which primarily consisted of $64.0 million for the repurchase of our common stock, $21.7 million in principal payments on finance lease obligations and $18.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units.

The increase in cash used in financing activities during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the repurchase of our common stock during the three months ended March 31, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Judgments

See Part II, Item 7, "Critical Accounting Policies and Judgments " in our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $486.4 million and short-term investments of $614.4 million as of March 31, 2020. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, equity securities, U.S. agency obligations, supranational securities and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of March 31, 2020, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2020, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the three months ended March 31, 2020, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $1.2 million and $0.1 in net foreign currency transaction losses and gains in the three months ended March 31, 2020 and 2019, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2020 and 2019.
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
Four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. We believe the claims are without merit and we intend to vigorously defend against them. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not currently aware of.
Risks Related to Our Business and Our Industry

Our business depends on our ability to retain and upgrade paying users, and any decline in renewals or upgrades could adversely affect our future results of operations.

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, the perception that competitive products provide better or less expensive options, or the impact of catastrophic events, such as the ongoing COVID-19 pandemic, on our paying users. In addition, some paying users downgrade or do not renew their subscriptions.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2020, we served over 600 million registered users but only 14.6 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

In addition, our user growth rate has and may continue to slow in the future as our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, catastrophic events that financially impact our registered users and other prospective paying users, such as the ongoing COVID-19 pandemic, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users.

Our revenue growth rate has declined in recent periods and may continue to slow in the future.

We have experienced significant revenue growth in prior periods. However, our rates of revenue growth are slowing and may continue to slow in the future. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our platform, a decrease in the growth of the overall content collaboration market, a failure by us to continue capitalizing on growth opportunities, the impact of catastrophic events on economic conditions or on our current and prospective paying users, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

The effect of the COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

The impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ ability to purchase or renew paid licenses for access to our platform, or that may cause them to delay or default on payment obligations which would negatively affect our revenues and cash flows, (2) fluctuations in foreign currency exchange rates, which have and may continue to negatively impact our results of operations and cash flows, and (3) decreases in interest rates, which has and may continue to reduce interest income. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. This risk may increase when vendors and contractors work remotely, such as during the ongoing COVID-19 pandemic. In addition, certain developers or other partners who create applications that integrate with our platform, may receive or store information provided by us or by our users through these applications. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach of their networks, our data or our users' data may be improperly accessed, used, or disclosed.

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

Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. Additionally, our ability to accurately perform capacity planning is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Significant and unforeseen disruptions to the supply chain, including those resulting from the COVID-19 pandemic, in addition to competition for a limited supply of such equipment, may impede our ability to meet our short-term or long-term infrastructure capacity requirements. Furthermore, our efforts to mitigate such disruptions and compete for such equipment may impact the timing and magnitude of our infrastructure spending, resulting in unexpected increases in shorter-term or longer-term costs than originally projected.

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

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we are temporarily requiring substantially all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features to our platform may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $52.7 million, $484.9 million, and $111.7 million in the years ended December 31, 2019, 2018, and 2017, respectively, and we had an accumulated deficit of $1,726.2 million as of December 31, 2019. While we were profitable on a GAAP basis for the first fiscal quarter of 2020, we may not be profitable in future quarters. As we strive to grow our business, expenses may increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. In addition, we will incur additional rent expense in connection with our move to our new corporate headquarters, and additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue.. Further, we have created mobile applications and mobile versions of

Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations may undertake a significant evaluation and negotiation process, which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand more configuration and integration of our platform or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. Additionally, our ability to sell via an outbound sales force has been, may continue to be, impeded by catastrophic events, including public health epidemics such as the ongoing COVID-19 pandemic, that limit our ability to travel or meet in person. As a result, sales to large organizations may lead to greater unpredictability in our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may harm our relationships with our users and our financial results.

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 14.6 million as of March 31, 2020. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. For example, while we were profitable on a GAAP basis for the first fiscal quarter of 2020, our quarterly operating results have fluctuated in the past and will fluctuate in the future and we may not be profitable in future quarters. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:

•	our ability to retain and upgrade paying users;

•	our ability to attract new paying users and convert registered to paying users;

•	the timing of expenses and recognition of revenue;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into operating and finance leases;

•	the timing of expenses related to acquisitions;

•	any large indemnification payments to our users or other third parties;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new product feature and service introductions by us or our competitors;

•	network outages or actual or perceived security breaches;

•	changes in the competitive dynamics of our industry, including consolidation among competitors;

•	changes in laws and regulations that impact our business;

•	general economic and market conditions; and

•
catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such the ongoing COVID-19 pandemic.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Olivia Nottebohm joined us as our Chief Operating Officer and in 2020, Arash Ferdowsi, one of our co-founders, resigned as an officer of the Company and as a member of our Board of Directors. In addition to Ms. Nottebohm, other key personnel have recently joined us and are still being integrated into our company. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and cause disruptions to our business. Our failure to successfully integrate these key personnel into our business could adversely affect our business.

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

•	higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•	the impact of natural disasters and public health epidemics on employees, travel and the global economy, including the ongoing global COVID-19 pandemic.

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

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2019, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies, including those resulting from the impact of the COVID-19 pandemic, could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

Our business may be affected by changes in the economy generally, including any resulting effect on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn. If an economic downturn were to occur, we may experience such a reduction in the future, especially in the event of a prolonged recessionary period. For example, the ongoing COVID-19 pandemic and efforts to control such pandemic have resulted in economic uncertainty worldwide and may cause an economic recession in the United States and elsewhere, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

Our business could be disrupted by catastrophic events.

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service. Further, outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have resulted in responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. As a result, we are conducting business with substantial modifications, including modifications to employee travel and employee work locations. These modifications may disrupt important business operations, such as our product development and sales and marketing activities, and the productivity of our employees.

Additionally, our U.S. headquarters and some of the datacenters we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired or we could lose critical data. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition, and reputation would be harmed.

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

On December 22, 2017, the legislation commonly referred to as the 2017 Tax Reform Act was enacted, which contains significant changes to U.S. tax law, including, but not limited to, a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes to U.S. tax law do not have a material impact on our provision for income taxes in our consolidated financial statements.

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The 2020 CARES Act was enacted in the United States on March 27, 2020, and contains several income tax provisions, including, but not limited to, changes to the rules governing net operating losses and technical corrections to certain provisions in the 2017 Tax Reform Act. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes to U.S. tax law do not have a material impact on our provision for income taxes in our consolidated financial statements. In addition, although many countries in which we operate have also issued some form of COVID-19 related income tax guidance, this guidance does not have material impact on our provision for income taxes in our consolidated financial statements as of March 31, 2020.

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the Supreme Court of the United States. A set of motions to extend the government's time to file a response were granted and the time was extended to May 14, 2020. The outcome of the Supreme Court's decision to grant certiorari is uncertain and could impact the amount of net operating loss carryforwards available to us in the future. We will continue to monitor the future developments in this case.

In March 2018, the European Commission introduced proposals addressing taxation of digital businesses operating within the European Union. Any proposal requires unanimity in the Economic and Financial Affairs Council (the “Council”) for its adoption, following the consultation of the European Parliament. However, by March 2019, the Council could not reach an agreement on a sales tax with a scope limited to digital advertising services. As a result, some countries have unilaterally moved to introduce their own digital service tax to capture tax revenue on digital services more immediately, which is generally a percentage of gross revenue on taxable activities. The EU Presidency continues to work on the EU position in international discussions on digital tax, in view of the Organization for Economic Co-operation and Development’s report on the issue. As a result of the above measures and the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

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

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	any significant change in our management;

•	general economic conditions and slow or negative growth of our markets; and

•
catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such the ongoing COVID-19 pandemic.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 86.4% of the voting power of our capital stock, with our Co-Founders holding approximately 64.3% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Additionally, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Although we have since met the requirements to be included, and are now included, in an FTSE Russell index, our multi-class capital structure still makes us ineligible for inclusion in any of the above listed S&P indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices will not be investing in our stock. It is as of yet unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from one or more of these indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included.

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

•	after the Voting Threshold Date our stockholders will only be able to take action at a meeting of stockholders, and will not be able to take action by written consent for any matter;

•	until the Voting Threshold Date, our stockholders will be able to act by written consent only if the action is first recommended or approved by our Board of Directors;

•	vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;

•
only the chairman of our Board of Directors, our chief executive officer, a majority of our Board of Directors or until the Class B common stock, as a class, converts to Class A common stock, a stockholder holding thirty percent of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value.

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A capital stock during the quarter ended March 31, 2020.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
February 25 - 29	0.4	$20.2	0.4	592.2
March 1 - 31	3.3	$17.2	3.3	536.0
Total	3.7	$17.5	3.7

(1) On February 20, 2020, we announced that our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company's outstanding shares of Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Equity" of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

DROPBOX, INC.

Date:	May 8, 2020	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2020	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2020	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)