Form 10-Q
period 2020-06-30
DROPBOX, INC.
filed 2020-08-10
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or
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

As of August 3, 2020, there were were 315,506,884 shares of the registrants’ Class A common stock outstanding (which excludes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 4,090,778 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 97,854,524 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$334.1	$551.3
Short-term investments	783.5	607.7
Trade and other receivables, net	45.6	36.7
Prepaid expenses and other current assets	59.1	47.5
Total current assets	1,222.3	1,243.2
Property and equipment, net	475.6	445.3
Operating lease right-of-use asset	701.6	657.9
Intangible assets, net	40.5	47.4
Goodwill	234.7	234.5
Other assets	67.6	70.9
Total assets	$2,742.3	$2,699.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26.3	$40.7
Accrued and other current liabilities	134.5	161.9
Accrued compensation and benefits	71.1	101.4
Operating lease liability	82.6	79.9
Finance lease obligation	83.8	76.7
Deferred revenue	583.5	554.2
Total current liabilities	981.8	1,014.8
Operating lease liability, non-current	771.3	711.9
Finance lease obligation, non-current	152.1	138.2
Other non-current liabilities	33.7	25.9
Total liabilities	1,938.9	1,890.8
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,560.4	2,531.3
Accumulated deficit	(1,764.4)	(1,726.2)
Accumulated other comprehensive income	7.4	3.3
Total stockholders’ equity	803.4	808.4
Total liabilities and stockholders’ equity	$2,742.3	$2,699.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$467.4	$401.5	$922.4	$787.1
Cost of revenue(1)	102.5	102.9	205.6	201.3
Gross profit	364.9	298.6	716.8	585.8
Operating expenses(1)
Research and development	185.8	162.4	367.6	312.4
Sales and marketing	102.8	107.3	207.1	208.8
General and administrative	63.5	62.9	102.5	119.9
Total operating expenses	352.1	332.6	677.2	641.1
Income (loss) from operations	12.8	(34.0)	39.6	(55.3)
Interest income, net	0.1	3.2	2.5	6.9
Other income, net	9.0	10.0	19.6	14.2
Income (loss) before income taxes	21.9	(20.8)	61.7	(34.2)
Benefit from (provision for) income taxes	(4.4)	(0.6)	(4.9)	5.1
Net income (loss)	$17.5	$(21.4)	$56.8	$(29.1)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$0.04	$(0.05)	$0.14	$(0.07)
Diluted net income (loss) per share	$0.04	$(0.05)	$0.14	$(0.07)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	414.1	412.4	415.7	411.5
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	420.5	412.4	419.7	411.5
(1) Includes stock-based compensation as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cost of revenue	$4.5	$4.7	$8.0	$7.7
Research and development	47.0	37.7	84.2	68.2
Sales and marketing	9.5	8.8	16.2	15.9
General and administrative(2)	15.6	16.9	8.0	31.9

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

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$17.5	$(21.4)	$56.8	$(29.1)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustments	2.9	(0.3)	(0.3)	1.6
Change in net unrealized gains on short-term investments	6.0	0.4	4.4	1.5
Total other comprehensive income, net of tax	$8.9	$0.1	$4.1	$3.1
Comprehensive income (loss)	$26.4	$(21.3)	$60.9	$(26.0)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three months ended June 30, 2020						Three months ended June 30, 2019
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	415.1	$—	$2,528.5	$(1,726.6)	$(1.5)	$800.4	411.4	$—	$2,377.8	$(1,674.7)	$1.8	$704.9
Release of restricted stock units	3.4	—	—	—	—	—	2.9	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and awards	(1.2)	—	(11.0)	(14.1)	—	(25.1)	(1.0)	—	(18.6)	(4.0)	—	(22.6)
Repurchases of common stock	(3.7)	—	(34.6)	(41.2)	—	(75.8)	—	—	—	—	—	—
Exercise of stock options and awards	0.2	—	0.9	—	—	0.9	0.1	—	1.1	—	—	1.1
Stock-based compensation	—	—	76.6	—	—	76.6	—	—	68.1	—	—	68.1
Other comprehensive income	—	—	—	—	8.9	8.9	—	—	—	—	0.1	0.1
Net income (loss)	—	—	—	17.5	—	17.5	—	—	—	(21.4)	—	(21.4)
Balances at end of period	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2

	Six months ended June 30, 2020						Six months ended June 30, 2019
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	—	—	1.0	—	1.0
Release of restricted stock units	6.1	—	—	—	—	—	5.5	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and awards	(2.2)	—	(20.3)	(23.7)	—	(44.0)	(2.0)	—	(35.6)	(12.5)	—	(48.1)
Repurchases of common stock	(7.4)	—	(68.5)	(71.3)	—	(139.8)	—	—	—	—	—	—
Exercise of stock options and awards	0.3	—	1.5	—	—	1.5	0.3	—	2.0	—	—	2.0
Assumed stock options in connection with acquisition	—	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation	—	—	116.4	—	—	116.4	—	—	123.7	—	—	123.7
Other comprehensive income (loss)	—	—	—	—	4.1	4.1	—	—	—	—	3.1	3.1
Net income (loss)	—	—	—	56.8	—	56.8	—	—	—	(29.1)	—	(29.1)
Balances at end of period	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2020	2019

Cash flow from operating activities
Net income (loss)	$56.8	$(29.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79.6	91.9
Stock-based compensation	116.4	123.7
Net gains on equity investments	(17.5)	(7.4)
Amortization of deferred commissions	10.8	8.1
Other	(0.1)	(7.6)
Changes in operating assets and liabilities:
Trade and other receivables, net	(8.8)	(8.5)
Prepaid expenses and other current assets	(22.4)	(18.5)
Other assets	33.1	26.2
Accounts payable	(12.8)	(1.8)
Accrued and other current liabilities	(24.7)	10.5
Accrued compensation and benefits	(30.3)	(24.8)
Deferred revenue	28.7	28.0
Other non-current liabilities	(26.2)	(27.2)
Tenant improvement allowance reimbursement	16.6	28.5
Net cash provided by operating activities	199.2	192.0
Cash flow from investing activities
Capital expenditures	(53.9)	(63.4)
Business combinations, net of cash acquired	—	(171.6)
Purchases of short-term investments	(429.2)	(389.7)
Proceeds from sales of short-term investments	145.3	181.0
Proceeds from maturities of short-term investments	138.9	161.6
Other	9.3	11.6
Net cash used in investing activities	(189.6)	(270.5)
Cash flow from financing activities
Shares repurchased for tax withholdings on release of restricted stock units and awards	(44.0)	(48.1)
Proceeds from issuance of common stock, net of repurchases	1.5	2.0
Principal payments on finance lease obligations	(43.4)	(50.6)
Common stock repurchases	(139.8)	—
Other	(0.5)	(0.7)
Net cash used in financing activities	(226.2)	(97.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Change in cash and cash equivalents	(217.2)	(175.7)
Cash and cash equivalents - beginning of period	551.3	519.3
Cash and cash equivalents - end of period	$334.1	$343.6

Supplemental cash flow data:
Property and equipment acquired under finance leases	$64.4	$75.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1. Description of the Business and Summary of Significant Accounting Policies

Business
Dropbox, Inc. (the “Company” or “Dropbox”) is the world's first smart workspace. Dropbox was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $1.2 million and losses of $0.1 million during the three and six months ended June 30, 2020, respectively, and net foreign currency transaction losses of $0.5 million during both the three and six months ended June 30, 2019, respectively.

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

The Company recognized $267.1 million and $421.2 million of revenue during the three and six months ended June 30, 2020, respectively, and recognized $233.9 million and $365.9 million of revenue during the three and six months ended June 30, 2019, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2020, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $640.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has granted RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The Company has granted the following types of RSUs under the Dropbox Equity Incentive Plans:

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

As of June 30, 2020, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. See Note 12, "Stockholders' Equity" for further information.

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

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, supranational securities, foreign government securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (expense), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2020.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

One distribution partner accounted for 46% of total trade and other receivables, net as of June 30, 2020. Two distribution partners accounted for 10% and 27% of total trade and other receivables, net as of December 31, 2019. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $11.2 and $19.0 million during the three and six months ended June 30, 2020, respectively, and $6.4 million and $13.7 million during the three and six months ended June 30, 2019, respectively.

Deferred commissions, net included in prepaid and other current assets were $24.9 million and $19.9 million as of June 30, 2020 and December 31, 2019, respectively. Deferred commissions, net included in other assets were $46.7 million and $43.5 million as of June 30, 2020 and December 31, 2019, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $5.7 million and $10.8 million for the three and six months ended June 30, 2020, respectively, and $4.2 million and $8.1 million for the three and six months ended June 30, 2019, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

In addition, certain operating lease agreements contain tenant improvement allowances from its landlords. These allowances are accounted for as lease incentives and decrease the Company's right-of-use asset and reduce single lease cost over the lease term.

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

Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, such as the 2017 Tax Cuts and Jobs Act ("2017 Tax Reform Act"), the 2020 Coronavirus Aid, Relief, and Economic Security Act ("2020 CARES Act"), and the California 2020 Budget Act, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.

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

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material to the Company's consolidated financial statements. The Company did not record any material credit losses during the three and six months ended June 30, 2020.

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

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2020 and December 31, 2019 consisted of the following:

	As of June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$88.5	$—	$—	$88.5
Cash equivalents
Money market funds	241.6	—	(0.1)	241.5
Municipal securities	1.8	—	—	1.8
Commercial paper	1.2	—	—	1.2
Corporate notes and obligations	1.1	—	—	1.1
Total cash and cash equivalents	$334.2	$—	$(0.1)	$334.1
Short-term investments
Corporate notes and obligations	358.3	3.3	(0.2)	361.4
U.S. Treasury securities	234.1	1.7	—	235.8
Asset backed securities	83.0	0.7	(0.1)	83.6
Commercial paper	40.0	—	—	40.0
U.S. agency obligations	27.8	0.1	—	27.9
Certificates of deposit	26.0	—	—	26.0
Municipal securities	5.9	0.1	—	6.0
Foreign government obligations	2.8	—	—	2.8
Total short-term investments	777.9	5.9	(0.3)	783.5
Total	$1,112.1	$5.9	$(0.4)	$1,117.6

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$105.0	$—	$—	$105.0
Cash equivalents:
Money market funds	444.3	—	—	444.3
Commercial paper	2.0	—	—	2.0
Total cash and cash equivalents	$551.3	$—	$—	$551.3
Short-term investments				—
Corporate notes and obligations	285.5	1.2	(0.1)	286.6
U.S. Treasury securities	171.0	0.3	—	171.3
Asset backed securities	53.8	—	—	53.8
Certificates of deposit	38.2	—	—	38.2
U.S. agency obligations	27.2	—	—	27.2
Commercial paper	24.2	—	—	24.2
Supranational securities	4.0	—	—	4.0
Municipal securities	2.4	—	—	2.4
Total short-term investments	606.3	1.5	(0.1)	607.7
Total	$1,157.6	$1.5	$(0.1)	$1,159.0

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $13.2 million and $11.5 million as of June 30, 2020 and December 31, 2019, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2020 and December 31, 2019. The total fair value of short-term investments was $783.5 million and $607.7 million as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2020:

	As of June 30, 2020
	Amortized cost	Estimated fair value

Due within one year	434.1	435.7
Due between one to three years	304.2	307.9
Due after three years	39.6	39.9
Total	$777.9	$783.5

The Company had 52 short-term investments in unrealized loss positions as of June 30, 2020. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020.

As of June 30, 2020, the Company’s short-term investments portfolio consisted of eight security types, two of which were in an unrealized loss position. The Company’s corporate notes and obligations and asset backed securities had unrealized losses of approximately $0.2 million and $0.1 million, respectively as of June 30, 2020. Unrealized losses on corporate notes and obligations and asset backed securities have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations and asset backed securities are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $2.7 million and $7.8 million during the three and six months ended June 30, 2020, respectively, and $5.6 million and $11.8 during the three and six months ended June 30, 2019, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$241.5	$—	$—	$241.5
Municipal securities	—	1.8	—	1.8
Commercial paper	—	1.2	—	1.2
Corporate notes and obligations	—	1.1	—	1.1
Total cash equivalents	$241.5	$4.1	$—	$245.6
Short-term investments
Corporate notes and obligations	—	361.4	—	361.4
U.S. Treasury securities	—	235.8	—	235.8
Asset backed securities	—	83.6	—	83.6
Commercial paper	—	40.0	—	40.0
U.S. agency obligations	—	27.9	—	27.9
Certificates of deposit	—	26.0	—	26.0
Municipal securities	—	6.0	—	6.0
Foreign government obligations	—	2.8	—	2.8
Total short-term investments	—	783.5	—	783.5
Total	$241.5	$787.6	$—	$1,029.1

The Company has an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investment has a carrying value of $5.6 million and is categorized as Level 3.

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

Note 4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2020	December 31, 2019

Datacenter and other computer equipment	$806.0	$749.3
Furniture and fixtures	39.6	35.5
Leasehold improvements	240.0	211.4
Construction in progress	46.2	36.3
Total property and equipment	1,131.8	1,032.5
Accumulated depreciation and amortization	(656.2)	(587.2)
Property and equipment, net	$475.6	$445.3

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2020 and December 31, 2019, respectively included a total of $333.7 million and $321.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under finance leases totaled $120.8 million and $124.6 million as of June 30, 2020 and December 31, 2019, respectively.

Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Depreciation expense related to property and equipment was $36.5 million and $72.5 million for the three and six months ended June 30, 2020, respectively, and $42.3 and $85.4 million for the three and six months ended June 30, 2019, respectively.

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

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$175.2
Transaction costs paid by Dropbox on behalf of HelloSign	2.4
Fair value of assumed HelloSign options attributable to pre-combination services(1)	0.8
Purchase price adjustments	(0.5)
Total purchase consideration	$177.9

(1) The fair value of options assumed were based upon the Black-Scholes option-pricing model.

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to on-going employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $4.0 million and $20.2 million paid during the three and six months ended June 30, 2020. The remaining balance of $28.3 million will be paid evenly in quarterly installments over the remaining required service period.

The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below.

Assets acquired:
Cash and cash equivalents	$5.5
Short-term investments	7.8
Acquisition-related intangible assets	44.6
Accounts receivable, prepaid and other assets	5.0
Total assets acquired	$62.9

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.3
Deferred revenue	4.8
Deferred tax liability	6.9
Total liabilities assumed	18.0
Net assets acquired, excluding goodwill	44.9
Total purchase consideration	177.9
Goodwill(2)	$133.0

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

The fair values of the acquisition-related intangibles were determined using the following methodologies: the multi-period excess earnings method, replacement cost method, and the relief from royalty method, for customer relationships, developed technology, and the trade name, respectively. The valuation model inputs required the application of significant judgment by management. At the time of acquisition, the acquired intangible assets had a total weighted average amortization period of 4.9 years.

One-time acquisition-related diligence costs of $1.0 million were expensed within general and administrative expenses as incurred during the six months ended June 30, 2019.

Note 6.	Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years)
	2020	2019
Developed technology	$25.8	$25.8	3.6
Customer relationships	20.5	20.5	3.7
Software	20.2	20.0	1.4
Patents	13.0	13.0	7.4
Assembled workforce in asset acquisitions	12.6	12.6	0.5
Trademarks and trade names	5.2	5.2	3.6
Licenses	4.6	4.6	1.0
Other	3.3	3.3	5.1
Total intangibles	105.2	105.0
Accumulated amortization	(64.7)	(57.6)
Intangible assets, net	$40.5	$47.4

Amortization expense was $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively, and $3.7 million and $6.5 million for the three and six months ended June 30, 2019, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of June 30, 2020 is as follows:

Remaining six months of Fiscal 2020	$7.0
2021	11.6
2022	8.3
2023	7.5
2024	3.4
Thereafter	2.7
Total	$40.5

Note 7.	Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2019	$234.5
Effect of foreign currency translation	0.2
Balance at June 30, 2020	$234.7

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2020 and December 31, 2019.

Note 8.	Revolving Credit Facility

In April 2017, the Company entered into an amended and restated credit and guaranty agreement which provided for a $600.0 million revolving loan facility (as amended from time to time, the “revolving credit facility”). In conjunction with the revolving credit facility, the Company paid upfront issuance fees of $2.6 million, which are being amortized over the five-year term of the agreement.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2020 and December 31, 2019, respectively.

The Company had an aggregate of $45.6 million of letters of credit outstanding under the revolving credit facility as of June 30, 2020, and the Company’s total available borrowing capacity under the revolving credit facility was $679.4 million as of June 30, 2020. The Company’s letters of credit expire between September 2020 and September 2023.

Note 9.	Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 1 year to 3 years. Sublease income, which is recorded as a reduction of rental expense, was $1.7 million and $3.5 million for the three and six months ended June 30, 2020, respectively, and $1.6 million and $3.5 million for the three and six months ended June 30, 2019, respectively.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its new corporate headquarters. The Company took initial possession of the first phase of its new corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. In December 2019, the Company took possession of the final phase, and began to recognize lease costs and lease obligation, net of tenant improvement reimbursements related to the third phase. The Company's total expected minimum obligations for all three phases of the lease are $842.7 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. As of June 30, 2020, the remaining total expected minimum obligations are $815.9 million. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. In the six months ended June 30, 2020, the Company collected tenant improvement reimbursements from the landlord totaling $14.7 million.

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2020 (excluding the six months ended June 30, 2020)	$63.3	$47.5
2021	120.3	85.8
2022	112.2	71.7
2023	95.6	38.1
2024	84.5	5.4
Thereafter	644.3	—
Total future minimum lease payments	1,120.2	248.5
Less imputed interest	(251.6)	(12.6)
Less tenant improvement receivables	(14.7)	—
Total liability	$853.9	$235.9
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of June 30, 2020, the Company is entitled to non-cancelable rent payments from its sub-tenants of $28.0 million, which will be collected over the next 1 to 3 years.

As of June 30, 2020, the Company had commitments of $130.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence between 2020 and 2021 with lease terms of 5 years to 15 years.

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

The Company is currently involved in four putative class action lawsuits alleging violations of the federal securities laws that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the "Dropbox Defendants"). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. The Company believes the cases are without merit and intends to vigorously defend them. The Company does not currently believe that this matter is likely to have a material adverse impact on its consolidated results of operations, cash flows, or financial position.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 11.	Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2020	December 31, 2019

Non-income taxes payable	$87.9	$92.2
Accrued legal and other external fees	18.7	29.2
Other accrued and current liabilities	27.9	40.5
Total accrued and other current liabilities	$134.5	$161.9

Note 12.	Stockholders’ Equity

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
Holders of Class B common stock voluntarily converted 53.5 million and 63.4 million shares into an equivalent number of shares of Class A common stock during the three and six months ended June 30, 2020, respectively, and 25.9 million and 37.7 million during the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of June 30, 2020, 316.1 million shares of Class A common stock, 97.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2019, 255.8 million shares of Class A common stock, 161.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2020 and December 31, 2019 exclude restricted stock awards granted to certain executives during the year. Class A shares issued and outstanding also excludes 10.3 million and 14.7 million unvested restricted stock awards granted to the Company's co-founders as of June 30, 2020 and December 31, 2019, respectively. See "Co-Founder Grants" section below for further details.

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

During the three and six months ended June 30, 2020, the Company repurchased and subsequently retired 3.7 million and 7.4 million shares respectively of its Class A common stock for an aggregate amount of $75.8 million and $139.8 million, respectively.

Equity incentive plans

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

As of June 30, 2020, there were 41.1 million stock-based awards issued and outstanding and 75.2 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2020:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2019	66.2	2.0	$12.28	6.5	$16.40	30.7	$20.48
Additional shares authorized	21.7	—	—	—	—	—	—
Options exercised and RSUs released	—	(0.3)	4.77	—	—	(6.1)	20.01
Options and RSUs canceled	5.9	(0.2)	17.40	—	—	(5.8)	20.25
Shares repurchased for tax withholdings on release of restricted stock units and awards	2.2	—	—	—	—	—	20.00
Restricted stock and options granted	(20.8)	—	—	—	—	20.8	18.64
Balance at June 30, 2020	75.2	1.5	$13.37	6.2	$12.70	39.6	$19.62
Vested at June 30, 2020		1.0	$16.47	5.5	$6.30	—	$—
Unvested at June 30, 2020		0.5	$5.55		$6.40	39.6	$19.62

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Intrinsic value of options exercised	$3.0	$1.4	$4.8	$4.5

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of June 30, 2020, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $741.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 3 years as of June 30, 2020.

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

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net income (loss) per share attributable to common stockholders in Note 13, "Net Income (Loss) Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $6.1 million and $12.2 million during the three and six months ended June 30, 2020, respectively, and $8.7 million and $17.3 million during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, unamortized stock-based compensation expense related to the Co-Founder Grants was $46.8 million.

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

Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Class A and Class B common stock outstanding.

Diluted net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss per share) of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted loss per share for the three and six months ended June 30, 2019 is the same as basic loss per share as there was a net loss for the period and inclusion of potentially issuable shares is anti-dilutive.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three months ended June 30,		Three months ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B

Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$11.9	$5.6	$(12.0)	$(9.4)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	281.5	132.7	231.1	181.3
Net income (loss) per common share, basic	$0.04	$0.04	$(0.05)	$(0.05)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$11.9	$5.6	$(12.0)	$(9.4)
Reallocation of net income as a result of conversion of Class B to Class A common stock	$5.6	—	—	—
Reallocation of net income to Class B common stock	—	$(0.1)	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$17.5	$5.5	$(12.0)	$(9.4)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	281.5	132.7	231.1	181.3
Weighted-average effect of dilutive RSUs and employee stock options	6.0	0.3	—	—
Conversion of Class B to Class A common stock	132.7	—	—	—
Weighted-average number of common shares outstanding used in computed diluted net income (loss) per share	420.2	133.0	231.1	181.3
Net income (loss) per common share, diluted	$0.04	$0.04	$(0.05)	$(0.05)

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six months ended June 30,		Six months ended June 30,
	2020		2019
	Class A	Class B	Class A	Class B

Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$37.0	$19.8	$(15.8)	$(13.3)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	270.7	145.0	223.2	188.3
Net income (loss) per common share, basic	$0.14	$0.14	$(0.07)	$(0.07)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$37.0	$19.8	$(15.8)	$(13.3)
Reallocation of net income as a result of conversion of Class B to Class A common stock	$19.8	—	—	—
Reallocation of net income to Class B common stock	—	$(0.1)	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$56.8	$19.7	$(15.8)	$(13.3)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	270.7	145.0	223.2	188.3
Weighted-average effect of dilutive RSUs and employee stock options	3.6	0.3	—	—
Conversion of Class B to Class A common stock	145.0	—	—	—
Weighted-average number of common shares outstanding used in computed diluted net income (loss) per share	419.3	145.3	223.2	188.3
Net income (loss) per common share, diluted	$0.14	$0.14	$(0.07)	$(0.07)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Restricted stock units	9.4	31.3	11.1	28.0
Options to purchase shares of common stock	0.8	2.1	0.9	1.9
Co-Founder Grants	10.3	14.7	12.2	14.7
Total	20.5	48.1	24.2	44.6

Note 14.	Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was an expense of $4.4 million and $4.9 million for the three and six months ended June 30, 2020. The Company's income tax was an expense of $0.6 million and a benefit of $5.1 million for the three and six months ended June 30, 2019.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The income tax expense for the three and six months ended June 30, 2020 was primarily attributable to foreign and state income taxes.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2020, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by approximately $4.0 million and $7.5 million for the three months and six months ended June 30, 2020, respectively, of which $1.4 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.2 million for the three months and six months ended June 30, 2020 for statute of limitation lapses related to prior period tax positions.

On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of June 30, 2020.

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court, which was denied on June 22, 2020. Accordingly, we have included stock-based compensation in our cost-sharing agreements and as a result, we recognized additional state tax expenses in some jurisdictions which do not have sufficient net operating losses to offset the state income. There was no material impact on our income tax provision for the U.S. and Ireland due to our full valuation allowance.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 15.	Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2020	December 31, 2019
	—
United States	$464.7	$431.9
International(1)	10.9	13.4
Total property and equipment, net	$475.6	$445.3

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2020 and December 31, 2019.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

United States	$244.6	$205.5	$480.2	$402.6
International(1)	222.8	196.0	442.2	384.5
Total revenue	$467.4	$401.5	$922.4	$787.1

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2020 and 2019.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 15.0 million paying users.

Our Subscription Plans
We generate revenue from individuals, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus and Professional plans, or purchase multiple licenses through a Standard, Advanced, or Enterprise team plan. Each team represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

In the first quarter of fiscal 2019, we acquired HelloSign, an e-signature and document workflow platform. The acquisition of HelloSign expands our content collaboration capabilities to include additional business-critical workflows. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum of a certain number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. We sell HelloSign products globally and sell only in U.S. dollars.

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

COVID-19 update

Although we have seen and may continue to see an impact to our financial condition or results of operations, as described below, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates, which may reduce our interest income. In certain cases, we have provided relief to our customers in the form of extending net payment terms and changing invoice frequency, which may negatively impact our accounts receivable. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. Please see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks we currently face, including risks related to the COVID-19 pandemic.

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

	As of
	June 30, 2020	December 31, 2019	June 30, 2019

	(In millions)
Total ARR	$1,931	$1,820	$1,651

	As of
Constant Currency	June 30, 2020	December 31, 2019	June 30, 2019

	(In millions)
Total ARR	$1,931	$1,811	$1,643

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

The below table sets forth the number of paying users as of June 30, 2020, December 31, 2019, and June 30, 2019.

	As of
	June 30, 2020	December 31, 2019	June 30, 2019

	(In millions)
Paying users	15.0	14.3	13.6

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

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users, the increase in price is effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019.

The below table sets forth our ARPU for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

ARPU	$126.88	$120.48	$126.41	$120.83

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

Our FCF increased for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance.

We expect our FCF to fluctuate in future periods as we purchase infrastructure equipment to support our user base. This, along with certain increased operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	199.2	192.0
Capital expenditures	(53.9)	(63.4)
Free cash flow	$145.3	$128.6

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

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. As we continue to utilize our internal infrastructure, we generally expect our gross margin to remain relatively constant in the near term and to increase modestly in the long term.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Revenue	$467.4	$401.5	$922.4	$787.1
Cost of revenue(1)	102.5	102.9	205.6	201.3
Gross profit	364.9	298.6	716.8	585.8
Operating expenses(1):
Research and development	185.8	162.4	367.6	312.4
Sales and marketing	102.8	107.3	207.1	208.8
General and administrative	63.5	62.9	102.5	119.9
Total operating expenses	352.1	332.6	677.2	641.1
Income (loss) from operations	12.8	(34.0)	39.6	(55.3)
Interest income, net	0.1	3.2	2.5	6.9
Other income, net	9.0	10.0	19.6	14.2
Income (loss) before income taxes	21.9	(20.8)	61.7	(34.2)
Benefit from (provision for) income taxes	(4.4)	(0.6)	(4.9)	5.1
Net income (loss)	$17.5	$(21.4)	$56.8	$(29.1)

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(In millions)
Cost of revenue	$4.5	$4.7	$8.0	$7.7
Research and development	47.0	37.7	84.2	68.2
Sales and marketing	9.5	8.8	16.2	15.9
General and administrative(2)	15.6	16.9	8.0	31.9
Total stock-based compensation	$76.6	$68.1	$116.4	$123.7

(1) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	22	26	22	26
Gross profit	78	74	78	74
Operating expenses(1):
Research and development	40	40	40	40
Sales and marketing	22	27	23	27
General and administrative	14	16	11	15
Total operating expenses	75	83	73	81
Income (loss) from operations	3	(8)	4	(7)
Interest income, net	—	1	—	1
Other income, net	2	2	2	2
Income (loss) before income taxes	5	(5)	7	(4)
Benefit from (provision for) income taxes	(1)	—	(1)	1
Net income (loss)	4%	(5)%	6%	(4)%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(As a % of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	10	9	9	9
Sales and marketing	2	2	2	2
General and administrative(2)	3	4	1	4
Total stock-based compensation	16%	17%	13%	16%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

Comparison of the three months ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$467.4	$401.5	$65.9	16%

Revenue increased $65.9 million or 16% during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and the adoption of premium plans by our users.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$102.5	$102.9	$(0.4)	—%
Gross profit	364.9	298.6	66.3	22%
Gross margin	78%	74%

Cost of revenue decreased $0.4 million or 0% during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a decrease of $3.0 million in infrastructure costs. This decrease was offset by increases of $1.4 million in employee-related costs due to headcount growth and $1.2 million in credit card transaction fees due to higher sales and professional fees for user support.
Our gross margin increased during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to a 16% increase in revenue during the period and a decrease in our cost of revenue as described above.

Research and development

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$185.8	$162.4	$23.4	14%

Research and development expenses increased $23.4 million or 14% during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to an increase of $20.9 million in employee-related costs due to headcount growth.

Sales and marketing

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$102.8	$107.3	$(4.5)	(4)%

Sales and marketing expenses decreased $4.5 million or 4% during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to decreases of $4.2 million driven by a reduction of events due to the COVID-19 pandemic, $2.0 million in brand marketing expenses, and $1.6 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters. These decreases were offset by an increase of $3.1 million in app store fees due to increased sales.

General and administrative

	Three Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$63.5	$62.9	$0.6	1%

General and administrative expenses increased $0.6 million or 1% during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to increases of $1.5 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters and $0.9 million in other expenses driven by an increase in charitable contributions. These increases were offset by a decrease of $1.8 million in non-income based taxes.

Interest income (expense), net

Interest income (expense), net decreased $3.1 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income (expense), net

Other income (expense), net decreased $1.0 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to decreases of $1.6 million in other income due to gains on the disposal of infrastructure assets in the three months ended June 30, 2019, and a decrease of $1.0 million in gains related to equity investments. These decreases were offset by foreign currency transaction gains.

Benefit from (provision for) income taxes

Provision for income taxes increased $3.8 million during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, primarily due to an increase in foreign and state income taxes.

Comparison of the six months ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$922.4	$787.1	$135.3	17%

Revenue increased $135.3 million or 17% during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and the adoption of premium plans by our users.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$205.6	$201.3	$4.3	2%
Gross profit	716.8	585.8	131.0	22%
Gross margin	78%	74%

Cost of revenue increased $4.3 million or 2% during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to increases of $4.0 million in employee-related costs due to headcount growth, $3.3 million in credit card transaction fees due to higher sales and professional fees for user support, $1.9 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters, and an increase in amortization of acquired intangible assets. These increases were offset by a decrease of $5.9 million in infrastructure costs.
Our gross margin increased during the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a 17% increase in our revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$367.6	$312.4	$55.2	18%

Research and development expenses increased $55.2 million or 18% during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to increases of $42.6 million in employee-related costs due to headcount growth and $9.4 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters.

Sales and marketing

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$207.1	$208.8	$(1.7)	(1)%

Sales and marketing expenses decreased $1.7 million or 1% during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to decreases of $6.9 million related to brand marketing expenses and $4.8 million driven by a reduction of events due to the COVID-19 pandemic. These decreases were offset by increases of $7.5 million in app store fees due to increased sales and an increase in employee-related costs due to headcount growth.

General and administrative

	Six Months Ended June 30,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$102.5	$119.9	$(17.4)	(15)%

General and administrative expenses decreased $17.4 million or 15% during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a decrease of $23.9 million in stock-based compensation, with the majority of the decrease due to the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant as discussed in "--Note 12. Stockholders' Equity." Additionally, general and administrative expenses decreased due to $3.5 million in non-income based taxes and $3.0 million in legal-related and acquisition expenses. These decreases were offset by increases of $8.7 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $5.9 million in allocated overhead, which includes facilities-related costs for our new corporate headquarters.

Interest income (expense), net

Interest income (expense), net decreased $4.4 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income (expense), net

Other income (expense), net increased $5.4 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to $9.4 million in gains related to an equity investment, offset by a decrease of $4.7 million due to the disposal of infrastructure assets in the six months ended June 30, 2019.

Benefit from (provision for) income taxes

Provision for income taxes increased by $10.0 million during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily due to the one-time tax benefit recognized in 2019 as a result of our acquisition of HelloSign.

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $334.1 million and short-term investments of $783.5 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations and municipal securities. As of June 30, 2020, we had $122.9 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2020, we repurchased and subsequently retired 3.7 million and 7.4 million shares respectively of its Class A common stock for an aggregate amount of $75.8 million and $139.8 million, respectively.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2020.
As of June 30, 2020, we had no amounts outstanding under the revolving credit facility and an aggregate of $45.6 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $679.4 million as of June 30, 2020.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in existing and new office spaces, such as our new corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform and any potential impacts of the COVID-19 pandemic on our business. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Six months ended June 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	$199.2	$192.0
Net cash used in investing activities	(189.6)	(270.5)
Net cash used in financing activities	(226.2)	(97.4)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Net (decrease) increase in cash and cash equivalents	$(217.2)	$(175.7)

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including depreciation and amortization expenses and stock-based compensation, as well as the effect of changes in operating assets and liabilities.
For the six months ended June 30, 2020, net cash provided by operating activities was $199.2 million, which mostly consisted of our net income of $56.8 million, adjusted for stock-based compensation expense of $116.4 million and depreciation and amortization expenses of $79.6 million, and net cash outflow of $46.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The increase in net cash provided by operating activities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to net income, as adjusted for stock-based compensation and depreciation and amortization expenses and an increase in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the six months ended June 30, 2020, net cash used in investing activities was $189.6 million, which primarily related to $145.0 million in net investment activity outflows, primarily related to purchases of short-term investments, net of sales and maturities and $8.3 million in equipment rebates. Additionally, cash paid for capital expenditures during the period was $53.9 million related to our office and datacenter build-outs.
The decrease in cash used in investing activities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to cash paid for our acquisition of HelloSign, net of cash acquired of $171.6 million during the six months ended June 30, 2019.
Financing activities
Net cash used in financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and awards, principal payments on finance lease obligations for our infrastructure equipment, and open-market repurchases of common stock.
For the six months ended June 30, 2020, net cash used in financing activities was $226.2 million, which primarily consisted of $139.8 million for the repurchase of our common stock, $43.4 million in principal payments on finance lease obligations and $44.0 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.

The increase in cash used in financing activities during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the repurchase of our common stock during the six months ended June 30, 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $334.1 million and short-term investments of $783.5 million as of June 30, 2020. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of June 30, 2020, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2020, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the six months ended June 30, 2020, 28% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.1 million and $0.5 million in net foreign currency transaction losses in the six months ended June 30, 2020 and 2019, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2019 and 2019.
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
Four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in our amended and restated bylaws. We believe the claims are without merit and we intend to vigorously defend against them. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, the perception that competitive products provide better or less expensive options, shifts in the mix of monthly and annual subscriptions or the impact of catastrophic events, such as the ongoing COVID-19 pandemic, on our paying users. In addition, some paying users downgrade or do not renew their subscriptions.

We encourage paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. If our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. Furthermore, we have and may continue to see an increase in customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, if more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline. Additionally, we are increasingly introducing our users to offerings that are not subscription based, such as add-ons and transaction volume-based offerings. We believe these efforts, and certain fees from the referral of users to our partners, will generate increased recurring revenues from our existing user base. However, if users do not believe these offerings are compelling, they may not retain or expand their deployments, and we may not be able to increase the amount of recurring revenue from our user base.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2020, we served over 600 million registered users but only 15.0 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

The full extent of the impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ ability to purchase or renew paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, or modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, (2) fluctuations in foreign currency exchange rates, which have and may continue to negatively impact our results of operations and cash flows, and (3) decreases in interest rates, which has and may continue to reduce interest income. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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

We have incurred net losses on an annual basis since our inception. We incurred net losses of $52.7 million, $484.9 million, and $111.7 million in the years ended December 31, 2019, 2018, and 2017, respectively, and we had an accumulated deficit of $1,726.2 million as of December 31, 2019. While we were profitable on a GAAP basis for the first and second fiscal quarters of 2020, we may not be profitable in future quarters. As we strive to grow our business, expenses may increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. In addition, we will incur additional rent expense in connection with our move to our new corporate headquarters, and additional general and administrative expenses to support both our growth as well as our transition to being a publicly traded company. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations may undertake a significant evaluation and negotiation process, which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand more configuration and integration of our platform or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales .Additionally, our ability to sell via an outbound sales force has been, may continue to be, impeded by catastrophic events, including public health epidemics such as the ongoing COVID-19 pandemic, that limit our ability to travel or meet in person. As a result, sales to large organizations may lead to greater unpredictability in our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may harm our relationships with our users and our financial results.

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.8 million as of December 31, 2016, to 15.0 million as of June 30, 2020. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. For example, while we were profitable on a GAAP basis for the first and second fiscal quarters of 2020, our quarterly operating results have fluctuated in the past and will fluctuate in the future and we may not be profitable in future quarters. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our President and Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Ajay Vashee, our Chief Financial Officer, has announced his resignation, and Timothy Regan, our Chief Accounting Officer, has been appointed to succeed him, effective September 2020. In addition, Olivia Nottebohm joined us as our Chief Operating Officer in February 2020, and other key personnel have also recently joined us or been appointed to new roles. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

Datacenter leases and agreements with the providers of datacenter services expire at various times. The owners of these datacenters and providers of these datacenter services may have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Problems faced by datacenters, with our third-party datacenter service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users. Our third-party datacenter operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party datacenter operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, ("Brexit"), the United Kingdom government has initiated a process to leave the EU ("Brexit"). The United Kingdom withdrew from the EU pursuant to Brexit on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act designed to be consistent with the GDPR, it remains unclear how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework. While we rely on additional legal mechanisms to transfer data from the EEA and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. The California Consumer Privacy Act of 2018, which affords consumers expanded privacy protections went into effect on January 1, 2020. However, the regulations governing certain aspects of the California Consumer Privacy Act and its enforcement have not yet been finalized. The effects of this legislation remain potentially far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

As of December 31, 2019, we had $916.9 million of federal and $390.8 million of state net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $288.9 million will begin to expire in 2032 and $628.0 million will carryforward indefinitely, while state net operating losses begin to expire in 2026. As of December 31, 2019, we also had $221.4 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. We also had $0.7 million of foreign tax credit carryforwards, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The 2020 CARES Act was enacted in the United States on March 27, 2020, and contains several income tax provisions, including, but not limited to, changes to the rules governing net operating losses and technical corrections to certain provisions in the 2017 Tax Reform Act. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes to U.S. tax law do not have a material impact on our provision for income taxes in our consolidated financial statements. In addition, although many countries in which we operate have also issued some form of COVID-19 related income tax guidance, such guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of June 30, 2020.

On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of June 30, 2020.

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court, which was denied on June 22, 2020. Accordingly, we have included stock-based compensation in our cost-sharing agreements and as a result, we recognized additional state tax expenses in some jurisdictions which do not have sufficient net operating losses to offset the state income. There was no material impact on our income tax provision for the U.S. and Ireland due to our full valuation allowance.

In March 2018, the European Commission introduced proposals addressing taxation of digital businesses operating within the European Union. Any proposal requires unanimity in the Economic and Financial Affairs Council (the “Council”) for its adoption, following the consultation of the European Parliament. However, by March 2019, the Council could not reach an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the United Kingdom and France, have unilaterally moved to introduce their own digital service tax to capture tax revenue on digital services more immediately, which is generally a percentage of gross revenue on taxable activities. The EU Presidency continues to work on the EU position in international discussions on digital tax, in view of the Organization for Economic Co-operation and Development’s report on the issue. As a result of the above measures and the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.4% of the voting power of our capital stock, with Mr. Houston holding approximately 63.8% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

In addition, we have filed registration statements to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards are available for immediate resale in the United States in the open market.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be subject to a review of the circumstances in place at that time and will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2020.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	1.95	$19.05	1.95	$498.89
May 1 - 31	1.21 (3)	$21.50	1.20	$473.08
June 1 - 30	0.58	$22.37	0.58	$460.19
Total	3.74	$20.35	3.73

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

(3) Includes 13,516 shares of restricted common stock delivered by certain employees upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
4.1	Description of Capital Stock

10.1 +	Offer Letter between the Registrant and Timothy Regan

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+ Indicates management contract or compensatory plan

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

DROPBOX, INC.

Date:	August 7, 2020	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	By:	/s/ Ajay V. Vashee
Ajay V. Vashee
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2020	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Accounting Officer
(Principal Accounting Officer)