Form 10-Q
period 2020-09-30
DROPBOX, INC.
filed 2020-11-06
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or
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

As of November 2, 2020, there were 315,878,882 shares of the registrants’ Class A common stock outstanding (which excludes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 4,265,194 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 97,738,356 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our ability to retain and upgrade paying users;

•our ability to attract new users or convert registered users to paying users;

•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, and free cash flow;

•our expectations regarding the challenges and anticipated benefits to our business from our shift to a Virtual First work model as well as the impact to our financial results and business operations as a result of this shift;

•our expectations regarding the potential impacts of the outbreak of the COVID-19 pandemic and related public health measures, as well as the potential for a more permanent global shift to remote work, on our business, the business of our customers, suppliers and partners, and the economy;

•our ability to compete successfully in competitive markets;

•the demand for our platform or for content collaboration solutions in general;

•possible harm caused by significant disruption of service or loss or unauthorized access to users’ content;

•our ability to effectively integrate our platform with others;

•our ability to respond to rapid technological changes, including our ability to take advantage of potential market opportunities arising from what we believe to be a more permanent shift towards remote work;

•our ability to achieve or maintain profitability;

•our expectations and management of future growth;

•our ability to grow due to our lack of a significant outbound sales force;

•our ability to attract large organizations as users;

•our ability to offer high-quality customer support;

•our ability to manage our international expansion;

•our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including as we transition to a Virtual First model with an increasingly distributed workforce;

•our capital allocation plans, including expected allocations of cash and timing for our share repurchases and other investments;

•our ability to protect our brand;

•our ability to prevent serious errors or defects in our platform;

•our ability to maintain, protect, and enhance our intellectual property; and

•our ability to successfully identify, acquire, and integrate companies and assets.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$452.7	$551.3
Short-term investments	773.8	607.7
Trade and other receivables, net	49.6	36.7
Prepaid expenses and other current assets	54.1	47.5
Total current assets	1,330.2	1,243.2
Property and equipment, net	488.4	445.3
Operating lease right-of-use asset	705.9	657.9
Intangible assets, net	37.0	47.4
Goodwill	234.3	234.5
Other assets	66.5	70.9
Total assets	$2,862.3	$2,699.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29.5	$40.7
Accrued and other current liabilities	129.4	161.9
Accrued compensation and benefits	93.3	101.4
Operating lease liability	89.7	79.9
Finance lease obligation	86.4	76.7
Deferred revenue	598.6	554.2
Total current liabilities	1,026.9	1,014.8
Operating lease liability, non-current	777.3	711.9
Finance lease obligation, non-current	169.4	138.2
Other non-current liabilities	37.4	25.9
Total liabilities	2,011.0	1,890.8
Commitments and contingencies (Note 10)
Stockholders’ equity:
Additional paid-in capital	2,608.8	2,531.3
Accumulated deficit	(1,764.3)	(1,726.2)
Accumulated other comprehensive income	6.8	3.3
Total stockholders’ equity	851.3	808.4
Total liabilities and stockholders’ equity	$2,862.3	$2,699.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$487.4	$428.2	$1,409.8	$1,215.3
Cost of revenue(1)	103.2	104.8	308.8	306.1
Gross profit	384.2	323.4	1,101.0	909.2
Operating expenses(1)
Research and development	183.3	172.8	550.9	485.2
Sales and marketing	105.8	108.2	312.9	317.0
General and administrative	65.1	61.0	167.6	180.9
Total operating expenses	354.2	342.0	1,031.4	983.1
Income (loss) from operations	30.0	(18.6)	69.6	(73.9)
Interest income, net	0.1	3.0	2.6	9.9
Other income, net	3.5	0.2	23.1	14.4
Income (loss) before income taxes	33.6	(15.4)	95.3	(49.6)
Benefit from (provision for) income taxes	(0.9)	(1.6)	(5.8)	3.5
Net income (loss)	$32.7	$(17.0)	$89.5	$(46.1)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$0.08	$(0.04)	$0.22	$(0.11)
Diluted net income (loss) per share	$0.08	$(0.04)	$0.21	$(0.11)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	414.2	414.4	415.2	412.4
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	419.9	414.4	419.9	412.4
(1) Includes stock-based compensation as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cost of revenue	$4.6	$4.1	$12.6	$11.8
Research and development	46.9	38.9	131.1	107.1
Sales and marketing	8.9	7.7	25.1	23.6
General and administrative(2)	15.3	17.5	23.3	49.4

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

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$32.7	$(17.0)	$89.5	$(46.1)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	—	—	—	1.6
Change in net unrealized gains (losses) on short-term investments	(0.6)	0.2	3.5	1.7
Total other comprehensive income (loss), net of tax	$(0.6)	$0.2	$3.5	$3.3
Comprehensive income (loss)	$32.1	$(16.8)	$93.0	$(42.8)

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2020						Three Months Ended September 30, 2019
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4	413.4	$—	$2,428.4	$(1,700.1)	$1.9	$730.2
Release of restricted stock units and awards	3.3	—	—	—	—	—	3.0	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and awards	(1.1)	—	(10.6)	(11.9)	—	(22.5)	(1.1)	—	(18.0)	(1.0)	—	(19.0)
Repurchases of common stock	(1.8)	—	(16.8)	(20.7)	—	(37.5)	—	—	—	—	—	—
Exercise of stock options and awards	0.1	—	0.1	—	—	0.1	—	—	—	—	—	—
Stock-based compensation	—	—	75.7	—	—	75.7	—	—	68.2	—	—	68.2
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)	—	—	—	—	0.2	0.2
Net income (loss)	—	—	—	32.7	—	32.7	—	—	—	(17.0)	—	(17.0)
Balances at end of period	414.3	$—	$2,608.8	$(1,764.3)	$6.8	$851.3	415.3	$—	$2,478.6	$(1,718.1)	$2.1	$762.6

	Nine Months Ended September 30, 2020						Nine Months Ended September 30, 2019
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders' equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect adjustment from adoption of ASC 842	—	—	—	—	—	—	—	—	—	1.0	—	1.0
Release of restricted stock units and awards	9.4	—	—	—	—	—	8.5	—	—	—	—	—
Shares repurchased for tax withholdings on release of restricted stock units and awards	(3.3)	—	(31.0)	(35.5)	—	(66.5)	(3.1)	—	(53.6)	(13.5)	—	(67.1)
Repurchases of common stock	(9.2)	—	(85.2)	(92.1)	—	(177.3)	—	—	—	—	—	—
Exercise of stock options and awards	0.4	—	1.6	—	—	1.6	0.3	—	2.0	—	—	2.0
Assumed stock options in connection with acquisition	—	—	—	—	—	—	—	—	0.8	—	—	0.8
Stock-based compensation	—	—	192.1	—	—	192.1	—	—	191.9	—	—	191.9
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	—	—	—	3.3	3.3
Net income (loss)	—	—	—	89.5	—	89.5	—	—	—	(46.1)	—	(46.1)
Balances at end of period	414.3	$—	$2,608.8	$(1,764.3)	$6.8	$851.3	415.3	$—	$2,478.6	$(1,718.1)	$2.1	$762.6

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash flow from operating activities
Net income (loss)	$89.5	$(46.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120.5	132.5
Stock-based compensation	192.1	191.9
Net gains on equity investments	(17.5)	(5.7)
Amortization of deferred commissions	17.5	12.7
Other	(0.9)	(8.3)
Changes in operating assets and liabilities:
Trade and other receivables, net	(12.9)	(9.5)
Prepaid expenses and other current assets	(24.0)	(26.1)
Other assets	55.4	41.8
Accounts payable	(8.9)	(2.4)
Accrued and other current liabilities	(22.7)	9.5
Accrued compensation and benefits	(8.1)	(3.1)
Deferred revenue	43.4	54.7
Other non-current liabilities	(42.6)	(45.6)
Tenant improvement allowance reimbursement	19.3	45.4
Net cash provided by operating activities	400.1	341.7
Cash flow from investing activities
Capital expenditures	(67.8)	(110.6)
Business combinations, net of cash acquired	—	(171.6)
Purchases of short-term investments	(541.1)	(582.7)
Proceeds from sales of short-term investments	183.0	341.0
Proceeds from maturities of short-term investments	221.9	236.7
Other	12.4	8.4
Net cash used in investing activities	(191.6)	(278.8)
Cash flow from financing activities
Shares repurchased for tax withholdings on release of restricted stock units and awards	(66.5)	(67.1)
Proceeds from issuance of common stock, net of repurchases	1.6	2.0
Principal payments on finance lease obligations	(64.9)	(71.8)
Common stock repurchases	(177.3)	—
Other	(0.8)	(0.4)
Net cash used in financing activities	(307.9)	(137.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.7)
Change in cash and cash equivalents	(98.6)	(76.1)
Cash and cash equivalents - beginning of period	551.3	519.3
Cash and cash equivalents - end of period	$452.7	$443.2

Supplemental cash flow data:
Property and equipment acquired under finance leases	$105.9	$107.0

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $2.1 million during the three and nine months ended September 30, 2020, respectively, and net foreign currency transaction losses of $0.6 million and $1.1 million during the three and nine months ended September 30, 2019, respectively.

Revenue recognition
The Company derives its revenue from subscription fees from customers for access to its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:
•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the Company satisfies a performance obligation

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

The Company recognized $277.0 million and $522.7 million of revenue during the three and nine months ended September 30, 2020, respectively, and recognized $241.3 million and $452.9 million of revenue during the three and nine months ended September 30, 2019, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2020, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $658.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

•One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company began granting one-tier RSUs under its 2008 Plan in August 2015, and it continues to grant one-tier RSUs under its 2018 Plan. The Company recognizes compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

•Two-tier RSUs, which had both a service-based vesting condition and a Performance Vesting Condition. The Performance Vesting Condition was satisfied on the effectiveness of the registration statement related to the Company's IPO. Prior to August 2015, the Company granted two-tier RSUs under the 2008 Plan. The last grant date for two-tier RSUs was in May 2015. The Company recognized compensation expense associated with two-tier RSUs using the accelerated attribution method over the requisite service period.

As of September 30, 2020, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, foreign government securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2020.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

One distribution partner accounted for 44% of total trade and other receivables, net as of September 30, 2020. Two distribution partners accounted for 10% and 27% of total trade and other receivables, net as of December 31, 2019. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $8.6 and $27.6 million during the three and nine months ended September 30, 2020, respectively, and $7.4 million and $21.1 million during the three and nine months ended September 30, 2019, respectively.

Deferred commissions, net included in prepaid and other current assets were $25.3 million and $19.9 million as of September 30, 2020 and December 31, 2019, respectively. Deferred commissions, net included in other assets were $48.2 million and $43.5 million as of September 30, 2020 and December 31, 2019, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $6.7 million and $17.5 million for the three and nine months ended September 30, 2020, respectively, and $4.6 million and $12.7 million for the three and nine months ended September 30, 2019, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material to the Company's consolidated financial statements. The Company did not record any material credit losses during the three and nine months ended September 30, 2020.

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

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2020 and December 31, 2019 consisted of the following:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$71.6	$—	$—	$71.6
Cash equivalents
Money market funds	371.2	—	—	371.2
Commercial paper	6.0	—	—	6.0
Corporate notes and obligations	2.9	—	—	2.9
Certificates of deposit	1.0	—	—	1.0
Total cash and cash equivalents	$452.7	$—	$—	$452.7
Short-term investments
Corporate notes and obligations	389.3	3.0	(0.1)	392.2
U.S. Treasury securities	205.3	1.3	—	206.6
Asset backed securities	84.0	0.7	—	84.7
U.S. agency obligations	37.0	0.1	—	37.1
Commercial paper	24.5	—	—	24.5
Certificates of deposit	16.5	—	—	16.5
Foreign government obligations	9.3	—	—	9.3
Municipal securities	2.9	—	—	2.9
Total short-term investments	768.8	5.1	(0.1)	773.8
Total	$1,221.5	$5.1	$(0.1)	$1,226.5

	As of December 31, 2019
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$105.0	$—	$—	$105.0
Cash equivalents:
Money market funds	444.3	—	—	444.3
Commercial paper	2.0	—	—	2.0
Total cash and cash equivalents	$551.3	$—	$—	$551.3
Short-term investments				—
Corporate notes and obligations	285.5	1.2	(0.1)	286.6
U.S. Treasury securities	171.0	0.3	—	171.3
Asset backed securities	53.8	—	—	53.8
Certificates of deposit	38.2	—	—	38.2
U.S. agency obligations	27.2	—	—	27.2
Commercial paper	24.2	—	—	24.2
Supranational securities	4.0	—	—	4.0
Municipal securities	2.4	—	—	2.4
Total short-term investments	606.3	1.5	(0.1)	607.7
Total	$1,157.6	$1.5	$(0.1)	$1,159.0

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $12.2 million and $11.5 million as of September 30, 2020 and December 31, 2019, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

All short-term investments were designated as available-for-sale securities as of September 30, 2020 and December 31, 2019.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2020:

	As of September 30, 2020
	Amortized cost	Estimated fair value

Due within one year	348.3	349.2
Due between one to three years	347.3	350.9
Due after three years	73.2	73.7
Total	$768.8	$773.8

The Company had 55 short-term investments in unrealized loss positions as of September 30, 2020. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020.

As of September 30, 2020, the Company’s short-term investments portfolio consisted of eight security types, one of which was in an unrealized loss position. The Company’s corporate notes and obligations had unrealized losses of approximately $0.1 million as of September 30, 2020. Unrealized losses on corporate notes and obligations have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $2.6 million and $10.4 million during the three and nine months ended September 30, 2020, respectively, and $5.7 million and $17.5 million during the three and nine months ended September 30, 2019, respectively.

Note 3.Fair Value Measurements

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$371.2	$—	$—	$371.2
Commercial paper	—	6.0	—	6.0
Corporate notes and obligations	—	2.9	—	2.9
Certificates of deposit	—	1.0	—	1.0
Total cash equivalents	$371.2	$9.9	$—	$381.1
Short-term investments
Corporate notes and obligations	—	392.2	—	392.2
U.S. Treasury securities	—	206.6	—	206.6
Asset backed securities	—	84.7	—	84.7
U.S. agency obligations	—	37.1	—	37.1
Commercial paper	—	24.5	—	24.5
Certificates of deposit	—	16.5	—	16.5
Foreign government obligations	—	9.3	—	9.3
Municipal securities	—	2.9	—	2.9
Total short-term investments	—	773.8	—	773.8
Total	$371.2	$783.7	$—	$1,154.9

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

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2020	December 31, 2019

Datacenter and other computer equipment	$737.1	$749.3
Furniture and fixtures	39.3	35.5
Leasehold improvements	243.6	211.4
Construction in progress	52.0	36.3
Total property and equipment	1,072.0	1,032.5
Accumulated depreciation and amortization	(583.6)	(587.2)
Property and equipment, net	$488.4	$445.3

During the third quarter of 2020 the Company retired $110.2 million of fully depreciated datacenter assets that are no longer in use.

The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2020 and December 31, 2019, respectively included a total of $371.2 million and $321.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure under finance leases totaled $142.4 million and $124.6 million as of September 30, 2020 and December 31, 2019, respectively.

Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.

Depreciation expense related to property and equipment was $37.4 million and $109.9 million for the three and nine months ended September 30, 2020, respectively, and $37.1 and $122.5 million for the three and nine months ended September 30, 2019, respectively.

Note 5.Business Combinations

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to on-going employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $4.0 million and $24.2 million paid during the three and nine months ended September 30, 2020. The remaining balance of $24.3 million will be paid evenly in quarterly installments over the remaining required service period.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years)
	2020	2019
Developed technology	$25.8	$25.8	3.3
Customer relationships	20.5	20.5	3.5
Software	20.2	20.0	1.3
Patents	13.0	13.0	7.3
Assembled workforce in asset acquisitions	12.6	12.6	0.3
Trademarks and trade names	5.2	5.2	3.4
Licenses	4.6	4.6	0.8
Other	3.3	3.3	4.9
Total intangibles	105.2	105.0
Accumulated amortization	(68.2)	(57.6)
Intangible assets, net	$37.0	$47.4
Amortization expense was $3.6 million and $10.6 million for the three and nine months ended September 30, 2020, respectively, and $3.6 million and $10.1 million for the three and nine months ended September 30, 2019, respectively.

Expected future amortization expense for intangible assets as of September 30, 2020 is as follows:

Remaining three months of Fiscal 2020	$3.5
2021	11.6
2022	8.3
2023	7.6
2024	3.4
Thereafter	2.6
Total	$37.0

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2019	$234.5
Effect of foreign currency translation	(0.2)
Balance at September 30, 2020	$234.3

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2020 and December 31, 2019.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.Revolving Credit Facility

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2020 and December 31, 2019, respectively.

The Company had an aggregate of $45.7 million of letters of credit outstanding under the revolving credit facility as of September 30, 2020, and the Company’s total available borrowing capacity under the revolving credit facility was $679.3 million as of September 30, 2020. The Company’s letters of credit have final expiration dates through 2032.
Note 9.Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 16 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases of former corporate offices. Subleases have remaining lease terms of 2 years to 3 years. Sublease income, which is recorded as a reduction of rental expense, was $1.7 million and $5.2 million for the three and nine months ended September 30, 2020, respectively, and $1.8 million and $5.3 million for the three and nine months ended September 30, 2019, respectively.

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its corporate headquarters. The Company took initial possession of the first phase of its corporate headquarters in June 2018, and began to recognize single lease cost related to the first phase. In that same period, the Company recorded a lease incentive obligation related to tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. In December 2019, the Company took possession of the final phase, and began to recognize lease costs and lease obligation, net of tenant improvement reimbursements related to the third phase. The Company's total expected minimum obligations for all three phases of the lease are $842.7 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. As of

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

September 30, 2020, the remaining total expected minimum obligations are $803.4 million. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. In the nine months ended September 30, 2020, the Company collected tenant improvement reimbursements from the landlord totaling $15.7 million.

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2020 (excluding the nine months ended September 30, 2020)	$31.7	$26.1
2021	124.1	96.6
2022	117.9	82.5
2023	101.4	48.8
2024	90.5	13.9
Thereafter	650.0	—
Total future minimum lease payments	1,115.6	267.9
Less imputed interest	(236.6)	(12.1)
Less tenant improvement receivables	(12.0)	—
Total liability	$867.0	$255.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

As of September 30, 2020, the Company is entitled to non-cancelable rent payments from its sub-tenants of $24.8 million, which will be collected over the next 2 to 3 years.

As of September 30, 2020, the Company had commitments of $107.3 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 5 years to 15 years.

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

The Company is currently involved in four putative class action lawsuits alleging violations of the federal securities laws that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the "Dropbox Defendants"). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On October 21, 2020, the court issued an order granting the Company's motion to dismiss the Federal Plaintiffs’ complaint with leave to amend. The Company believes the cases are

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

without merit and intends to vigorously defend them. The Company does not currently believe that this matter is likely to have a material adverse impact on its consolidated results of operations, cash flows, or financial position.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2020	December 31, 2019

Non-income taxes payable	$89.3	$92.2
Accrued legal and other external fees	18.0	29.2
Other accrued and current liabilities	22.1	40.5
Total accrued and other current liabilities	$129.4	$161.9

Note 12.Stockholders’ Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. Holders of Class B common stock voluntarily converted 0.1 million and 63.5 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2020, respectively, and 0.7 million and 38.4 million during the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of September 30, 2020, 316.6 million shares of Class A common stock, 97.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2019, 255.8 million shares of Class A common stock, 161.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2020 and December 31, 2019 exclude unvested restricted stock awards granted to certain executives during the year. Class A shares issued and outstanding also excludes 10.3 million and 14.7 million unvested restricted stock awards granted to the Company's co-founders as of September 30, 2020 and December 31, 2019, respectively. See "Co-Founder Grants" section below for further details.

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

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and nine months ended September 30, 2020, the Company repurchased and subsequently retired 1.8 million and 9.2 million shares respectively of its Class A common stock for an aggregate amount of $37.5 million and $177.3 million, respectively.

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

As of September 30, 2020, there were 37.6 million stock-based awards issued and outstanding and 76.5 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2020:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share

Balance at December 31, 2019	66.2	2.0	$12.28	6.5	$16.40	30.7	$20.48
Additional shares authorized	21.7	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.4)	4.74	—	—	(9.4)	19.75
Options and restricted stock units and awards canceled	7.8	(0.2)	17.52	—	—	(7.6)	20.14
Shares repurchased for tax withholdings on release of restricted stock units and awards	3.3	—	—	—	—	—	19.74
Options and restricted stock units and awards granted	(22.5)	—	—	—	—	22.5	18.85
Balance at September 30, 2020	76.5	1.4	$13.55	5.9	$10.29	36.2	$19.73
Vested at September 30, 2020		1.0	$16.19	5.3	$5.57	—	$—
Unvested at September 30, 2020		0.4	$5.69		$4.72	36.2	$19.73

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Intrinsic value of options exercised	$0.5	$0.3	$5.3	$4.8

As of September 30, 2020, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $671.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of September 30, 2020.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $6.2 million and $18.4 million during the three and nine months ended September 30, 2020, respectively, and $8.8 million and $26.1 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, unamortized stock-based compensation expense related to the Co-Founder Grants was $40.6 million.

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

Diluted net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income (loss per share) of Class B common stock does not assume the conversion of those shares to Class A common stock. Diluted loss per share for the three and nine months ended September 30, 2019 is the same as basic loss per share as there was a net loss for the period and inclusion of potentially issuable shares is anti-dilutive.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts

	Three Months Ended September 30,		Three Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B

Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$25.0	$7.7	$(10.4)	$(6.6)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	316.3	97.8	252.7	161.7
Net income (loss) per common share, basic	$0.08	$0.08	$(0.04)	$(0.04)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$25.0	$7.7	$(10.4)	$(6.6)
Reallocation of net income as a result of conversion of Class B to Class A common stock	$7.7	—	—	—
Reallocation of net income to Class B common stock	—	$(0.1)	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$32.7	$7.6	$(10.4)	$(6.6)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	316.3	97.8	252.7	161.7
Weighted-average effect of dilutive RSUs and employee stock options	5.5	0.2	—	—
Conversion of Class B to Class A common stock	97.8	—	—	—
Weighted-average number of common shares outstanding used in computed diluted net income (loss) per share	419.7	98.0	252.7	161.7
Net income (loss) per common share, diluted	$0.08	$0.08	$(0.04)	$(0.04)

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020		2019
	Class A	Class B	Class A	Class B

Basic net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$61.7	$27.8	$(26.1)	$(20.0)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	286.1	129.1	233.1	179.3
Net income (loss) per common share, basic	$0.22	$0.22	$(0.11)	$(0.11)
Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to common stockholders	$61.7	$27.8	$(26.1)	$(20.0)
Reallocation of net income as a result of conversion of Class B to Class A common stock	$27.8	—	—	—
Reallocation of net income to Class B common stock	—	$(0.2)	—	—
Net income (loss) attributable to common stockholders for diluted EPS	$89.5	$27.6	$(26.1)	$(20.0)
Denominator
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	286.1	129.1	233.1	179.3
Weighted-average effect of dilutive RSUs and employee stock options	4.4	0.3	—	—
Conversion of Class B to Class A common stock	129.1	—	—	—
Weighted-average number of common shares outstanding used in computed diluted net income (loss) per share	419.6	129.4	233.1	179.3
Net income (loss) per common share, diluted	$0.21	$0.21	$(0.11)	$(0.11)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Restricted stock units and awards	9.9	30.1	10.2	28.7
Options to purchase shares of common stock	0.8	1.9	0.8	1.9
Co-Founder Grants	10.3	14.7	11.6	14.7
Total	21.0	46.7	22.6	45.3

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was an expense of $0.9 million and $5.8 million for the three and nine months ended September 30, 2020. The Company's income tax was an expense of $1.6 million and a benefit of $3.5 million for the three and nine months ended September 30, 2019.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The income tax expense for the three and nine months ended September 30, 2020 was primarily attributable to foreign and state income taxes.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2020, the Company continues to maintain a full valuation allowance on its deferred tax assets in the U.S. and Ireland. However, the Company has partially benefited from its deferred tax assets due to the recognition of forecasted future income which is more likely than not to be earned in one of its foreign jurisdictions.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by approximately $4.7 million and $12.3 million for the three and nine months ended September 30, 2020, respectively, of which $2.2 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.8 million and $1.0 million for the three and nine months ended September 30, 2020, respectively, for the settlement of an audit and statute of limitation lapses related to prior period tax positions.

On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on the Company's provision for income taxes in its consolidated financial statements as of September 30, 2020.

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court, which was denied on June 22, 2020. Accordingly, the Company has included stock-based compensation in its cost-sharing agreements and as a result, the Company recognized additional state tax expenses in some jurisdictions which do not have sufficient net operating losses to offset the state income. There was no material impact on the Company's income tax provision for the U.S. and Ireland due to its full valuation allowance.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2020	December 31, 2019

United States	$478.9	$431.9
International(1)	9.5	13.4
Total property and equipment, net	$488.4	$445.3

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2020 and December 31, 2019.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

United States	$255.5	$220.8	$735.7	$623.4
International(1)	231.9	207.4	674.1	591.9
Total revenue	$487.4	$428.2	$1,409.8	$1,215.3

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2020 and 2019.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 16. Subsequent Events

In October 2020, the Company announced a new Virtual First work model pursuant to which remote work will become the primary experience for all of its employees. As a result, the Company intends for its workforce to become more distributed over time, and will reduce its existing real-estate footprint while maintaining a scaled down presence in its current locations. Accordingly, the Company plans to sublease space in certain office locations.

As a result of the Company's announcement to move towards a Virtual First work model, it is reassessing its asset groupings and evaluating the recoverability of the individual asset groups. Based on its preliminary assessment, the Company anticipates recording an impairment charge related to the right of use and other lease related assets in the range of $400 to $450 million. A substantial majority of the charge is expected to be incurred in the fourth quarter of 2020 but a portion of this amount may be incurred through the first half of 2021.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 15.25 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus and Professional plans, or purchase multiple licenses through our Family plan or our Standard, Advanced, and Enterprise team plans. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

In the first quarter of fiscal 2019, we acquired HelloSign, an e-signature and document workflow platform. The acquisition of HelloSign expands our content collaboration capabilities to include additional business-critical workflows. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum of a certain number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars.

Our Customers
Our customer base is highly diversified, and in the period presented, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans.

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

Furthermore, the effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 to shift to a new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees. As a result, we intend for our workforce to become more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration, either through our existing real-estate, or new on-demand, flexible spaces. We will reduce our existing real-estate footprint while maintaining a scaled down presence in our current locations and as a result, we plan to sublease space at certain office locations. While the actual amount and timing of the benefits of subleases will depend on the outcome of negotiations with potential subtenants, we estimate that this strategy will generate additional cash flows over the course of our lease agreements. In connection with our subleasing plans, we anticipate recording an impairment charge related to right of use and other lease related assets in the range of $400 to $450 million. A substantial majority of the charge is expected to be incurred in the fourth quarter of 2020 but a portion of this amount may be incurred through the first half of 2021. While we seek to manage the implementation of this new work model carefully and we believe this model will help us reap the benefits of remote work, while maintaining a meaningful in-person experience, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, increased employee satisfaction or increased productivity. In addition, given that we have a limited history of operating with a Virtual First workforce, the long-term impact on our financial results and business operations is uncertain. Please see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks we currently face, including risks related to the COVID-19 pandemic and our shift to a Virtual First work model.

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

	As of
	September 30, 2020	December 31, 2019	September 30, 2019

	(In millions)
Total ARR	$1,981	$1,820	$1,766

	As of
Constant Currency	September 30, 2020	December 31, 2019	September 30, 2019

	(In millions)
Total ARR	$1,981	$1,811	$1,757

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

The below table sets forth the number of paying users as of September 30, 2020, December 31, 2019, and September 30, 2019.

	As of
	September 30, 2020	December 31, 2019	September 30, 2019

	(In millions)
Paying users	15.25	14.31	14.00

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

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users, the increase in price is effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019.

The below table sets forth our ARPU for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

ARPU	$128.03	$123.15	$127.06	$121.75

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

Our FCF increased for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and a decrease in capital expenditures, due to decreased spend on office build-outs.

We expect our FCF to fluctuate in future periods as we purchase infrastructure equipment to support our user base and as we sublease space at certain office locations. This, along with certain increased operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	400.1	341.7
Capital expenditures	(67.8)	(110.6)
Free cash flow	$332.3	$231.1

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Revenue	$487.4	$428.2	$1,409.8	$1,215.3
Cost of revenue(1)	103.2	104.8	308.8	306.1
Gross profit	384.2	323.4	1,101.0	909.2
Operating expenses(1):
Research and development	183.3	172.8	550.9	485.2
Sales and marketing	105.8	108.2	312.9	317.0
General and administrative	65.1	61.0	167.6	180.9
Total operating expenses	354.2	342.0	1,031.4	983.1
Income (loss) from operations	30.0	(18.6)	69.6	(73.9)
Interest income, net	0.1	3.0	2.6	9.9
Other income, net	3.5	0.2	23.1	14.4
Income (loss) before income taxes	33.6	(15.4)	95.3	(49.6)
Benefit from (provision for) income taxes	(0.9)	(1.6)	(5.8)	3.5
Net income (loss)	$32.7	$(17.0)	$89.5	$(46.1)

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(In millions)
Cost of revenue	$4.6	$4.1	$12.6	$11.8
Research and development	46.9	38.9	131.1	107.1
Sales and marketing	8.9	7.7	25.1	23.6
General and administrative(2)	15.3	17.5	23.3	49.4
Total stock-based compensation	$75.7	$68.2	$192.1	$191.9

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	21	24	22	25
Gross profit	79	76	78	75
Operating expenses(1):
Research and development	38	40	39	40
Sales and marketing	22	25	22	26
General and administrative	13	14	12	15
Total operating expenses	73	80	73	81
Income (loss) from operations	6	(4)	5	(6)
Interest income, net	—	1	—	1
Other income, net	1	—	2	1
Income (loss) before income taxes	7	(4)	7	(4)
Benefit from (provision for) income taxes	—	—	—	—
Net income (loss)	7%	(4)%	6%	(4)%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(As a % of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	10	9	9	9
Sales and marketing	2	2	2	2
General and administrative(2)	3	4	2	4
Total stock-based compensation	16%	16%	14%	16%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

Comparison of the three months ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$487.4	$428.2	$59.2	14%

Revenue increased $59.2 million or 14% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$103.2	$104.8	$(1.6)	(2)%
Gross profit	384.2	323.4	60.8	19%
Gross margin	79%	76%

Cost of revenue decreased $1.6 million or 2% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to decreases of $1.9 million in infrastructure costs and $0.9 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. These decreases were offset by increases of $0.8 million in employee-related costs due to headcount growth and $0.6 million in credit card transaction fees due to higher sales and professional fees for user support.

Our gross margin increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a 14% increase in revenue during the period and a decrease in our cost of revenue as described above.

Research and development

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$183.3	$172.8	$10.5	6%

Research and development expenses increased $10.5 million or 6% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to an increase of $14.0 million in employee-related costs due to headcount growth. This increase was offset by a decrease of $1.6 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Sales and marketing

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$105.8	$108.2	$(2.4)	(2)%

Sales and marketing expenses decreased $2.4 million or 2% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to decreases of $4.9 million in brand marketing expenses driven by a reduction of events due to the COVID-19 pandemic and $2.0 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. These decreases were offset by increases of $2.2 million in employee-related costs due to headcount growth and $2.6 million in app store fees due to increased sales.

General and administrative

	Three Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$65.1	$61.0	$4.1	7%

General and administrative expenses increased $4.1 million or 7% during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to increases of $2.6 million in legal-related expenses and $2.0 million in non-income based taxes. These increases were offset by a decrease in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Interest income (expense), net

Interest income (expense), net decreased $2.9 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income, net

Other income, net decreased $3.3 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease of $2.0 million in other income due to gains on disposal of infrastructure assets and $1.8 million of losses related to equity investments in the three months ended September 30, 2019, offset by foreign currency transaction gains in the current period.

Benefit from (provision for) income taxes

Provision for income taxes decreased $0.7 million during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, primarily due to a decrease in foreign and state income taxes.

Comparison of the nine months ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$1,409.8	$1,215.3	$194.5	16%

Revenue increased $194.5 million or 16% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and an increased mix of sales towards our higher-priced subscription plans.
Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$308.8	$306.1	$2.7	1%
Gross profit	1,101.0	909.2	191.8	21%
Gross margin	78%	75%

Cost of revenue increased $2.7 million or 1% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to increases of $4.8 million in employee-related costs due to headcount growth, $3.9 million in credit card transaction fees due to higher sales and professional fees for user support, $1.1 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, and an increase in amortization of acquired intangible assets. These increases were offset by a decrease of $7.8 million in infrastructure costs.
Our gross margin increased during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a 16% increase in our revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$550.9	$485.2	$65.7	14%

Research and development expenses increased $65.7 million or 14% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to increases of $56.6 million in employee-related costs due to headcount growth and $7.8 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Sales and marketing

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$312.9	$317.0	$(4.1)	(1)%

Sales and marketing expenses decreased $4.1 million or 1% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to decreases of $18.5 million related to brand marketing expenses driven by a reduction of events due to the COVID-19 pandemic, $1.4 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, and marketing research expenses. These decreases were offset by increases of $10.1 million in app store fees due to increased sales and $6.6 million in employee-related costs due to headcount growth.

General and administrative

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$167.6	$180.9	$(13.3)	(7)%

General and administrative expenses decreased $13.3 million or 7% during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a decrease of $26.0 million in stock-based compensation, with the majority of the decrease due to the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant as discussed in "--Note 12. Stockholders' Equity." The decrease was offset by increases of $6.4 million in employee-related costs, excluding stock-based compensation, due to headcount growth, and $5.7 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Interest income (expense), net

Interest income (expense), net decreased $7.3 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income, net

Other income, net increased $8.7 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to $11.2 million in gains related to an equity investment and foreign currency transaction gains. These increases were offset by a decrease of $6.6 million due to the disposal of infrastructure assets in the nine months ended September 30, 2019.

Benefit from (provision for) income taxes

Provision for income taxes increased by $9.3 million during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, primarily due to the one-time tax benefit recognized in 2019 as a result of our acquisition of HelloSign.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents of $452.7 million and short-term investments of $773.8 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations and municipal securities. As of September 30, 2020, we had $124.4 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2020, we repurchased and subsequently retired 1.8 million and 9.2 million shares respectively of its Class A common stock for an aggregate amount of $37.5 million and $177.3 million, respectively. We have announced our intention to increase the pace of our share repurchases under the current plan in future periods, however this may fluctuate from period to period based on prevailing market prices and other factors and considerations.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2020.
As of September 30, 2020, we had no amounts outstanding under the revolving credit facility and an aggregate of $45.7 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $679.3 million as of September 30, 2020.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in collaboration spaces, the sublease of space at certain office locations, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, the volume and timing of our share repurchases and any potential impacts of the COVID-19 pandemic on our business. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2020	2019

	(In millions)
Net cash provided by operating activities	$400.1	$341.7
Net cash used in investing activities	(191.6)	(278.8)
Net cash used in financing activities	(307.9)	(137.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.7)
Net (decrease) increase in cash and cash equivalents	$(98.6)	$(76.1)

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
For the nine months ended September 30, 2020, net cash provided by operating activities was $400.1 million, which mostly consisted of our net income of $89.5 million, adjusted for stock-based compensation expense of $192.1 million and depreciation and amortization expenses of $120.5 million, and net cash outflow of $1.1 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The increase in net cash provided by operating activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to an increase in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. This was partially offset by a decrease in cash inflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements to existing and collaboration spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2020, net cash used in investing activities was $191.6 million, which primarily related to $136.2 million in net investment activity outflows, driven by the purchases of short-term investments, net of sales and maturities and $11.4 million in equipment rebates. Additionally, cash paid for capital expenditures during the period was $67.8 million related to our office and datacenter build-outs.
The decrease in cash used in investing activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to cash paid for our acquisition of HelloSign, net of cash acquired of $171.6 million during the nine months ended September 30, 2019.
Financing activities
Net cash used in financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units (“RSUs”) and awards, principal payments on finance lease obligations for our infrastructure equipment, and open-market repurchases of common stock.

For the nine months ended September 30, 2020, net cash used in financing activities was $307.9 million, which primarily consisted of $177.3 million for the repurchase of our common stock, $64.9 million in principal payments on finance lease obligations and $66.5 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.
The increase in cash used in financing activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the repurchase of our common stock during the nine months ended September 30, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $452.7 million and short-term investments of $773.8 million as of September 30, 2020. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of September 30, 2020, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2020, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the nine months ended September 30, 2020, 28% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $2.1 million and $1.1 million in net foreign currency transaction gains and losses in the nine months ended September 30, 2020 and 2019, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2020 and 2019.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. For example, in April 2015, Synchronoss Technologies, Inc. ("Synchronoss"), a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California, and at summary judgment, the court resolved all claims in our favor. Synchronoss appealed this order and the appeal has been fully briefed and argued. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
Four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief. On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in our amended and restated bylaws. On October 21, 2020, the court issued an order granting our motion to dismiss the Federal Plaintiffs’ complaint with leave to amend. We believe the claims are without merit and we intend to vigorously defend against them. We do not currently believe that this matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2020, we served over 600 million registered users but only 15.25 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

We have experienced significant revenue growth in prior periods. However, our rates of revenue growth are slowing, will likely continue to slow through the end of our current fiscal year and may continue to slow in future periods. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, slowing demand for our platform, a decrease in the growth of the overall content collaboration market, a failure by us to continue capitalizing on growth opportunities, the impact of catastrophic events on economic conditions or on our current and prospective paying users, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a limited history of operating with a Virtual First workforce and the long-term impact on our financial results and business operations is uncertain.

In October 2020, we announced a new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees and our intention is for our workforce to become more distributed over time. However, we have a limited history of operating with a Virtual First workforce and, although we anticipate that our shift to a new Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, or productivity.

Our shift to Virtual First could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel, as well as potentially negatively impacting product research and development and the growth of our business. We may also experience an increased risk of privacy and data security breaches involving our data or our users’ content. Any of these factors could adversely affect our financial condition and operating results.

In addition, we expect that we will need less office space than we are currently contractually committed to leasing and as a result, we anticipate incurring impairment charges in connection with the subleasing of certain of our unused office spaces, which will impact our ability to achieve GAAP profitability in the fourth quarter of 2020 and current fiscal year, and may impact our ability to achieve GAAP profitability in future periods. Furthermore, a prolonged recessionary period and industry shifts towards remote work, including as a result of the COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

The full extent of the impacts of the COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

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

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple and Google and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. We compete with Box on a more limited basis in the cloud storage market for deployments by large enterprises. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

•user-centric design;

•ease of adoption and use;

•scale of user network;

•features and platform experience

•performance;

•brand;

•security and privacy

•accessibility across several devices, operating system, and applications;

•third-party integration;

•customer support;

•continued innovation; and

•pricing.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of personal information could result in an actual or perceived breach of user privacy. This risk may be heightened as we transition to a Virtual First and increasingly distributed workforce. In addition, our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

Our brand, reputation, and ability to attract, retain, and serve our users are dependent upon the reliable performance of our platform, including our underlying technical infrastructure. Our users rely on our platform to store digital copies of their valuable content, including financial records, business information, documents, photos, and other important content. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business, and turnover in our personnel may additionally impact our ability to respond to any such delays or outages. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our platform as often in the future, or at all.

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

We generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of content collaboration solutions in general, and our platform in particular, is critical to our future growth and success. If the content collaboration market fails to grow or grows more slowly than we currently anticipate, or if the current shift to remote or distributed work does not materialize into a longer-term trend, demand for our platform could be negatively affected.

Changes in user preferences for content collaboration may have a disproportionately greater impact on us than if we offered multiple platforms or disparate products. Demand for content collaboration solutions in general, and our platform in particular, is affected by a number of factors, many of which are beyond our control. Some of these potential factors include:

•awareness of the content collaboration category generally;

•availability of products and services that compete with ours;

•the impact, scale, and duration, of trends towards or away from remote or distributed work;

•ease of adoption and use;

•features and platform experience;

•performance;

•brand;

•security and privacy;

•customer support; and

•pricing.

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

Failure to respond to rapid technological changes, extend our platform, or develop new features or products may harm our ability to compete effectively, which would adversely affect our business.

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. In addition, while we believe current trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2017, we released Smart Sync, an advanced productivity feature, and introduced Paper, a collaborative product experience. In 2018, we announced Dropbox Extensions, which allows users to initiate and manage workflows with third-party partner applications from Dropbox. More recently, in 2019, we launched Dropbox Spaces, an evolution of the shared folder which creates a collaborative workspace for individuals and teams to work together. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we are temporarily requiring substantially all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process, as could our transition to a Virtual First workforce. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $52.7 million, $484.9 million, and $111.7 million in the years ended December 31, 2019, 2018, and 2017, respectively, and we had an accumulated deficit of $1,726.2 million as of December 31, 2019. While we have been profitable on a GAAP basis in the prior fiscal quarters, we expect to incur net losses on a GAAP basis in the fourth quarter of 2020 and for our current fiscal year, and we may not achieve or maintain profitability in future periods. As we strive to grow our business, expenses may increase in the near term, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a new Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We expect to incur impairment charges related to our facilities and we may also incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income and additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform, user adoption and renewal of our platform, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

We may not successfully manage our growth or plan for future growth.

Since our founding in 2007, we have experienced rapid growth. The growth and expansion of our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, and our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. In addition, we face challenges of integrating, developing, and motivating an increasingly distributed employee base in various countries around the world. These challenges may be heightened as we transition to a Virtual First workforce and seek to align our resources in order to create a more nimble and streamlined organization. Certain members of our management have not previously worked together for an extended period of time and some do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

In addition, the expansion of our business may make it difficult to evaluate our future prospects. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, our business, results of operations, and financial condition could be harmed.

Our lack of a significant outbound sales force may limit the potential growth of our business.

Historically, our business model has been driven by organic adoption and viral growth, with more than 90% of our revenue generated from self-serve channels. As a result, we do not have a significant outbound sales force, which has enabled us to be more efficient with our sales and marketing spend. Although we believe our business model can continue to scale without a large outbound sales force, our word-of-mouth and user referral marketing model may not continue to be as successful as we anticipate, and our limited experience selling directly to large organizations through our outbound sales force may impede our future growth. As we continue to scale our business, an enhanced sales infrastructure could assist in reaching larger organizations and growing our revenue. Identifying and recruiting additional qualified sales personnel and training them would require significant time, expense, and attention, and would significantly impact our business model. Further, adding more sales personnel would change our cost structure and results of operations, and we may have to reduce other expenses in order to accommodate a corresponding increase in sales and marketing expenses. If our limited outbound salesforce and lack of experience selling and marketing to large organizations prevents us from reaching larger organizations and growing our revenue, and if we are unable to hire, develop, and retain talented sales personnel in the future, our business, results of operations, and financial condition could be adversely affected.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 15.25 million as of September 30, 2020. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, including our revenue, gross margin, operating margin, profitability, cash flow from operations, and deferred revenue, may vary significantly in the future and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. For example, while we have been profitable on a GAAP basis in prior fiscal quarters, our quarterly operating results have fluctuated in the past and will fluctuate in the future. We expect to incur net losses on a GAAP basis in the fourth quarter of 2020 and for our current fiscal year, and may not achieve profitability in future periods. Our quarterly results of operations may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuation in quarterly results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly results of operations include, without limitation, those listed below:

•our ability to retain and upgrade paying users;

•our ability to attract new paying users and convert registered to paying users;

•the timing of expenses and recognition of revenue;

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into operating and finance leases;

•the timing of expenses related to acquisitions;

•any large indemnification payments to our users or other third parties;

•changes in our pricing policies or those of our competitors;

•the timing and success of new product feature and service introductions by us or our competitors;

•network outages or actual or perceived security breaches;

•changes in the competitive dynamics of our industry, including consolidation among competitors;

•changes in laws and regulations that impact our business;

•general economic and market conditions;

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such the ongoing COVID-19 pandemic;

•changes in reserves or other non-cash credits or charges, such as our anticipated incurrence of impairment charges as a result of the subleasing of certain of our unused office space in connection with our shift to a new Virtual First work model; and

•any other impacts of shifting our operations to a new Virtual First work model.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Ajay Vashee, resigned as Chief Financial Officer in September 2020, and Timothy Regan, our former Chief Accounting Officer, was appointed to succeed him. In addition, in November 2020, Timothy Young was promoted to President and Bharat Mediratta stepped down as our Chief Technology Officer and Senior Vice President, Platform. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, while we believe our new Virtual First strategy will give us the opportunity to realign our resources in order to create a more nimble and streamlined organization, we can provide no assurance that we will be able to successfully execute on these plans, and failure to successfully manage these transitions may cause disruptions to our business.

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, particularly in the San Francisco Bay Area where our headquarters is located, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we transition to Virtual First workforce, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new employees, and higher employee turnover could significantly and adversely impact our culture, as could our transition to a Virtual First workforce.

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

•compliance with applicable international laws and regulations, including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our offices, including as we shift to a Virtual First and increasingly distributed workforce;

•providing our platform and operating our business across a significant distance, in different languages and among different cultures, including the potential need to modify our platform and features to ensure that they are culturally appropriate and relevant in different countries;

•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as does the United States;

•operating in jurisdictions that do not protect intellectual property rights to the same extent as does the United States;

•compliance by us and our business partners with anti-corruption laws, import and export control laws, tariffs, trade barriers, economic sanctions, and other regulatory limitations on our ability to provide our platform in certain international markets;

•foreign exchange controls that might require significant lead time in setting up operations in certain geographic territories and might prevent us from repatriating cash earned outside the United States;

•political and economic instability;

•changes in diplomatic and trade relationships, including the imposition of new trade restrictions, trade protection measures, import or export requirements, trade embargoes and other trade barriers;

•double taxation of our international earnings and potentially adverse tax consequences due to changes in the income and other tax laws of the United States or the international jurisdictions in which we operate;

•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•the impact of natural disasters and public health epidemics on employees, travel and the global economy, including the ongoing global COVID-19 pandemic.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the European Union, or EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, ("Brexit"), the United Kingdom government has initiated a process to leave the EU ("Brexit"). The United Kingdom withdrew from the EU pursuant to Brexit on January 31, 2020, subject to a transition period that is set to end on December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act designed to be consistent with the GDPR, it remains unclear how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework, and the Swiss Federal Data Protection and Information Commissioner has stated that it no longer considers the U.S.-Swiss Privacy Shield adequate for the purposes of transfers of personal data from Switzerland to the U.S. While we rely on additional legal mechanisms to transfer data from the EEA and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. The California Consumer Privacy Act of 2018 (the "CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. However, certain aspects of the CCPA and its enforcement remain uncertain. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA") significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and other related developments, potentially may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

Our platform depends on the quality of our users’ access to the internet. Certain features of our platform require significant bandwidth and fidelity to work effectively. Internet access is frequently provided by companies that have significant market power that could take actions that degrade, disrupt or increase the cost of user access to our platform, which would negatively impact our business. We could incur greater operating expenses and our user acquisition and retention could be negatively impacted if network operators:

•implement usage-based pricing;

•discount pricing for competitive products;

•otherwise materially change their pricing rates or schemes;

•charge us to deliver our traffic at certain levels or at all;

•throttle traffic based on its source or type;

•implement bandwidth caps or other usage restrictions; or

•otherwise try to monetize or control access to their networks.
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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, we were recently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. Although the lawsuit in federal court has since been dismissed, the plaintiffs may appeal or amend their complaint, and we may not be successful in an appeal proceeding or in winning dismissal of an amended complaint. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

We also utilize hardware purchased or leased and software and services licensed from third parties on our platform. Any defects in, or unavailability of, our or third-party software, services, or hardware that cause interruptions to the availability of our services, loss of data, or performance issues could, among other things:

•cause a reduction in revenue or delay in market acceptance of our platform;

•require us to issue refunds to our users or expose us to claims for damages;

•cause us to lose existing users and make it more difficult to attract new users;

•divert our development resources or require us to make extensive changes to our platform, which would increase our expenses;

•increase our technical support costs; and

•harm our reputation and brand.

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

We have limited experience making acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the anticipated benefits from such acquisitions, due to a number of factors, including:

•acquisition-related costs, liabilities, or tax impacts, some of which may be unanticipated;

•difficulty integrating and retaining the personnel, intellectual property, technology infrastructure, and operations of an acquired business;

•ineffective or inadequate, controls, procedures, or policies at an acquired business;

•multiple product lines or services offerings, as a result of our acquisitions, that are offered, priced, and supported differently;

•potential unknown liabilities or risks associated with an acquired business, including those arising from existing contractual obligations or litigation matters;

•inability to maintain relationships with key customers, suppliers, and partners of an acquired business;

•lack of experience in new markets, products or technologies;

•diversion of management's attention from other business concerns; and

•use of resources that are needed in other parts of our business.

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

Our business may be affected by changes in the economy generally, including any resulting effect on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn. If an economic downturn were to occur, we may experience such a reduction in the future, especially in the event of a prolonged recessionary period. For example, the ongoing COVID-19 pandemic and efforts to control such pandemic have resulted in economic uncertainty worldwide and may cause, or have already caused, an economic recession in the United States and elsewhere, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The 2020 CARES Act was enacted in the United States on March 27, 2020, and contains several income tax provisions, including, but not limited to, changes to the rules governing net operating losses and technical corrections to certain provisions in the 2017 Tax Reform Act. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes to U.S. tax law do not have a material impact on our provision for income taxes in our consolidated financial statements. In addition, although many countries in which we operate have also issued some form of COVID-19 related income tax guidance, such guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of September 30, 2020.

On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of September 30, 2020.

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

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts we disclose relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. We also rely on assumptions and estimates to calculate certain of our key metrics, such as annual recurring revenue, paying users, average revenue per paying user, and free cash flow. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. We have found that aggregate user activity metrics are not leading indicators of revenue or conversion. For that reason, we do not comprehensively track user activity across the Dropbox platform for financial planning and forecasting purposes. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.

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

We finance a significant portion of our expenditures through leasing arrangements and we may enter into additional similar arrangements in the future. As of December 31, 2019, we had an aggregate of $1,457.9 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

•require repayment of any outstanding lease obligations;

•terminate our leasing arrangements;

•terminate our access to the leased datacenters we utilize;

•stop delivery of ordered equipment;

•sell or require us to return our leased equipment;

•require repayment of any outstanding amounts drawn on our revolving credit facility;

•terminate our revolving credit facility; or

•require us to pay significant fees, penalties, or damages.

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

The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;

•volatility in the trading prices and trading volumes of technology stocks;

•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•sales of shares of our Class A common stock by us or our stockholders;

•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•announcements by us or our competitors of new products, features, or services;

•the public’s reaction to our press releases, other public announcements, and filings with the SEC;

•rumors and market speculation involving us or other companies in our industry;

•actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•developments or disputes concerning our intellectual property or other proprietary rights;

•announced or completed acquisitions of businesses, products, services, or technologies by us or our competitors;

•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•changes in accounting standards, policies, guidelines, interpretations, or principles;

•any significant change in our management;

•general economic conditions and slow or negative growth of our markets; and

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such the ongoing COVID-19 pandemic.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, we were recently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. Although the lawsuit in federal court has since been dismissed, the plaintiffs may appeal or amend their complaint, and we may not be successful in an appeal proceeding or in winning dismissal of an amended complaint. This recent litigation, and any securities litigation that may be instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.2% of the voting power of our capital stock, with Mr. Houston holding approximately 63.8% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•our multi-class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;

•when the outstanding shares of Class B common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the Voting Threshold Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;

•until the Class B common stock, as a class, converts to Class A common stock, any amendments to our restated certificate of incorporation will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A common stock and Class B common stock; and following the conversion of our Class B common stock, as a class, to Class A common stock, certain amendments to our amended and restated certificate of incorporation will require the approval of two-thirds of our then outstanding voting power;

•our amended and restated bylaws will provide that approval of stockholders holding two-thirds of our outstanding voting power voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;

•after the Voting Threshold Date our stockholders will only be able to take action at a meeting of stockholders, and will not be able to take action by written consent for any matter;

•until the Voting Threshold Date, our stockholders will be able to act by written consent only if the action is first recommended or approved by the Board of Directors;

•vacancies on our Board of Directors will be able to be filled only by our Board of Directors and not by stockholders;

•only the chairman of our Board of Directors, our chief executive officer, a majority of our Board of Directors or until the Class B common stock, as a class, converts to Class A common stock, a stockholder holding thirty percent of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

•certain litigation against us may be required to be brought in Delaware;

•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of Class A common stock; and

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have recently announced an intention to increase the pace of our share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our stock repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our revolving credit facility contains restrictions on our ability to pay dividends.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2020.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	0.59	$21.82	0.59	$447.30
August 1 - 31	0.61(3)	$20.70	0.59	$435.00
September 1 - 30	0.62	$19.84	0.62	$422.70
Total	1.82	$20.77	1.81

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

(3) Includes 14,771 shares of restricted common stock delivered by certain employees upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.1+	Offer Letter between the Registrant and Timothy Young

10.2+	Form of Restricted Stock Agreement between the Registrant and Timothy Young

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Equity, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 6, 2020	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2020	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)