Form 10-K
period 2020-12-31
DROPBOX, INC.
filed 2021-02-19
CIK 1467623

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2020 as reported by the NASDAQ Global Select Market on such date was approximately $6,023.6 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 16, 2021 there were 331,279,862 shares of the registrant's Class A common stock outstanding (which includes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals, and 2,352,246 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and, as applicable, achievement of certain stock price goals), 83,437,091 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

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

•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, annual recurring revenue, average revenue per year and free cash flow;

•our expectations regarding the challenges and anticipated benefits to our business from our shift to a Virtual First work model as well as the resulting impact to our financial results and business operations;

•our expectations regarding the potential ongoing impacts of the outbreak of the COVID-19 pandemic and related public health measures, as well as the potential for a more permanent global shift to remote work, on our business, the business of our customers, suppliers and partners, and the economy;

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

•our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including in light of our workforce reduction in January 2021 and as we transition to a Virtual First model with an increasingly distributed workforce;

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our Class A common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our Class A common stock.

•Our business depends on our ability to retain and upgrade paying users, and any decline in renewals or upgrades could adversely affect our future results of operations.

•Our future growth could be harmed if we fail to attract new users or convert registered users to paying users.

•Our revenue growth rate has declined in recent periods and may continue to slow in the future.

•We have a limited history of operating with a Virtual First workforce and the long-term impact on our financial results and business operations is uncertain.

•We operate in competitive markets, and we must continue to compete effectively.

•Our business could be damaged, and we could be subject to liability if there is any unauthorized access to our data or our users' content, including through privacy and data security breaches.

•Our business could be harmed by any significant disruption of service on our platform or loss of content.

•The full extent of the impacts of the COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform or for content collaboration solutions in general could negatively impact our business.

•Our business depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.

•Failure to respond to rapid technological changes, extend our platform, or develop new features or products may harm our ability to compete effectively, which would adversely affect our business.

•We may not successfully manage our growth or plan for future growth.

•We depend on our key personnel and other highly qualified personnel, and if we fail to attract, integrate, and retain our personnel, and maintain our unique corporate culture, our business could be harmed.

•We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or to maintain profitability.

•Our lack of significant outbound sales force may limit the potential growth of our business.

PART I.
ITEM 1. BUSINESS
Overview
Dropbox, Inc. (the “Company” or “Dropbox”) is the one place to keep life organized and keep work moving.

We were founded in 2007 with a simple idea: Life would be a lot better if everyone could access their most important information anytime from any device. Over the past decade, we’ve largely accomplished that mission by building tools to help people work from anywhere—and along the way we recognized that for most of our users, sharing and collaborating on Dropbox was even more valuable than storing files.

Our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. Today, Dropbox is well-positioned to reimagine the way work gets done. We're focusing on reducing the inordinate amount of time and energy the world spends on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 15.48 million paying users.

What Sets Us Apart
Since the beginning, we’ve focused on simplifying the lives of our users. In a world where business software can be frustrating to use, challenging to integrate, and expensive to sell, we take a different approach. As businesses around the world adapt to a distributed environment, Dropbox is at the forefront of developing the technology to support them. Dropbox provides tools to help distributed teams prioritize, get organized, and keep work moving securely—from anywhere.

Simple and intuitive design
While traditional tools developed in the desktop age have struggled to keep up with evolving user demands, Dropbox was designed for the cloud era. We build simple, beautiful products that bring joy to our users and make it easier for them to do their best work.

Open ecosystem
Because people use a wide variety of devices, tools and platforms, Dropbox works across the devices, operating systems, and apps users want—from Android to iOS, Windows, Mac, desktop, and mobile. We also integrate seamlessly with other products, integrating with partners including Microsoft, Zoom, Slack, BetterCloud, Atlassian, and Google.

Viral, bottom-up adoption
Every year, millions of users sign up for Dropbox at work. Bottom-up adoption within organizations has been critical to our strategy and success as users increasingly choose their own tools at work. We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website.

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

Key elements of our platform

•Unified home for content. We provide a unified home for the world’s content and the relevant context around it. To date, our users have added hundreds of billions of pieces of content to Dropbox, totaling over multiple exabytes of data. When users join Dropbox, they gain access to a digital workspace that supports the full content lifecycle—they can create and organize their content, access it from anywhere, share it with internal and external collaborators, and review feedback and history.
•Global sharing network. We’ve built one of the largest collaboration platforms in the world. We cater to the needs of dynamic, dispersed teams. The overwhelming majority of our customers use Dropbox to share and collaborate. As we continue to grow, more users benefit from frictionless sharing, and powerful network effects increase the utility and stickiness of our platform.
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Passwords, Vault, Computer Backup, and HelloSign, and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack, and BetterCloud help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. This ongoing innovation broadens the value of our platform and deepens user engagement.

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

Our Capabilities
Dropbox is a single organized place where individuals and teams can create content, access it from anywhere, and share it with collaborators. The power of our platform lies in the breadth of our capabilities and the diverse ways our users make Dropbox work for them. We monetize through a range of subscription plans. Our platform capabilities are described below:

Create
Paper. With Dropbox Paper, users can co-author content, tag others, create timelines, assign tasks with due dates, embed and comment on files, tables, checklists, code snippets, and rich media—all in real-time. We designed Paper to be simple and beautiful so users can focus on the most important ideas and tasks at hand.

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

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2020, Dropbox was receiving over 60 billion API calls per month and over 750,000 developers had registered and built applications on our platform. In addition, more than 85% of Dropbox Business teams have linked to one or more third-party applications.

Rewind. Dropbox Rewind is a tool that lets a user take a folder, or their entire account, back to a specific point in time. The tool uses version history to undo changes made to files and folders and can recover any file edits or deletions made within the last 30 to 180 days depending on the users’ subscription.

Computer Backup. Computer backup automatically syncs folders on a user's computer to the cloud. When turned on, files on the user's PC or Mac are continuously backed up on the cloud. Any changes made in synced folders are automatically updated in the Dropbox account and on the hard drive. Computer backup allows users to get up-to-date versions of files stored on the user's PC or Mac from anywhere and from any device instantly. Content is secure in the cloud, no matter what happens to the user's computer.

Passwords. Dropbox Passwords allows users to sign-in to websites and apps by creating and storing unique usernames and passwords across devices. The app can autofill usernames and passwords for instant access anywhere within applications available for Windows, Mac, iOS, and Android.

Vault. Dropbox Vault helps secure and organize sensitive information in the cloud. Vault is a PIN-protected folder in Dropbox that a user can access any time and on any device. Sensitive data can be added and viewed from any device: Windows, Mac, iOS, and Android.

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

•Encryption. Dropbox file data at rest is encrypted using 256-bit Advanced Encryption Standard, or AES. To protect data in transit between Dropbox apps such as desktop, mobile, API, or web and our servers, Dropbox uses Secure Sockets Layer, or SSL, and Transport Layer Security, or TLS, for data transfer, creating a secure tunnel protected by 128-bit or higher AES encryption.
•File recovery. Every deletion event in Dropbox is recorded, including when groups of files are deleted. Users can easily recover files through our web interface. Dropbox Plus subscribers may recover prior versions for up to 30 days after deletion, and Dropbox Professional and Dropbox Business subscribers may recover prior versions for up to 180 days after deletion.
Administrator controls. Dropbox Business team administrators have many ways to customize security settings in both global and granular ways, including real-time detections of suspicious behavior, risky activity, and potential data leaks.

•Sharing permissions: Team administrators can set up and monitor how their members share team folders, and can set sharing permissions on all folders, sub-folders, and links through the sharing tab.
•Remote device wipe: Team administrators can delete their organization’s Dropbox content from a member’s linked devices, which is especially useful should someone lose a device or leave the team.
•Audit log: Team administrators can monitor which members are sharing files and logging into Dropbox, among other events. They can review activity logs, create full reports for specific time ranges, and pull activity reports on specific members. Advanced and Enterprise team administrators have access to audit logs with file-event tracking.
•Device approvals: Advanced and Enterprise team administrators can manage how members access Dropbox on their devices.
•Tiered administrator roles: Advanced and Enterprise teams have the ability to set multiple administrator roles, each with a different set of permissions.
•Network control: Enterprise team administrators can restrict personal Dropbox usage on their organization’s network.
Third-party security integrations. We’ve partnered with industry-leading third parties to enable us to provide a wide range of IT processes and satisfy industry compliance standards, including:

•Security information and event management: Allows Dropbox Business administrators to oversee and manage employee activity, and access sensitive data through the administrator page.

•Data loss prevention: Protects sensitive data like personally identifiable information and payment card industry data stored in Dropbox Business accounts.
•eDiscovery and legal hold: Enables secure search and the ability to collect and preserve electronically stored information in Dropbox Business accounts.
•Digital rights management: Provides third-party encryption for company data stored in Dropbox Business accounts.
•Data migration and on-premises backup: Assists in transferring large amounts of data between locations and securing sensitive information with on-site data backup.
•Identity management: Allows companies to keep their Dropbox Business team authenticated with an external identity provider like Active Directory.

Our Subscription Plans
We offer subscription plans to serve the varying needs of our diverse customer base, which includes individuals, families, teams, and organizations of all sizes. Our monthly subscription pricing for Individuals and Business are as follows:

Our Customers
We’ve built a thriving global business with 15.48 million paying users. As of December 31, 2020, we had more than 500,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2018, 2019, and 2020, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

How we support our customers
All of our users can access support through the following resources:

•Help center: Provides an online repository of helpful information about our platform, responses to frequently asked questions, and best practices for use.

•Community support: Facilitates collaboration between users on answers, solutions, and ideas about our platform in an online community.
•Social media support: Provides users real-time product and service updates, and offers tips and troubleshooting information.
•Guided troubleshooting: Offers step-by-step instructions to resolve common questions and provides a portal to submit help requests for questions that aren’t otherwise available.

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

Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. In 2020, hundreds of millions of devices—including computers, phones, and tablets—were actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users. We complement our self-serve strategy with a focused outbound sales effort targeted at organizations with existing organic adoption of Dropbox.

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
Privacy
We are committed to keeping user data private, and are subject to a number of privacy laws and regulations such as the European Union's General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA") in the U.S. These laws and regulations impose increasingly numerous, complex obligations on us. To comply with and manage our obligations under such privacy laws and regulations, we operate a robust privacy program and have appointed a Data Protection Officer. Our privacy policy details how we process our users’ personal data as well as the steps we take to protect it. For third-party developers that create applications that connect to Dropbox, we also set forth terms and guidelines that explain their obligation to protect the privacy of Dropbox users' personal data.
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
We believe that the principal competitive factors in our markets include the following:

•user-centric design;
•ease of adoption and use;
•scale of user network;
•features and platform experience;
•performance;
•brand;
•security and privacy;
•accessibility across several devices, operating systems, and applications;
•third-party integration;
•customer support;
•continued innovation; and
•pricing.
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

We have over 1,200 issued patents and more than 450 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we have a large number of inbound licenses to key patents in the file collaboration, storage, syncing, and sharing markets.

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

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2020, we had 2,760 full-time employees. Of our full-time employees, 2,346 were located in the United States and 414 were employees located outside of the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong. In October 2020, we announced our new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees. As a result, we intend for our workforce to become more distributed over time.

On January 13, 2021, we announced a reduction in our global workforce of approximately 11% in order to streamline our operations and reallocate our investments to support our strategic priorities. We provided employees impacted by this reduction in force with severance packages and job placement support.
Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match, and equity awards tied to the value of our stock price. Our comprehensive benefits package also includes medical, dental, vision, and life and disability plans.

Employee Wellness and Development

We recognize the importance of the well-being of our employees. As we shift to our Virtual First work model, we remain committed to supporting their well-being and development as our workforce becomes more distributed over time and remote work becomes the primary experience for our employees. As a result, we provide our employees with a flexible quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to help implement remote work best practices. We also develop and provide access to internal learning and development resources to assist in professional development. We aim to preserve focus and work-life balance, particularly with a distributed workforce, by supporting flexible working arrangements and efficient remote collaboration practices.
In addition, the safety of our employees is paramount to our success. We have a physical security policy applicable to all our employees, a global physical security team that is empowered to protect the safety of our employees in the event of emergencies or disasters. In response to the COVID-19 pandemic, we shifted to a remote work model for substantially all our employees, provided allowances to cover certain remote work expenses, provided access to dependent care resources and subsidized dependent care expenses. We also established Global COVID-19 Workplace Health & Safety Standards, based on guidance from public health authorities, for situations where it was necessary for employees to enter our offices.

Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is crucial to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort we have a number of executive-sponsored Employee Resource Groups, or ERGs, that provide support for diverse members of our workforce by fostering an inclusive environment and providing professional development and community-building opportunities. In addition, we provide resources and training to employees at all levels to ensure that we are hiring, promoting and retaining diverse teams, as well as sponsor a number of professional development programs to support the advance of underrepresented employees at Dropbox.

Corporate Information
We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. Our principal offices are located at 1800 Owens Street, San Francisco, California, 94158, and our telephone number is (415) 857-6800. Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “DBX.”

Available Information
Our website is located at http://www.dropbox.com/, our investor relations website is located at http://investors.dropbox.com/, and our blog is located at https://blog.dropbox.com/topics/news. We have used, and intend to continue to use, our investor relations website, our blog, press releases, public conference calls and webcasts to disclose material non-public information and to comply with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the SEC: Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Business and Operations

Our business depends on our ability to retain and upgrade paying users, and any decline in renewals or upgrades could adversely affect our future results of operations.

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, the availability of competitive products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of catastrophic events, such as the ongoing COVID-19 pandemic, on our paying users. In addition, some paying users downgrade or do not renew their subscriptions.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2020, we served over 700 million registered users but only 15.48 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

In addition, our user growth rate has and may continue to slow in the future as our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. The availability of less expensive and bundled competitive products also has and may continue to slow our user growth rate and negatively impact our ability to convert registered users to paying users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, catastrophic events that financially impact our registered users and other prospective paying users, such as the ongoing COVID-19 pandemic, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users.

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

In addition, we expect that we will need less office space than we are currently contractually committed to leasing and as a result, we have and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability in future periods. Furthermore, a prolonged recessionary period and industry shifts towards remote work, including as a result of the COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

Emerging and evolving cybersecurity threats such as the recently reported attack on SolarWinds pose unique challenges and involve sophisticated threat actors. In this fast-changing threat environment, we have undertaken a comprehensive review of our security posture to identify gaps, threats, and vulnerabilities. As a result, we are actively taking additional and ongoing steps to further strengthen our cybersecurity capabilities. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, we may face greater risk that an unauthorized party will obtain access to our systems, networks, or data. We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

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

Our brand, reputation, and ability to attract, retain, and serve our users are dependent upon the reliable performance of our platform, including our underlying technical infrastructure. Our users rely on our platform to store digital copies of their valuable content, including financial records, business information, documents, photos, and other important content. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business, and turnover in our personnel, may additionally impact our ability to respond to any such delays or outages. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our platform as often in the future, or at all.

As our user base and the amount and types of information stored, synced, and shared on our platform continues to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. The vast majority of user content is stored at our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we add to our infrastructure, we may move or transfer additional content.

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

The full extent of the impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ purchases or renewals of paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, (2) modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, (3) fluctuations in foreign currency exchange rates, which have and may in the future negatively impact our results of operations and cash flows, and (4) decreases in interest rates, which have and may continue to reduce interest income. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we are temporarily requiring substantially all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. The risk of such disruptions and decreased productivity may persist, as we transition to a Virtual First workforce. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Olivia Nottebohm stepped down as our Chief Operating Officer in February 2021. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, particularly in the San Francisco Bay Area where our headquarters is located, and we may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we transition to a Virtual First workforce, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our workforce reduction in January 2021 may result in increased attrition beyond our intended reduction-in-force, reduce employee morale and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new employees, our workforce reduction and higher employee turnover could significantly and adversely impact our culture, as could our transition to a Virtual First workforce.

Our lack of a significant outbound sales force may limit the potential growth of our business.

Historically, our business model has been driven by organic adoption and viral growth, with more than 90% of our revenue generated from self-serve channels. As a result, we do not have a significant outbound sales force, which has enabled us to be more efficient with our sales and marketing spend. Furthermore, as part of our workforce reduction in January 2021 we have reduced the size of our outbound sales force to simplify and drive further efficiencies in our outbound sales operations. Although we believe our business model can continue to scale without a large outbound sales force, our word-of-mouth and user referral marketing model may not continue to be as successful as we anticipate, and our limited experience selling directly to large organizations through our outbound sales force may impede our future growth. As we continue to scale our business, an enhanced sales infrastructure could assist in reaching larger organizations and growing our revenue. Identifying and recruiting additional qualified sales personnel and training them would require significant time, expense, and attention, and would significantly impact our business model. Further, adding more sales personnel would change our cost structure and results of operations, and we may have to reduce other expenses in order to accommodate a corresponding increase in sales and marketing expenses. If our limited outbound sales force and lack of experience selling and marketing to large organizations prevents us from reaching larger organizations and growing our revenue, and if we are unable to hire, develop, and retain talented sales personnel in the future, our business, results of operations, and financial condition could be adversely affected.

We may expand sales to large organizations, which could lengthen sales cycles and result in greater deployment challenges.

As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations may undertake a significant evaluation and negotiation process, which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand more configuration and integration of our platform or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. Additionally, our ability to sell via an outbound sales force has been, and may continue to be, impeded by catastrophic events, including public health epidemics such as the ongoing COVID-19 pandemic, that limit our ability to travel or meet in person, as well as the reduction in the size of our outbound sales force as part of our workforce reduction in January 2021. As a result, sales to large organizations may lead to greater unpredictability in our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may harm our relationships with our users and our financial results.

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 15.48 million as of December 31, 2020. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2020 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•the impact of natural disasters and public health epidemics on employees, travel and the global economy, including the ongoing global COVID-19 pandemic

Compliance with laws and regulations applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws and regulations as they change. Although we have implemented policies and procedures designed to support compliance with these laws and regulations, there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in regulatory investigations and enforcement actions, fines, civil and criminal penalties, damages, injunctions, or reputational harm. If we are unable comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2020, Dropbox was receiving over 60 billion API calls per month, and more than 750,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

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

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the first fiscal quarter of 2019, we acquired HelloSign, an e-signature and document workflow platform, to expand our content collaboration capabilities to include additional business critical workflows. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2020, we had an aggregate of $1,624.1 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Risks Related to Our Financial Performance or Results

Our revenue growth rate has declined in recent periods and may continue to slow in the future.

We have experienced significant revenue growth in prior periods. However, our rates of revenue growth have slowed and may continue to slow in future periods. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, particularly from the availability of less expensive and bundled competitive products, slowing demand for our platform, a decrease in the growth of the overall content collaboration market, a failure by us to continue capitalizing on growth opportunities, the impact of catastrophic events on economic conditions or on our current and prospective paying users, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

We have incurred net losses on an annual basis since our inception. We incurred net losses of $256.3 million, $52.7 million, and $484.9 million in the years ended December 31, 2020, 2019, and 2018, respectively, and we had an accumulated deficit of $2,241.4 million as of December 31, 2020. While we have been profitable on a GAAP basis in prior fiscal quarters, we have not been profitable for a full fiscal year, and we may not achieve or maintain profitability in future periods. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a new Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

•operations, and infrastructure, as well as entry into operating and finance leases;

•the timing of expenses related to acquisitions;

•any large indemnification payments to our users or other third parties;

•changes in our pricing policies or those of our competitors;

•the timing and success of new product feature and service introductions by us or our competitors;

•network outages or actual or perceived security breaches;

•changes in the competitive dynamic of our industry, including consolidation among competitors;

•changes in laws and regulations that impact our business;

•general economic and market conditions;

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such as the ongoing COVID-19 pandemic;

•changes in reserves or other non-cash credits or charges, such as the impairment charges related to certain of our unused office space in connection with our shift to a new Virtual First work model and releases of deferred tax asset valuation allowances; and

•any other impacts of shifting our operations to a new Virtual First work model.

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

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2020, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies, including those resulting from the impact of the COVID-19 pandemic, could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face remeasurement exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $697.7 million of federal and $292.8 million of state net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $71.8 million will begin to expire in 2032 and $625.9 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. As of December 31, 2020, we also had $407.6 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, we had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. We also had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

As part of government relief measures related to the COVID-19 pandemic, on March 27, 2020, the 2020 CARES Act was enacted in the United States, and contains several income tax provisions, including, but not limited to, changes to the rules governing net operating losses and technical corrections to certain provisions in the 2017 Tax Reform Act. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes to U.S. tax law do not have a material impact on our provision for income taxes in our consolidated financial statements. In addition, although many countries in which we operate have also issued some form of COVID-19 related income tax guidance, such guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of December 31, 2020.

On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on our provision for income taxes in our consolidated financial statements as of December 31, 2020.

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

In 2018, the European Commission (“EC”) introduced proposals addressing taxation of digital businesses operating within the European Union (“EU”) but has not reached an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the UK Italy and France, unilaterally moved to introduce their own digital service tax. In January 2021, the EC released an Inception Impact Assessment to inform stakeholders about proposed legislative changes to the taxation of the digital economy. It is intended that the new initiative will help mitigate potential distortions and fragmentation of tax rules arising in the EU single market by designing a single set of rules which is consistent with the Digital Services Act package and the EC's digital strategy. The Organization for Economic Co-operation and Development Inclusive Framework, together with the EC proposals, will be factored into the final design of the new rules targeting taxation on digital transactions. Due to the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Annual Report on Form 10-K which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts we disclose relating to the size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth we have forecasted, our business could fail to grow at similar rates, if at all. We also rely on assumptions and estimates to calculate certain of our key metrics, such as annual recurring revenue, paying users, average revenue per paying user and free cash flow. We regularly review and may adjust our processes for calculating our key metrics to improve their accuracy. Our key metrics may differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. We have found that aggregate user activity metrics are not leading indicators of revenue or conversion. For that reason, we do not comprehensively track user activity across the Dropbox platform for financial planning and forecasting purposes. If investors or analysts do not perceive our metrics to be accurate representations of our business, or if we discover material inaccuracies in our metrics, our reputation, business, results of operations, and financial condition would be harmed.

Risks Related to Legal and Regulatory Compliance

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

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including implementing IP address blocking, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. For example, in 2011, we provided certain downloadable portions of our software to international users that, prior to export, required either a one-time product review or application for an encryption registration number in lieu of such product review. These exports were likely made in violation of U.S. export control and sanction laws. In March 2011, we filed a Final Voluntary Self Disclosure with the U.S. Department of Commerce’s Bureau of Industry and Security, or BIS, concerning these potential violations. In June 2011, BIS notified us that it had completed its review of these matters and closed its review with the issuance of a Warning Letter. No monetary penalties were assessed against us by BIS with respect to the 2011 filing. In addition, in 2017, we discovered that our platform has been accessed by certain users in apparent violation of United States sanctions regulations. We filed an Initial Voluntary Self Disclosure in October 2017 with the Office of Foreign Assets Control, or OFAC, and a Final Voluntary Self Disclosure with OFAC in February 2018. In October 2018, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. No monetary penalties were assessed with respect to the 2018 filing. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation, or GDPR, went into effect in the EU. The GDPR imposed more stringent data protection requirements and provides greater penalties for noncompliance than previous data protection laws. Further, following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the EU, the United Kingdom government has initiated a process to leave the EU ("Brexit"). The United Kingdom withdrew from the EU pursuant to Brexit on January 31, 2020, subject to a transition period that ended on December 31, 2020. Brexit has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, although the United Kingdom has enacted a Data Protection Act designed to be consistent with the GDPR, it remains unclear how data transfers to and from the United Kingdom will be regulated. Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework, and the Swiss Federal Data Protection and Information Commissioner has stated that it no longer considers the U.S.-Swiss Privacy Shield adequate for the purposes of transfers of personal data from Switzerland to the U.S. While we rely on additional legal mechanisms to transfer data from the EEA and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. The California Consumer Privacy Act of 2018 (the "CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. However, certain aspects of the CCPA and its enforcement remain uncertain. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), which will go into effect on January 1, 2023, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and other related developments, potentially may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

•otherwise try to monetize or control access to their networks

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, we were recently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. Although the lawsuits in both the federal and state courts have since been dismissed, we may not be successful in an appeal proceeding or in winning dismissal of an amended complaint. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,200 issued patents and more than 450 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

•actual or anticipated changes in our key metrics;
•actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•actual or perceived breaches of, or failures related to, privacy, data protection or data security;

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

•any significant change in our management; and

•general economic conditions and slow or negative growth of our markets and catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics such as the ongoing COVID-19 pandemic.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. For example, we were recently subject to a number of putative class action lawsuits in state and federal court alleging federal securities law violations in connection with our IPO. Although the lawsuits in both the federal and state courts have since been dismissed, we may not be successful in an appeal proceeding or in winning dismissal of an amended complaint. This recent litigation, and any securities litigation that may be instituted against us in the future, could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2020, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 74.3% of the voting power of our capital stock, with Mr. Houston holding approximately 70.6% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

Future transfers or sales by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder and transfers between our co-founders. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted entities or permitted transferees of such stockholder (as described in our amended and restated certificate of incorporation), will convert automatically into one share of Class A common stock upon the death of such natural person. In the event of Mr. Houston's death or permanent and total disability, shares of Class B common stock held by Mr. Houston, his permitted entities or permitted transferees will convert to Class A common stock, provided that the conversion will be deferred for nine months, or up to 18 months if approved by a majority of our independent directors, following his death or permanent and total disability. Transfers between our co-founders are permitted transfers and will not result in conversion of the shares of Class B common stock that are transferred; however, upon the death or total and permanent disability of the transferring co-founder, the transferred shares would convert to Class A common stock following the deferral period of nine months, or up to 18 months if approved by a majority of our independent directors. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock and in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have announced an intention to increase the pace of our share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters is located in San Francisco, California, pursuant to operating leases that expire in 2033. We lease additional offices in San Francisco and around the world, including in Austin, Texas; Mountain View, California; Seattle, Washington; Dublin, Ireland; and Sydney, Australia. We have datacenter co-location facilities in California, Oregon, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. We do not believe that any current pending matter is likely to have a material adverse impact on our consolidated results of operations, cash flows, or our financial position. However, any litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, results of operations, financial condition, and prospects.

For example, in April 2015, Synchronoss Technologies, Inc., ("Synchronoss"), a public company that provides cloud-based products, filed a patent infringement lawsuit against us in the United States District Court for the District of New Jersey, claiming three counts of patent infringement and seeking injunctive relief. The case was subsequently transferred to the United States District Court for the Northern District of California, and at summary judgment, the court resolved all claims in our favor. Synchronoss appealed this order. On February 12, 2021, the U.S. Court of Appeals for the Federal Circuit affirmed the judgment in our favor.

In addition, four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against us, certain of our officers and directors, underwriters of our IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California ("Federal Plaintiffs"). The six lawsuits each made the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs sought unspecified monetary damages and other relief.

On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the federal court issued an order granting our motion to dismiss the Federal Plaintiffs’ complaint with leave to amend setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court.

On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in our amended and restated bylaws. On December 4, 2020, the state court issued an order granting our motion to dismiss the consolidated state court case. On December 15, 2020, the State Plaintiffs filed a notice of appeal of this order. We believe the appeal and claims are without merit and we intend to vigorously defend against them.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Class A Common Stock
Our Class A common stock is listed on the Nasdaq Global Market under the symbol "DBX" since March 23, 2018.

Holders of Record
As of February 16, 2021, we had 521 holders of record of our Class A and Class B common stock, respectively, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities
The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	0.66	$19.59	0.66	$409.70
November 1 - 30	5.87(3)	$18.78	5.61	$304.38
December 1 - 31	4.72	$21.62	4.72	$202.38
Total	11.25	$20.02	10.99

(1) On February 20, 2020, we announced that our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company's outstanding shares of Class A common stock. On February 18, 2021, we announced that our Board of Directors authorized the repurchase of an additional $1 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Equity" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

(3) Includes 261,143 shares of restricted common stock delivered by certain employees upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2020 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the NASDAQ Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2020, 2019, and 2018 and the consolidated balance sheet data as of December 31, 2020, and 2019, are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the year ended December 31, 2018 and the consolidated balance sheet data as of December 31, 2018 are derived from our audited consolidated financial statements, except as otherwise noted, that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of our future results. The selected consolidated financial data in this section are not intended to replace the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K and are qualified in their entirety by the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data

	Year ended December 31,
	2020	2019	2018
	(In millions except for per share amounts)
Revenue	$1,913.9	$1,661.3	$1,391.7
Cost of revenue(1)	414.6	411.0	394.7
Gross profit	1,499.3	1,250.3	997.0
Operating expenses(1):
Research and development	727.5	662.1	768.2
Sales and marketing	422.8	423.3	439.6
General and administrative	227.8	245.4	283.2
Impairment related to real estate assets(2)	398.2	—	—
Total operating expenses	1,776.3	1,330.8	1,491.0
Loss from operations	(277.0)	(80.5)	(494.0)
Interest income, net	1.7	12.5	7.1
Other income, net	25.1	16.0	6.8
Loss before income taxes	(250.2)	(52.0)	(480.1)
Benefit from (provision for) income taxes	(6.1)	(0.7)	(4.8)
Net loss	$(256.3)	$(52.7)	$(484.9)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.13)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	414.3	411.6	358.6

(1) Includes stock-based compensation as follows:

	Year ended December 31,
	(In millions)
	2020	2019	2018
Cost of revenue	$17.1	$15.8	$47.0
Research and development	174.1	147.6	368.2
Sales and marketing	33.7	31.4	94.3
General and administrative(3)(4)	36.6	66.4	140.6

(2)Includes impairment charges related to certain right-of-use and other lease related assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" of the Notes to the Consolidated Financial Statements for further information.

(3)On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" of the Notes to the Consolidated Financial Statements for further information.

(4)During the year ended December 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to the two-tier restricted stock units upon the effectiveness of the Company's registration statement for its initial public offering. See Note 1 "Description of the Business and Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements for further details.

Consolidated Balance Sheet Data

	As of December 31,
	2020	2019	2018

	(In millions)
Cash, cash equivalents, and short-term investments	$1,121.3	$1,159.0	$1,089.3
Working capital	139.7	228.4	372.7
Property and equipment, net	338.7	445.3	310.6
Total assets	2,387.2	2,699.2	1,694.1
Deferred revenue, current and non-current	614.2	559.1	485.6
Operating lease liability, current and non current(1)	848.3	791.8	—
Finance lease liability, current and non current	271.2	214.9	163.7
Total stockholders’ equity	333.8	808.4	676.8
(1) Includes the impact of the Company's adoption of ASU No. 2016-02, Leases (Topic 842) on January 1, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2019 and 2018 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 21, 2020.
Overview
Our modern economy runs on knowledge. Today, knowledge lives in the cloud as digital content, and Dropbox is where businesses and individuals can create, access, and share this content globally. We serve more than 700 million registered users across 180 countries.

Since our founding in 2007, our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 15.48 million paying users.

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

In 2019, we acquired HelloSign, an e-signature and document workflow platform. The acquisition of HelloSign expanded our content collaboration capabilities to include additional business-critical workflows. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer's transaction volume. Depending on the product purchased, teams must have a minimum of a certain number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars.

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

Upgrade and expand existing customers
We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals, to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans.

COVID-19 Update
Although we have seen and may continue to see an impact to our financial condition or results of operations, as described below, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our current and prospective users' ability to purchase or renew paid licenses for access to our platform, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.
Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which have and may in the future cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates, which may reduce our interest income. In certain cases, we have provided relief to our customers in the form of extending net payment terms and changing invoice frequency, which may negatively impact our accounts receivable. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

Virtual First

Furthermore, the effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 to shift to a new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees. As a result, we intend for our workforce to become more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which will be known as "Dropbox Studios". Consistent with this strategy, we will retain a portion of our office space and a portion will be marketed for sublease. We engaged a third party to estimate the fair value of the office space to be subleased based on current market conditions. Where the carrying value of the individual asset groups exceeded the fair value, an impairment charge was recognized for the difference. We recorded a corresponding impairment charge of $398.2 million in the period ended December 31, 2020. See Note 9 "Leases" for additional information. We continue to expect to incur additional charges related to certain European leases over the next twelve months, which could range between $0 and $50 million depending on the then current market and economic conditions.

While we seek to manage the implementation of this new work model carefully and we believe this model will help us reap the benefits of remote work, while maintaining a meaningful in-person experience, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, increased employee satisfaction or increased productivity. In addition, given that we have a limited history of operating with a Virtual First workforce, the long-term impact on our financial results and business operations is uncertain. Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for a complete description of the material risks we currently face, including risks related to the COVID-19 pandemic and our shift to a Virtual First work model.

Reduction in Force

On January 13, 2021, we announced a reduction of our global workforce by approximately 11% to streamline our team structure in support of our business priorities.

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

We experienced an increase in ARR during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in ARR was primarily driven by an increase in paying users across our product portfolio, as well as an increased mix of sales going to our higher-priced subscription plans.

    The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2020.

	As of December 31,
	2020	2019	2018
	(In millions)
Total ARR	$2,022	$1,820	$1,530

	As of December 31,
Constant Currency	2020	2019	2018
	(In millions)
Total ARR	$2,022	$1,811	$1,510

    Revaluing our ending Total ARR for fiscal 2020 using exchange rates set at the beginning of fiscal 2021, Total ARR at the end of fiscal 2020 would be $2,052 million.

We undertook several business initiatives that positively impacted Total ARR in the periods presented. These initiatives include the renewal of our grandfathered existing Dropbox Business teams into the Dropbox Business Advanced plan in the second quarter of 2018, and the repricing and repackaging of our existing Dropbox Plus plans in the second quarter of 2019. As of the fiscal year ended 2020, all of our existing Dropbox Plus plans have successfully migrated over to our now current pricing and packaging. In addition to these business initiatives, we also acquired HelloSign in the first quarter of 2019, resulting in a benefit to Total ARR in that period. We also undertook several initiatives to improve the conversion rate of our free users to paying users and saw benefits in Total ARR as we continued to expand our user base and saw an increased mix of sales towards our higher-priced subscription plans.

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

We acquired HelloSign in the first quarter of fiscal 2019. HelloSign has several product lines and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans). For purposes of HelloSign results, we include as paying users either (i) the number of users who have active paid licenses for access to the HelloSign platform as of the period end for those products that are priced based on the number of licenses purchased (which is the same method we use to evaluate existing Dropbox plans) or (ii) the number of customers for those products that are priced based on transaction volumes.

The below table sets forth the number of paying users as of December 31, 2020, 2019, and 2018:

	As of December 31,
	2020	2019	2018

	(In millions)
Paying users	15.48	14.31	12.70

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

In the second quarter of 2019, we repackaged our existing Dropbox Plus plans to include additional features and, as a result, increased the price for new and existing users on this plan. For certain existing users at the time of the price change, the increase in price was effective on their next renewal date. As a result of the price increase, and combined with an increased mix of sales towards our higher-priced subscription plans, we experienced an increase in our average revenue per paying user for the year ended December 31, 2020, compared to the year ended December 31, 2019. As of the fiscal year ended 2020, all of our existing Dropbox Plus plans have successfully migrated over to our now current pricing and packaging.

The below table sets forth our ARPU for the years ended December 31, 2020, 2019, and 2018.

	Year ended December 31,
	2020	2019	2018

ARPU	$128.50	$123.07	$117.64

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

Our FCF increased for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and a decrease in capital expenditures, due to decreased spend on office build-outs.

We expect our FCF to generally increase in future periods as we increase subscription sales and reduce our capital expenditures as we shift to a Virtual First environment. We expect to continue to purchase infrastructure equipment to support our user base, however we anticipate our capital expenditures related to our office spaces will decline as the majority of spend related to the build-out of our corporate headquarters is now complete. The timing of our operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year ended December 31,
	2020	2019	2018

	(In millions)
Net cash provided by operating activities	$570.8	$528.5	$425.4
Capital expenditures	(80.1)	(136.1)	(63.0)
Free cash flow	$490.7	$392.4	$362.4

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
Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. As we continue to utilize internal infrastructure, we generally expect our gross margin, to remain relatively constant in both the near term and long term.

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
We plan to continue hiring employees for our engineering, product, and design teams to support our research and development efforts. We expect that research and development costs will increase in absolute dollars in future periods and fluctuate from period to period as a percentage of revenue.
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
We plan to continue to invest in sales and marketing to grow our user base and increase our brand awareness, including marketing efforts to continue to drive our self-serve business model. We expect that sales and marketing expenses will increase in absolute dollars in future periods and will fluctuate as a percentage of revenue. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.
General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income based taxes.
We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and will generally decrease as a percentage of revenue, as a result of lower amortization of the right-of-use assets and depreciation of related property and equipment assets following the impairment charge recorded during the year ended December 31, 2020, and our reduction in force.

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
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year ended December 31,
	2020	2019	2018

	(In millions)
Revenue	$1,913.9	$1,661.3	$1,391.7
Cost of revenue(1)	414.6	411.0	394.7
Gross profit	1,499.3	1,250.3	997.0
Operating expenses:(1)
Research and development	727.5	662.1	768.2
Sales and marketing	422.8	423.3	439.6
General and administrative	227.8	245.4	283.2
Impairment related to real estate assets(2)	398.2	—	—
Total operating expenses	1,776.3	1,330.8	1,491.0
Loss from operations	(277.0)	(80.5)	(494.0)
Interest income, net	1.7	12.5	7.1
Other income, net	25.1	16.0	6.8
Loss before income taxes	(250.2)	(52.0)	(480.1)
Benefit from (provision for) income taxes	(6.1)	(0.7)	(4.8)
Net loss	$(256.3)	$(52.7)	$(484.9)

(1)Includes stock-based compensation as follows:

	Year ended December 31,
	2020	2019	2018

	(In millions)
Cost of revenue	$17.1	$15.8	$47.0
Research and development	174.1	147.6	368.2
Sales and marketing	33.7	31.4	94.3
General and administrative(3)	36.6	66.4	140.6
Total stock-based compensation(4)	$261.5	$261.2	$650.1

(2)Includes impairment charges related to certain right-of-use and other lease related assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

(3)On March 19, 2020, one of our co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

(4)Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. During the year ended December 31, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See "Significant Impacts of Stock Based Compensation" for further information regarding our equity arrangements

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year ended December 31,
	2020	2019	2018

	As a percentage of revenue
Revenue	100%	100%	100%
Cost of revenue	22	25	28
Gross profit	78	75	72
Operating expenses:
Research and development	38	40	55
Sales and marketing	22	25	32
General and administrative	12	15	20
Impairment related to real estate assets	21	—	—
Total operating expenses	93	80	107
Loss from operations	(14)	(5)	(35)
Interest income, net	—	1	1
Other income, net	1	1	—
Loss before income taxes	(13)	(3)	(34)
Benefit from (provision for) income taxes	—	—	—
Net loss	(13)%	(3)%	(35)%
Comparison of the year ended December 31, 2020 and 2019
Revenue

	Year ended December 31,
	2020	2019	$ Change	% Change

	(In millions)
Revenue	$1,913.9	$1,661.3	$252.6	15%
Revenue increased $252.6 million or 15% during the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in revenue was driven primarily by an increase in paying users, an increase in the price of our Plus plan, and an increased mix of sales towards our higher-priced subscription plans.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2020	2019	$ Change	% Change

	(In millions)
Cost of revenue	$414.6	$411.0	$3.6	1%
Gross profit	1,499.3	1,250.3	249.0	20%
Gross margin	78%	75%

Cost of revenue increased $3.6 million or 1% during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to increases of $6.2 million in employee-related costs due to headcount growth and $5.7 million in credit card transaction fees due to higher sales and professional fees for user support. These increases were offset by a decrease of $8.0 million in infrastructure costs due to unit and storage cost efficiency gains related to our ongoing infrastructure optimization efforts.
Our gross margin increased from 75% during the year ended December 31, 2019 to 78% during the year ended December 31, 2020, primarily due to a 15% increase in our revenue during the period offset by a lesser increase in our cost of revenue described above.
Research and development

	Year ended December 31,
	2020	2019	$ Change	% Change

	(In millions)
Research and development	$727.5	$662.1	$65.4	10%
Research and development expenses increased $65.4 million or 10% during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to an increase of $62.4 million in employee-related costs due to headcount growth in the first half of the fiscal year ended 2020.
Sales and marketing

	Year ended December 31,
	2020	2019	$ Change	% Change

	(In millions)
Sales and marketing	$422.8	$423.3	$(0.5)	—%
Sales and marketing expenses decreased $0.5 million or 0% during the year ended December 31, 2020, as compared to the year ended December 31, 2019, due to decreases of $13.6 million related to brand marketing expenses driven by a reduction of events due to the COVID-19 pandemic, and $6.4 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. These decreases were offset by increases of $13.2 million in app store fees due to increased sales and $7.8 million in employee-related costs due to headcount growth in the first half of the fiscal year ended 2020.
General and administrative

	Year ended December 31,
	2020	2019	$ Change	% Change

	(In millions)
General and administrative	$227.8	$245.4	$(17.6)	(7)%
General and administrative expense decreased $17.6 million or 7% during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a decrease of $29.8 million in stock-based compensation, with the majority of the decrease due to the resignation of one of our co-founders and the forfeiture of his Co-Founder Grant in the first quarter of 2020 as discussed in " --Note 12. Stockholders' Equity." The decrease was offset by increases of $7.3 million in legal fees and insurance premiums and $2.6 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Impairment related to real estate assets
Impairment related to real estate assets was $398.2 million during the year ended December 31, 2020, due to an impairment charge related to the right-of-use and other lease related assets driven by the decision to shift towards a Virtual First work model as discussed in "--Note 9. Leases."
Interest income, net
Interest income, net decreased $10.8 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.
Other income, net
Other income, net increased $9.1 million during the year ended December 31, 2020, as compared to the year ended December 31, 2019, primarily due to $16.0 million in gains related to an equity investment and foreign currency transaction gains. These increases were offset by a decrease of $6.8 million due to the disposal of infrastructure assets in the year ended December 31, 2019.
Benefit from (provision for) income taxes
Provision for income taxes increased by $5.4 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, primarily due to a one-time tax benefit related to the acquisition of HelloSign in 2019.

Quarterly Results of Operations (Unaudited)
The following table sets forth our unaudited quarterly statements of operations data for each of the last eight quarters ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. These quarterly results of operations are not necessarily indicative of our future results of operations that may be expected for any future period.

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(In millions, except per share amounts)
Revenue	$504.1	$487.4	$467.4	$455.0	$446.0	$428.2	$401.5	$385.6
Cost of revenue(1)	105.8	103.2	102.5	103.1	104.9	104.8	102.9	98.4
Gross profit	398.3	384.2	364.9	351.9	341.1	323.4	298.6	287.2
Operating expenses:(1)
Research and development	176.6	183.3	185.8	181.8	176.9	172.8	162.4	150.0
Sales and marketing	109.9	105.8	102.8	104.3	106.3	108.2	107.3	101.5
General and administrative	60.2	65.1	63.5	39.0	64.5	61.0	62.9	57.0
Impairment related to real estate assets(2)	398.2	—	—	—	—	—	—	—
Total operating expenses	744.9	354.2	352.1	325.1	347.7	342.0	332.6	308.5
Income (loss) from operations	$(346.6)	$30.0	$12.8	$26.8	$(6.6)	$(18.6)	$(34.0)	$(21.3)

Net income (loss)	$(345.8)	$32.7	$17.5	$39.3	$(6.6)	$(17.0)	$(21.4)	$(7.7)
Basic net income (loss) per share	$(0.84)	$0.08	$0.04	$0.09	$(0.02)	$(0.04)	$(0.05)	$(0.02)
Diluted net income (loss) per share	$(0.84)	$0.08	$0.04	$0.09	$(0.02)	$(0.04)	$(0.05)	$(0.02)

(1)Includes stock-based compensation as follows:

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(In millions)
Cost of revenue	$4.5	$4.6	$4.5	$3.5	$4.0	$4.1	$4.7	$3.0
Research and development	43.0	46.9	47.0	37.2	40.5	38.9	37.7	30.5
Sales and marketing	8.6	8.9	9.5	6.7	7.8	7.7	8.8	7.1
General and administrative(3)	13.3	15.3	15.6	(7.6)	17.0	17.5	16.9	15.0
Total stock-based compensation(4)	$69.4	$75.7	$76.6	$39.8	$69.3	$68.2	$68.1	$55.6

(2)Includes impairment charges related to certain right-of-use and other lease related assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

(3)On March 19, 2020, one of our co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

(4)Upon the effectiveness of the registration statement for our initial public offering, which was March 22, 2018, the liquidity event-related performance vesting condition associated with our two-tier RSUs was satisfied. During the year ended December 31, 2018, we recognized the cumulative unrecognized stock-based compensation of $418.7 million. See "Significant Impacts of Stock Based Compensation" for further information regarding our equity arrangements.

	Three months ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019

	(As a % of revenue)
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	21	21	22	23	24	24	26	26
Gross profit	79	79	78	77	76	76	74	74
Operating expenses:
Research and development	35	38	40	40	40	40	40	39
Sales and marketing	22	22	22	23	24	25	27	26
General and administrative	12	13	14	9	14	14	16	15
Impairment related to real estate assets	79	—	—	—	—	—	—	—
Total operating expenses	148	73	75	71	78	80	83	80
Income (loss) from operations	(69)%	6%	3%	6%	(1)%	(4)%	(8)%	(6)%

Net Income (loss)	(69)%	7%	4%	9%	(1)%	(4)%	(5)%	(2)%
Quarterly revenue trends
Quarterly revenue increased sequentially in each of the quarters presented primarily due to increases in Total ARR, paying users, and average revenue per paying user. Seasonality in revenue is not material.
Quarterly cost of revenue and gross margin trends
Cost of revenue was relatively constant in each of the quarters presented primarily due to unit and storage cost efficiency gains related to our ongoing infrastructure optimization efforts. In addition, cost of revenue as a percentage of revenue generally decreased in the periods presented, which combined with increases in revenue caused gross margins to increase sequentially.
Quarterly operating expense trends
Excluding the impairment related to real estate assets, except for the three months ended March 31, 2020, total quarterly operating expenses generally increased sequentially in each of the quarters presented primarily due to headcount growth in connection with the expansion of the business and other events that are discussed herein. During the three months ended December 31, 2020, quarterly operating expenses increased as a percentage of revenues due to impairment charges related to the right-of-use and other lease related assets driven by the decision to shift towards a Virtual First work model as discussed in "--Note 9. Leases." Quarterly operating expenses during the three months ended March 31, 2020, was lower than other quarters due to the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant as discussed in "--Note 12. Stockholders' Equity."

Research and development
Research and development expenses have generally increased sequentially in the quarters presented primarily due to employee-related costs due to headcount growth. Research and development expenses as a percentage of revenue during the three months ended December 31, 2020 decreased due to lower allocated overhead, which includes facilities-related costs for our corporate headquarters.
Sales and marketing
Sales and marketing expenses fluctuated in the quarters presented primarily due to increases in app store fees due to increased sales, and employee-related costs due to headcount growth, which was offset by a reduction in brand marketing expense due to a reduction of events as a result of the COVID-19 pandemic in the year ended December 31, 2020. Additionally, the timing of brand advertising campaigns can impact the trends in sales and marketing expenses.
General and administrative
General and administrative expenses fluctuated in the quarters presented primarily due to increases in outside services that includes legal fees and insurance premiums, and allocated overhead, which includes facilities-related costs for our corporate headquarters, offset by decreases in non-income based taxes. General and administrative expenses during the three months ended

March 31, 2020, was lower than the other quarters presented primarily due to a decrease in stock-based compensation due to the resignation of one of our co-founders and the forfeiture of his Co-Founder Grant as discussed in "--Note 12. Stockholders' Equity."
Impairment related to real estate assets
During the three months ended December 31, 2020, we recognized impairment charges related to the right-of-use and other lease related assets driven by the decision to shift towards a Virtual First work model as discussed in "--Note 9. Leases."

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $314.9 million and short-term investments of $806.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2020, we had $138.1 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.

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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2020, we repurchased and subsequently retired 20.2 million shares of our Class A common stock for an aggregate amount of $397.5 million.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of December 31, 2020.
As of December 31, 2020, we had no amounts outstanding under the revolving credit facility and an aggregate of $45.4 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $679.6 million as of December 31, 2020. In anticipation of the termination of the credit facility, we expect to amend or otherwise refinance the credit facility prior to such termination.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in collaboration spaces, our ability to sublease space at certain office locations, such as our corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, the volume and timing of our share repurchases and any potential impacts of the COVID-19 pandemic on our business. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2020	2019

	(In millions)
Net cash provided by operating activities	$570.8	$528.5
Net cash used in investing activities	(233.6)	(320.0)
Net cash used in provided by financing activities	(577.7)	(176.7)
Effect of exchange rate changes on cash and cash equivalents	4.1	0.2
Net (decrease) increase in cash and cash equivalents	$(236.4)	$32.0
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
For the year ended December 31, 2020, net cash provided by operating activities was $570.8 million, which mostly consisted of our net loss of $256.3 million, adjusted for impairment related to real estate assets of $398.2 million, stock-based compensation expense of $261.5 million, depreciation and amortization expenses of $159.3 million, and net cash inflow of $3.8 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance, partially offset by the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign.
For the year ended December 31, 2019, net cash provided by operating activities was $528.5 million, which mostly consisted of our net loss of $52.7 million, adjusted for stock-based compensation expense of $261.2 million and depreciation and amortization expenses of $173.5 million, and net cash inflow of $145.6 million from operating assets and liabilities. The inflow from operating assets and liabilities was primarily due to an increase of $68.7 million in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance. Additionally, cash provided by operating activities increased due to an increase in other operating assets and liabilities of $76.9 million. Our net cash provided by operating activities for the year ended December 31, 2019 also included cash payments of $55.3 million related to tenant improvement reimbursements.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2020, net cash used in investing activities was $233.6 million, which primarily related to $170.6 million in net investment outflows, driven by the purchases of short-term investments, net of sales and maturities and $15.1 million in equipment rebates. Additionally, cash paid for capital expenditures during the period was $80.1 million related to our office and datacenter build-outs.
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

Financing activities
Net cash used in financing activities is primarily impacted by repurchases of common stock to satisfy the tax withholding obligation for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs") and principal payments on finance lease obligations for our infrastructure equipment.
For the year ended December 31, 2020, net cash used in financing activities was $577.7 million, which primarily consisted of $397.5 million for the repurchase of our common stock in relation to current our stock repurchase program, $92.2 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $89.5 million in principal payments on finance lease obligations.
For the year ended December 31, 2019, net cash used in financing activities was $176.7 million, which primarily consisted of $92.9 million in principal payments against finance lease obligations and $85.4 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.
Contractual Obligations
Our principal commitments consist of obligations under operating leases for office space and datacenter operations, and finance leases for datacenter equipment, furniture and fixtures, and computer equipment. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2020, for the periods presented below:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$1,195.2	$125.0	$235.2	$192.2	$642.8
Finance lease commitments(2)	284.4	106.9	152.9	24.6	—
Other commitments(3)	144.5	52.8	75.1	—	16.6
Total contractual obligations	$1,624.1	$284.7	$463.2	$216.8	$659.4
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our sub-tenants and variable operating expenses. As of December 31, 2020, we are entitled to non-cancelable rent payments from our sub-tenants of $133.8 million, which will be collected over the next 13 years.
(2)Consists of future non-cancelable minimum rental payments under finance leases primarily for our infrastructure.
(3)Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.
In addition to the contractual obligations set forth above, as of December 31, 2020, we had an aggregate of $45.4 million in letters of credit outstanding under our revolving credit facility.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Significant Impacts of Stock-Based Compensation
Restricted Stock Units
We have granted restricted stock units, or RSUs, to our employees and members of our Board of Directors under our 2008 Equity Incentive Plan, or 2008 Plan, our 2017 Equity Incentive Plan, or 2017 Plan and our 2018 Equity Incentive Plan, or 2018 Plan. While we have previously granted two types of RSUs under the Dropbox Equity Incentive Plans, as of December 31, 2020, only one-tier RSUs were outstanding.

•One-tier RSUs, which have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. We recognize compensation expense associated with one-tier RSUs ratably on a straight-line basis over the requisite service period.

•Two-tier RSUs, which had both a service-based vesting condition and a liquidity event-related performance vesting condition. These awards typically had a service-based vesting period of four years with a cliff vesting period of one year and continued to vest monthly thereafter.

Upon the effectiveness of the registration statement related to our IPO, we recognized stock-based compensation related to our two-tier RSUs using the accelerated attribution method, with a cumulative catch-up in the amount of $418.7 million attributable to service provided prior to such effective date.

Co-Founder Grants

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and former Director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 13, "Net Loss Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

In March 2020, one of the Company's co-founders, Mr. Ferdowsi, resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi’s resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. As he did not provide the requisite service associated with the Co-Founder Grants, the Company reversed all stock-based compensation expense that had been recognized from the grant date through March 19, 2020. See Note 12, "Stockholders' Equity" for further information.

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

Company Stock Price Target	Shares Eligible to Vest for Mr. Houston

$30.00	2,066,667
$37.50	1,033,334
$45.00	1,033,334
$52.50	1,033,333
$60.00	1,033,333
$67.50	1,033,333
$75.00	1,033,333
$82.50	1,033,333
$90.00	1,033,333

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
Revenue recognition

We generate revenue from sales of subscriptions to our platform. Subscription fees exclude sales and other indirect taxes. We determine revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, we satisfy a performance obligation
Our subscription agreements typically have monthly or annual contractual terms, and a small percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term generally beginning on the date that our platform is made available to a customer. Our agreements are generally non-cancelable. We typically bill in advance for monthly contracts and annually in advance for contracts with terms of one year or longer.
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

Impairment related to real estate assets

In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate our long-lived assets for impairment whenever events and circumstances indicate that the assets might be impaired. When the projected undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts, the assets are adjusted to their estimated fair value and an impairment loss is recorded as a component of operating income.

In the fourth quarter of 2020, as a result of our Virtual First strategy, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and related lease assets, including leasehold improvements, furniture and fixtures, and computer equipment, and determined that the carrying value of the respective asset groups was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the asset groups and calculate the corresponding impairment loss.

The development of discounted cash flow models used to estimate the fair value of the asset groups required the application of significant judgement in determining market participant assumptions, including the projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash and cash equivalents of $314.9 million and short-term investments of $806.4 million as of December 31, 2020. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of December 31, 2020, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2020, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the year ended December 31, 2020, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $2.9 million gains and $0.8 million losses in net foreign currency transactions in the years ended December 31, 2020 and 2019, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2020, and 2019.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

Impairment of operating lease right-of-use and related assets
Description of the Matter
As disclosed in Note 9 to the consolidated financial statements, the Company recorded additional expense of $398.2 million in the fourth quarter of the year ended December 31, 2020, as a result of the Company's decision to move to a virtual first work model and subsequent reassessment of the asset groups related to its leased office space. In accordance with ASC 360, the Company performed a recoverability test of its identified asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of these asset groups was not fully recoverable. As a result, the Company measured and recognized an impairment charge related to these assets representing the amount by which the carrying value exceeded the estimated fair value of these asset groups.

Auditing the Company's impairment measurement involved a high degree of subjectivity due to the significant estimation required by management to determine the fair value of the asset groups. The Company utilized an income approach to value the asset groups, which required the development of a discounted cash flow model utilizing certain key assumptions, including current and future sublease market rent rates, discount rates, and market participant assumptions, such as expected vacancy periods and lease incentives offered to future tenants. These assumptions have a significant effect on the estimated fair values of the asset groups, and the resulting impairment charge, and could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s processes to determine the fair values of the asset groups and measure the right-of-use and other related assets impairment charge. For example, we tested the controls over the determination of the fair value of the asset groups subject to impairment, including the selection of the valuation model and the determination and review of the underlying assumptions used to develop the fair value estimates.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the sublease market rent rate, vacancy period, and tenant lease incentive assumptions used to estimate market participant cash flows to current industry and economic trends, assessed the reasonableness of the discount rates used as part of the discounted cash flow model, and recalculated management's estimate. We also involved our valuation specialists to assist in our evaluation of the significant assumptions used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 19, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 19, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 19, 2021

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$314.9	$551.3
Short-term investments	806.4	607.7
Trade and other receivables, net	43.4	36.7
Prepaid expenses and other current assets	62.8	47.5
Total current assets	1,227.5	1,243.2
Property and equipment, net	338.7	445.3
Operating lease right-of-use asset	470.5	657.9
Intangible assets, net	33.5	47.4
Goodwill	236.9	234.5
Other assets	80.1	70.9
Total assets	$2,387.2	$2,699.2
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18.7	$40.7
Accrued and other current liabilities	156.7	161.9
Accrued compensation and benefits	113.6	101.4
Operating lease liability	88.7	79.9
Finance lease obligation	99.6	76.7
Deferred revenue	610.5	554.2
Total current liabilities	1,087.8	1,014.8
Operating lease liability, non-current	759.6	711.9
Finance lease liability, non-current	171.6	138.2
Other non-current liabilities	34.4	25.9
Total liabilities	2,053.4	1,890.8
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2020; no shares authorized, issued and outstanding as of December 31, 2019	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2020; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2019	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 322.3 shares issued and outstanding as of December 31, 2020; 2,400.0 shares authorized and 255.8 shares issued and outstanding as of December 31, 2019; Class B common stock - 475.0 shares authorized and 83.5 shares issued and outstanding as of December 31, 2020; 475.0 shares authorized and 161.2 issued and outstanding as of December 31, 2019; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2020 and as of December 31, 2019	—	—
Additional paid-in capital	2,564.3	2,531.3
Accumulated deficit	(2,241.4)	(1,726.2)
Accumulated other comprehensive income	10.9	3.3
Total stockholders’ equity	333.8	808.4
Total liabilities and stockholders’ equity	$2,387.2	$2,699.2
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenue	$1,913.9	$1,661.3	$1,391.7
Cost of revenue(1)	414.6	411.0	394.7
Gross profit	1,499.3	1,250.3	997.0
Operating expenses(1):
Research and development	727.5	662.1	768.2
Sales and marketing	422.8	423.3	439.6
General and administrative	227.8	245.4	283.2
Impairment related to real estate assets(2)	398.2	—	—
Total operating expenses	1,776.3	1,330.8	1,491.0
Loss from operations	(277.0)	(80.5)	(494.0)
Interest income, net	1.7	12.5	7.1
Other income, net	25.1	16.0	6.8
Loss before income taxes	(250.2)	(52.0)	(480.1)
Benefit from (provision for) income taxes	(6.1)	(0.7)	(4.8)
Net loss	$(256.3)	$(52.7)	$(484.9)
Net loss per share attributable to common stockholders, basic and diluted	$(0.62)	$(0.13)	$(1.35)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	414.3	411.6	358.6

(1)Includes stock-based compensation as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Cost of revenue	$17.1	$15.8	$47.0
Research and development	174.1	147.6	368.2
Sales and marketing	33.7	31.4	94.3
General and administrative(3)(4)	36.6	66.4	140.6

(2)Includes impairment charges related to certain right-of-use and other lease related assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

(3)On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' Equity" for further information.

(4)During the year ended December 31, 2018, the Company recognized the cumulative unrecognized stock-based compensation of $418.7 million related to the two-tier restricted stock units upon the effectiveness of the Company's registration statement for its initial public offering. See Note 1 "Description of the Business and Summary of Significant Accounting Policies" for further details.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year ended December 31,
	2020	2019	2018
Net loss	$(256.3)	$(52.7)	$(484.9)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	$4.8	$2.9	$(4.9)
Change in net unrealized gains (losses) on short-term investments	2.8	1.6	(0.5)
Total other comprehensive income (loss), net of tax	$7.6	$4.5	$(5.4)
Comprehensive loss	$(248.7)	$(48.2)	$(490.3)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	147.6	$615.3	196.8	$—	$533.1	$(1,049.7)	$4.2	$102.9
Release of restricted stock units and awards	—	—	40.4	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(15.6)	—	(226.9)	(124.9)	—	(351.8)
Conversion of preferred stock to common stock in connection with initial public offering	(147.6)	(615.3)	147.6	—	615.3	—	—	—
Issuance of common stock in connection with initial public offering and private placement, net of underwriters' discounts and commissions and issuance costs	—	—	37.0	—	739.7	—	—	739.7
Exercise of stock options and awards	—	—	3.4	—	26.2	—	—	26.2
Stock-based compensation	—	—	—	—	650.1	—	—	650.1
Other comprehensive income (loss)	—	—	—	—	—	—	(5.4)	(5.4)
Net loss	—	—	—	—	—	(484.9)	—	(484.9)
Balance at December 31, 2018	—	$—	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect from adoption of ASC 842					—	1.0	—	1.0
Release of restricted stock units and awards	—	—	11.2	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(4.1)	—	(70.4)	(15.0)	—	(85.4)
Exercise of stock options and awards	—	—	0.3	—	2.2	—	—	2.2
Assumed stock options in connection with acquisition					0.8	—	—	0.8
Stock-based compensation	—	—	—	—	261.2	—	—	261.2
Other comprehensive income (loss)	—	—	—	—	—	—	4.5	4.5
Net loss	—	—	—	—	—	(52.7)	—	(52.7)
Balance at December 31, 2019	—	$—	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	—	—	13.1	—	—	—	—
Shares withheld related to net share settlement	—	—	(4.7)	—	(43.5)	(48.7)	—	(92.2)
Repurchases of common stock	—	—	(20.2)	—	(187.3)	(210.2)	—	(397.5)
Exercise of stock options and awards	—	—	0.5	—	2.3	—	—	2.3
Stock-based compensation	—	—	—	—	261.5	—	—	261.5
Other comprehensive income (loss)	—	—	—	—		—	7.6	7.6
Net loss	—	—	—	—		(256.3)	—	(256.3)
Balance at December 31, 2020	—	$—	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(256.3)	$(52.7)	$(484.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	159.3	173.5	166.8
Stock-based compensation	261.5	261.2	650.1
Impairment related to real estate assets	398.2	—	—
Net gains on equity investments	(17.5)	—	—
Amortization of deferred commissions	24.4	17.5	12.1
Other	(2.6)	(16.6)	(1.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5.5)	(7.5)	0.1
Prepaid expenses and other current assets	(39.4)	(18.2)	(47.9)
Other assets	62.0	61.2	(11.2)
Accounts payable	(19.9)	6.4	(1.7)
Accrued and other current liabilities	(9.8)	23.0	40.3
Accrued compensation and benefits	11.7	19.1	25.0
Deferred revenue	55.1	68.7	66.4
Other non-current liabilities	(72.9)	(62.4)	12.2
Tenant improvement allowance reimbursement	22.5	55.3	—
Net cash provided by operating activities	570.8	528.5	425.4
Cash flows from investing activities
Capital expenditures	(80.1)	(136.1)	(63.0)
Purchase of intangible assets	(0.2)	(1.7)	(3.0)
Business combinations, net of cash acquired	—	(173.9)	—
Purchases of short-term investments	(756.1)	(775.4)	(850.4)
Proceeds from maturities of short-term investments	386.7	294.8	71.2
Proceeds from sales of short-term investments	198.8	456.1	212.4
Other	17.3	16.2	(1.0)
Net cash used in investing activities	(233.6)	(320.0)	(633.8)
Cash flows from financing activities
Proceeds from initial public offering and private placement, net of underwriters' discounts and commissions	—	—	746.6
Payments of deferred offering costs	—	—	(4.5)
Shares withheld related to net share settlement	(92.2)	(85.4)	(351.9)
Proceeds from issuance of common stock, net of repurchases	2.3	2.2	26.2
Principal payments on finance lease obligations	(89.5)	(92.9)	(109.1)
Common stock repurchases	(397.5)	—	—
Other	(0.8)	(0.6)	(6.5)
Net cash (used in) provided by financing activities	(577.7)	(176.7)	300.8
Effect of exchange rate changes on cash and cash equivalents	4.1	0.2	(3.1)
Change in cash and cash equivalents	(236.4)	32.0	89.3
Cash and cash equivalents—beginning of period	551.3	519.3	430.0
Cash and cash equivalents—end of period	$314.9	$551.3	$519.3

Supplemental cash flow data:
Cash paid during the period for:
Interest	$9.6	$9.8	$8.3
Income taxes	$5.0	$0.6	$1.4
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$7.8	$19.9	$7.3
Property and equipment acquired under finance leases	$145.8	$144.1	$98.5

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1. Description of the Business and Summary of Significant Accounting Policies
Business
Dropbox, Inc. (the “Company” or “Dropbox”) is one place to keep life organized and keep work moving. Dropbox was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

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

The Company’s most significant estimates and judgments involve the valuation of acquired intangible assets and goodwill from business combinations. In addition, in the fourth quarter of 2020, the Company performed a valuation of right-of-use and other lease related assets due to the decision to shift to a Virtual First work model. See Note 9, "Leases" for further discussion.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $2.9 million and losses of $0.8 million in the years ended December 31, 2020 and 2019 respectively.

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
The Company recognized $554.2 million, $481.1 million, $411.6 million of revenue during the years ended December 31, 2020, 2019, and 2018 respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2020, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $673.4 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

As of December 31, 2020, the Company only had one-tier RSUs outstanding under the Dropbox Equity Incentive Plans.

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

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. See Note 12, "Stockholders' Equity" for further information.

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

Advertising and promotional expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $81.4 million, $88.8 million, and $100.9 million in the years ended December 31, 2020, 2019, and 2018, respectively.

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

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, foreign government securities, supranational securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the consolidated balance sheets.

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2020.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents, and short-term investments with well-established financial institutions.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 11% and 28% of total trade and other receivables, net as of December 31, 2020. Two distribution partners accounted for 10% and 27% of total trade and other receivables, net as of December 31, 2019. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for expected credit losses.

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectibility by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectibility issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was $0.5 million and $0.5 million as of December 31, 2020 and 2019, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as non-current notes receivable. Non-trade receivables totaled $2.7 million and $7.4 million, as of December 31, 2020 and 2019, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $35.0 million and $28.1 million during the years ended December 31, 2020 and 2019, respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Deferred commissions, net included in prepaid and other current assets were $26.7 million and $19.9 million as of December 31, 2020 and 2019, respectively. Deferred commissions, net included in other assets were $47.3 million and $43.5 million as of December 31, 2020 and 2019, respectively.

Deferred commissions are typically amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Amortized costs were $24.4 million, $17.5 million, and $12.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Equity investments
As of December 31, 2020, the Company held an equity investment in a privately held entity in which the Company did not have a controlling interest or significant influence. During the year ended December 31, 2020, the Company also held and sold an equity investment in a publicly traded company in which the Company did not have a controlling interest or significant influence. The Company recognized a net gain of $16.8 million related to the sale of the publicly traded equity investment. The investment had a carrying value of $9.8 million as of December 31, 2019, and was previously measured using quoted prices in its active market with changes recorded in other income, net, in the condensed consolidated statement of operations.

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

As part of the Company's Virtual First strategy, Dropbox will retain a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease. As a result, the Company recorded an impairment charge of $215.8 million related to right-of-use assets and $182.4 million related to other lease related property and equipment assets. See Note 4 "Property and Equipment, Net" and Note 9 "Leases" for further information.

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

The Company’s finance lease agreements may contain lease and non-lease components. The non-lease components include payments for support on infrastructure equipment obtained via finance leases, which when not significant in relation to the overall agreement, are combined with the lease components and accounted for together as a single lease component

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2020, 2019, and 2018.

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

    The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these consolidated financial statements.

    The Company recorded an impairment charge of $215.8 million related to right-of-use assets and $182.4 million related to other lease related property and equipment assets in conjunction with its decision to move towards a Virtual First work model. See Note 4 "Property and Equipment, Net" and Note 9 "Leases" for further information.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The Company adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The cumulative impact of transition to retained earnings, recorded as of the adoption date, was not material to the Company's consolidated financial statements. The Company did not record any material credit losses during the year ended December 31, 2020.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments
    The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2020 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$67.2	$—	$—	$67.2
Cash equivalents
Money market funds	222.6	—	—	222.6
U.S. Treasury securities	10.6	—	—	10.6
Commercial paper	8.0	—	—	8.0
Corporate notes and obligations	5.0	—	—	5.0
Municipal securities	1.5	—	—	1.5
Total cash and cash equivalents	$314.9	$—	$—	314.9
Short-term investments
Corporate notes and obligations	374.3	2.5	(0.1)	376.7
U.S. Treasury securities	215.4	1.0	—	216.4
Asset backed securities	73.5	0.6	—	74.1
Municipal securities	38.7	0.1	—	38.8
U.S. agency obligations	23.0	0.1	—	23.1
Commercial paper	22.5	—	—	22.5
Supranational Securities	18.7	—	—	18.7
Foreign government obligations	18.5	—	—	18.5
Certificates of deposit	17.6	—	—	17.6
Total short-term investments	802.2	4.3	(0.1)	806.4
Total	$1,117.1	$4.3	$(0.1)	$1,121.3

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $9.8 million and $11.5 million as of December 31, 2020 and December 31, 2019, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2020.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2020:

	Amortized cost	Estimated fair value

Due within one year	$215.7	$216.0
Due between one to three years	378.9	381.9
Due after three years	207.6	208.5
Total	$802.2	$806.4

The Company had 60 short-term investments in unrealized loss positions as of December 31, 2020. There were no material unrealized losses from available-for-sale securities and no material realized gains or losses from available-for-sale securities that were reclassified out of accumulated other comprehensive income for the year ended December 31, 2020.

As of December 31, 2020, the Company’s short-term investments portfolio consisted of nine security types, one of which was in an unrealized loss position. The Company’s corporate notes and obligations had unrealized losses of approximately $0.1 million as of December 31, 2020. Unrealized losses on corporate notes and obligations have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded $12.5 million, $22.8 million, and $16.8 million in interest income from its cash, cash equivalents and short-term investments for the years ended December 31, 2020, 2019 and 2018, respectively.

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
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$222.6	$—	$—	$222.6
U.S. Treasury securities	—	10.6	—	10.6
Commercial paper	—	8.0	—	8.0
Corporate notes and obligations	—	5.0	—	5.0
Municipal securities	—	1.5	—	1.5
Total Cash Equivalents	$222.6	$25.1	$—	$247.7
Short-term investments
Corporate notes and obligations	—	376.7	—	376.7
U.S. Treasury securities	—	216.4	—	216.4
Asset backed securities	—	74.1	—	74.1
Municipal securities	—	38.8	—	38.8
U.S. agency obligations	—	23.1	—	23.1
Commercial paper	—	22.5	—	22.5
Supranational securities	—	18.7	—	18.7
Foreign government obligations	—	18.5	—	18.5
Certificates of deposit	—	17.6	—	17.6
Total short-term investments	—	806.4	—	806.4
Total	$222.6	$831.5	$—	$1,054.1

As of December 31, 2020, the Company had an investment in a non-marketable equity security in a privately held Company without a readily determinable market value. The investment had a carrying value of $5.6 million and is categorized as Level 3.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2020	2019
Datacenter and other computer equipment	$652.7	$749.3
Furniture and fixtures	19.9	35.5
Leasehold improvements	96.9	211.4
Construction in progress	21.0	36.3
Total property and equipment	790.5	1,032.5
Accumulated depreciation and amortization	(451.8)	(587.2)
Property and equipment, net	$338.7	$445.3
During the fourth quarter of 2020 the Company retired $104.3 million of fully depreciated datacenter assets that are no longer in use. The Company also wrote down $215.3 million in gross asset costs which was $162.4 million net of depreciation as result of its decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.
The Company leases certain infrastructure from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2020 and 2019, respectively, included a total of $395.2 million and $321.8 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the infrastructure assets under finance leases totaled $156.6 million and $124.6 million as of December 31, 2020 and 2019, respectively.
Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and datacenters.
Depreciation expense related to property and equipment was $145.1 million and $159.9 million for the years ended December 31, 2020 and 2019 respectively.
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

In addition to the total purchase consideration above, the Company has compensation agreements with key HelloSign personnel consisting of $48.5 million in future cash payments subject to on-going employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

the first quarter of 2020, with $28.2 million paid during the year ended December 31, 2020. The remaining balance of $20.3 million will be paid evenly in quarterly installments over the remaining required service period.

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

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Customer relationships	20.5	4.9
Developed technology	19.6	5.0
Trade name	4.5	5.0
Total acquisition-related intangible assets	$44.6

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6. Intangible Assets, Net
Intangible assets consisted of the following:

	As of December 31,		Weighted- average remaining useful life (In years)
	2020	2019
Developed technology	$26.0	$25.8	3.1
Customer relationships	20.5	20.5	3.4
Patents	12.8	13.0	7.2
Software	9.0	20.0	1.1
Assembled workforce in asset acquisitions	3.0	12.6	—
Licenses	4.6	4.6	0.5
Trademarks and trade names	4.6	5.2	3.1
Other	0.8	3.3	4.7
Total intangibles	81.3	105.0
Accumulated amortization	(47.8)	(57.6)
Intangible assets, net	$33.5	$47.4
During 2020 the Company wrote-off $24.2 million in fully amortized non-compete, trademarks, assembled workforce, patents, and capitalized software assets.
Amortization expense was $14.1 million, $13.6 million, and $6.1 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

Expected future amortization expense for intangible assets as of December 31, 2020, is as follows:

2021	$11.6
2022	8.3
2023	7.6
2024	3.4
2025	0.9
Thereafter	1.7
Total	$33.5

Note 7. Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2019	$234.5
Effect of foreign currency translation	2.4
Balance at December 31, 2020	$236.9

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The goodwill acquired from HelloSign and our other acquisition is carried in U.S. dollars, while goodwill from previous acquisitions is denominated in other foreign currencies.

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2020, 2019, and 2018.
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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2020 and December 31, 2019, respectively.

The Company had an aggregate of $45.4 million of letters of credit outstanding under the revolving credit facility as of December 31, 2020, and the Company’s total available borrowing capacity under the revolving credit facility was $679.6 million as of December 31, 2020. The Company’s letters of credit have final expiration dates through 2032.
Note 9. Leases
Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure equipment, furniture and fixtures, and computer equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 13 years. Sublease income, which is recorded as a reduction of rental expense, was $7.2 million for the year ended December 31, 2020 and $7.1 million for the year ended December 31, 2019.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The components of lease cost were as follows:

	Year ended December 31,
	2020	2019
Operating lease cost (1)	125.5	103.2
Finance lease cost:
Amortization of assets under finance lease	84.8	80.3
Interest	9.1	9.2
Total finance lease cost	93.9	89.5

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$121.5	$102.8
Payments for finance leases included in cash from operating activities	9.1	9.2
Payments for finance leases included in cash from financing activities	89.5	92.9
Assets obtained in exchange for lease obligations:
Operating leases	109.3	297.0
Finance leases	$145.8	$144.1

	As of December 31, 2020	Year ended December 31, 2019

Weighted Average Remaining Lease Term (in years)
Operating leases	10.6	11.3
Finance leases	2.9	3.0

Weighted Average Discount Rate
Operating leases	4.0%	4.3%
Finance leases	3.4%	4.3%

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Year ending December 31,	Operating leases(1)	Finance leases
2021	$122.5	$106.9
2022	117.0	93.3
2023	101.1	59.6
2024	90.5	24.6
2025	85.3	—
Thereafter	564.7	—
Total future minimum lease payments	1,081.1	284.4
Less imputed interest	(223.2)	(13.2)
Less tenant incentive receivables	(9.6)	—
Total obligations	$848.3	$271.2

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2020 were as follows:

Year ending December 31,	Operating leases
2021	$15.0
2022	19.6
2023	11.0
2024	10.2
2025	10.5
Thereafter	67.5
Total future sublease rent payments	133.8
Less sub-tenant incentive	(10.5)
Total future sublease rent payments, net	$123.3

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its corporate headquarters. The Company took initial possession of the first phase of its corporate headquarters in June 2018, and began to recognize single lease cost and recorded a lease obligation, net of tenant improvement reimbursements associated with the first phase. In April 2019, the Company took possession of the second phase, and began to recognize additional lease costs and recorded an additional lease obligation, net of tenant improvement reimbursements related to the second phase. In December 2019, the Company took possession of the final phase, and began to recognize lease costs and lease obligation, net of tenant improvement reimbursements related to the third phase. The Company's total expected minimum obligations over the entire lease term for all three phases are $836.4 million, which excludes expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. For the year ended December 31, 2020, the Company collected tenant improvement reimbursements from the landlord totaling $16.4 million.

In the fourth quarter of 2020, the Company announced a new Virtual First work model pursuant to which remote work will become the primary experience for all of its employees. As part of the Virtual First strategy, Dropbox will retain a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease. The Company evaluated certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In connection with analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

As a result, the Company recorded total impairment of $398.2 million for right-of-use and other lease related assets. Of the total impairment charge, $215.8 million is related to right-of-use assets and $182.4 million is related to other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment.

The Company utilized an income approach to value the asset groups by developing discounted cash flow models. The significant assumptions used in the discounted cash flow models for each of the asset groups included projected sublease income over the remaining lease terms, expected downtime prior to the commencement of future subleases, expected lease incentives offered to future tenants, and discount rates that reflected the level of risk associated with these future cash flows. These significant assumptions are considered Level 3 inputs in accordance with the fair value hierarchy described in Note 1. Description of the Business and Summary of Significant Accounting Policies.

As of December 31, 2020, the Company had commitments of $112.8 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 with lease terms of 5 years to 15 years.

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

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2020, are as follows, and exclude non-cancelable rent payments from the Company's sub-tenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2021	106.9	125.0	52.8
2022	93.3	125.8	39.1
2023	59.6	109.4	36.0
2024	24.6	98.7	—
2025	—	93.5	—
Thereafter	—	642.8	16.6
Future minimum payments	284.4	1,195.2	144.5
Less interest and taxes	(13.2)
Less current portion of the present value of minimum lease payments	(99.6)
Financing lease obligations, net of current portion	171.6

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

The Company is currently involved in four putative class action lawsuits alleging violations of the federal securities laws that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California (the "Federal Plaintiffs"). The six lawsuits each made the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's IPO registration statement. The plaintiffs sought unspecified monetary damages and other relief.

On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the court issued an order granting the Company's motion to dismiss the Federal Plaintiffs’ complaint, setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting our motion to dismiss the consolidated state court case. On December 15, 2020, the State Plaintiffs filed a notice of appeal of this order. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims.

Note 11.Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2020	2019

Non-income taxes payable	$85.9	$92.2
Accrued legal and other external fees	23.4	29.2
Other accrued and current liabilities	47.4	40.5
Total accrued and other current liabilities	$156.7	$161.9

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 12. Stockholders’ Equity
Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. Holders of Class B common stock voluntarily converted 77.8 million and 38.9 million shares into an equivalent number shares of Class A common stock during the years ended December 31, 2020 and December 31, 2019 respectively.
As of December 31, 2020, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of December 31, 2020, 322.3 million shares of Class A common stock, 83.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2019, 255.8 million shares of Class A common stock, 161.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2020 exclude restricted stock awards granted to certain executives during the year. Class A shares issued and outstanding as of December 31, 2020 exclude 10.3 million unvested restricted stock awards granted to the Company's co-founder. Class A shares issued and outstanding as of December 31, 2019 and 2018 exclude 14.7 million unvested restricted stock awards granted to the Company's co-founders. See "Co-Founder Grants" section below for further details.
Preferred stock
The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. In February 2021 the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the year ended December 31, 2020, the Company repurchased and subsequently retired 20.2 million shares of its Class A common stock for an aggregate amount of $397.5 million.
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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2020, there were 33.3 million stock-based awards issued and outstanding and 78.5 million shares available for issuance under the Dropbox Equity Incentive Plans and HelloSign's 2011 Equity Incentive Plan (collectively, the "Plans").
Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2020 and 2019:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance at December 31, 2018	57.1	1.3	$14.68	5.0	9.1	25.0	$18.68
Additional shares authorized	21.2
Stock options assumed	0.9	0.9	$6.02
Options exercised and restricted stock units released	—	(0.3)	$6.82			(11.2)	19.01
Options and restricted stock units canceled	7.1	(0.2)	$18.89			(6.9)	19.32
Shares withheld related to net share settlement	4.1						18.87
Options and restricted stock units granted	(24.2)	0.3	23.09			23.8	21.34
Balance at December 31, 2019	66.2	2.0	$12.28	6.5	16.4	30.7	$20.48
Additional shares authorized	21.7	—	—			—	—
Options exercised and restricted stock units and awards released	—	(0.4)	5.67			(13.1)	19.57
Options and restricted stock units and awards canceled	10.8	(0.3)	17.62			(10.6)	19.92
Shares withheld related to net share settlement	4.7	—	—			—	19.56
Options and restricted stock units and awards granted	(24.9)	—	—			24.9	18.88
Balance as of December 31, 2020(1)	78.5	1.3	$13.73	5.7	11.35	31.9	$19.79
Vested at December 31, 2020		1.0	$16.02	5.2	6.75	—	$—
Unvested at December 31, 2020		0.3	$5.86		4.60	31.9	$19.79

(1) This amount excludes restricted stock awards granted with service and market based vesting conditions.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Intrinsic value of options exercised	$6.3	$5.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2020, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $613.9 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of December 31, 2020.
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
Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company’s co-founder and former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net loss per share attributable to common stockholders in Note 13, "Net Loss Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grants of $23.4 and $34.9 million during the years ended December 31, 2020 and December 31, 2019, respectively. The amount of stock-based compensation expense related to the Co-Founder Grants for the year ended December 31, 2020 does not include the reversal of $23.8 million in expense for Mr. Ferdowsi's grant. Unamortized stock-based compensation expense related to the Co-Founder Grants was $35.7 million and $84.2 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the respective periods outstanding.

	Year ended December 31,
	2020		2019		2018
	Class A	Class B	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(182.5)	$(73.8)	$(30.3)	$(22.4)	$(138.7)	$(346.2)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	295.0	119.3	236.8	174.8	102.6	256.0
Net loss per common share, basic and diluted	$(0.62)	$(0.62)	$(0.13)	$(0.13)	$(1.35)	$(1.35)

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year ended December 31,
	2020	2019	2018
Restricted stock units and awards	10.5	29.3	35.0
Options to purchase shares of common stock	0.9	1.9	4.0
Co-Founder Grants	11.3	14.7	14.7
Shares subject to repurchase from early-exercised options and unvested restricted stock	—	—	0.1
Total	22.7	45.9	53.8

Note 14. Income Taxes
For the years ended December 31, 2020, 2019, and 2018, the Company’s loss from continuing operations before provision for income taxes was as follows:

	Year ended December 31,
	2020	2019	2018
Domestic	$(57.7)	$(98.8)	$(497.1)
Foreign	(192.5)	46.8	17.0
Loss before income taxes	$(250.2)	$(52.0)	$(480.1)
The components of the benefit from (provision for) income taxes in the years ended December 31, 2020, 2019, and 2018, were as follows:

	Year ended December 31,
	2020	2019	2018
Current:
Federal	$—	$0.1	$(0.1)
State	(2.7)	(0.6)	(0.2)
Foreign	(6.0)	(7.7)	(4.6)
Deferred:
Federal	—	6.6	—
State	—	0.6	—
Foreign	2.6	0.3	0.1
Benefit from (provision for) income taxes	$(6.1)	$(0.7)	$(4.8)

    A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year ended December 31,
	2020	2019	2018
Tax benefit at federal statutory rate	$52.5	$10.9	$100.8
State taxes, net of federal benefit	1.2	2.4	10.7
Foreign rate differential	(12.2)	(0.9)	1.8
Research and other credits	34.9	30.2	86.5
Non-deductible compensation	(4.1)	(3.4)	—
Meals & entertainment	(0.6)	(2.5)	(2.2)
Permanent differences	(1.2)	(2.1)	(16.2)
Change in valuation allowance	(69.6)	(32.2)	(240.7)
Stock-based compensation	(3.2)	1.8	57.3
Other non-deductible items	(3.8)	(4.9)	(2.8)
Benefit from (provision for) income taxes	$(6.1)	$(0.7)	$(4.8)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$230.3	$257.2
Research credit carryforwards	226.3	188.6
Stock-based compensation	27.3	29.3
Accruals and reserves	34.0	32.3
Lease liability	208.1	189.8
Other	3.2	1.0
Gross deferred tax assets	729.2	698.2
Valuation allowance	(583.7)	(510.8)
Total deferred tax assets, net of valuation allowance	145.5	187.4
Deferred tax liabilities:
Fixed assets and intangible assets	5.8	13.1
Right-of-use assets	135.4	172.7
Other	0.3	0.3
Total deferred tax liability	141.5	186.1
Net deferred tax assets	$4.0	$1.3
For the years ended December 31, 2020 and 2019, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was unlikely that the U.S., Ireland, and Israel net deferred tax assets were fully realizable as of December 31, 2020 and 2019. Accordingly, the Company established a full valuation allowance against its U.S. and Ireland deferred tax assets and a partial valuation allowance against its Israeli deferred tax assets.
Given the Company’s recent history of foreign earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held by its Irish subsidiary will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2020, the Company had $697.7 million of federal, $292.8 million of state, and $430.5 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $71.8 million will begin to expire in 2032 and $625.9 million will carryforward indefinitely, while state net operating losses begin to expire in 2029.
As of December 31, 2020, the Company had research credit carryforwards of $207.9 million and $113.8 million for federal and state income tax purposes, respectively, of which $51.9 million and $28.5 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively.
The federal credit carryforward will begin to expire in 2027. The state research credits have no expiration date. The Company also had $2.1 million of state enterprise zone credit carryforwards, which will begin to expire in 2023.
As of December 31, 2020, the Company also had $407.6 million of foreign net operating loss carryforwards available to reduce future taxable income, which will carryforward indefinitely. In addition, the Company had $22.9 million of foreign acquired net operating losses, which will carryforward indefinitely. The Company also had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely.
Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Company has determined that it has experienced multiple ownership changes and, as a result, the annual utilization of its net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, the Company does not expect that the annual limitations will significantly impact its ability to utilize its net operating loss or tax credit carryforwards prior to expiration.
As of December 31, 2020, the balance of unrecognized tax benefits was $91.4 million of which $11.0 million, if recognized, would affect the effective tax rate and $80.4 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2020	2019	2018
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$74.5	$59.8	$25.6
Gross increases related to prior period tax positions	1.3	0.1	1.1
Gross increases related to current period tax positions	15.8	14.6	33.1
Reductions due to lapse in statute of limitations	(0.2)	—	—
Reductions due to settlements with taxing authorities	—	—	—
Balance of gross unrecognized tax benefits at the end of the fiscal year	$91.4	$74.5	$59.8

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2020, the amount of accrued interest and penalties related to uncertain tax positions was $3.3 million. Interest and penalties recognized for the year ended December 31, 2020, 2019, and 2018 was $0.7 million, $1.3 million, and $0.7 million, respectively.
It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2007 remain open for examination by the federal and state authorities, and from 2013 by foreign authorities.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2020, there were no cumulative undistributed earnings in its Irish subsidiary and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries, if any, are immaterial.
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
On June 29, 2020, California Governor Newsom signed Assembly Bill No. 85 as part of the California 2020 Budget Act which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits companies can utilize against their net income. This guidance does not have a material impact on the Company's provision for income taxes in its consolidated financial statements as of December 31, 2020.
Note 15. Geographic Areas
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2020	2019
United States	$334.2	$431.9
International(1)	4.5	13.4
Total property and equipment, net	$338.7	$445.3

(1)No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2020 and 2019.
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2020, 2019, and 2018:

	Year ended December 31,
	2020	2019	2018
United States	$999.3	$854.1	$706.5
International(1)	914.6	807.2	685.2
Total revenue	$1,913.9	$1,661.3	$1,391.7

(1)No single country outside of the United States accounted for more than 10 percent of total revenue during the years ended December 31, 2020, 2019, and 2018

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 16. Subsequent Events
On February 12, 2021 the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company’s outstanding shares of Class A common stock under our previously announced stock repurchase program. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases or in privately negotiated transactions, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

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
Our management, under the supervision of our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2021 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Annual Report on Form 10-K

(a)Financial statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

(b)Financial statement schedules.
All financial statement schedules not listed above have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(c)Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38434	3.3	May 11, 2018

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Description of Capital Stock	10-Q	001-38434	4.1	August 7, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2*+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8*+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Form of Change in Control and Severance Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.11	February 21, 2020

		Form	File Number	Exhibit	Filed with SEC
10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Employment Letter between the Registrant and Timothy Young.	10-K	001-38434	10.17	February 21, 2020

10.14+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.15+	Offer Letter between the Registrant and Timothy Young	10-Q	001-38434	10.1	November 6, 2020

10.16*+	Restricted Stock Agreement between the Registrant and Timothy Young

10.17	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.18	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.19	Second Amendment and Restatement to the Revolving Credit and Guaranty Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of April 3, 2017.	S-1	333-223182	10.20	February 23, 2018

10.20	Incremental Facility and Amendment Agreement among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 9, 2018.	S-1	333-223182	10.21	February 23, 2018

10.21+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Form	File Number	Exhibit	Filed with SEC
32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	The following financial statements from the Company's Annual Report on Form 10-K for the quarter ended December 31, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statement of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Equity, and (vi) Notes to Condensed Consolidated Financial Statements.

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Dropbox, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 19, 2021.

DROPBOX, INC.

By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew W. Houston and Timothy J. Regan, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 19, 2021

/s/ Timothy J. Regan Timothy J. Regan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 19, 2021

/s/ Donald W. Blair Donald W. Blair	Director	February 19, 2021

/s/ Lisa Campbell Lisa Campbell	Director	February 19, 2021

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 19, 2021

/s/ Robert J. Mylod Jr. Robert J. Mylod, Jr.	Director	February 19, 2021

/s/ Karen A. Peacock Karen A. Peacock	Director	February 19, 2021

/s/ Condoleezza Rice Condoleezza Rice	Director	February 19, 2021

/s/ Michael Seibel Michael Seibel	Director	February 19, 2021