Form 10-Q
period 2021-03-31
DROPBOX, INC.
filed 2021-05-07
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or
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

As of May 3, 2021, there were 318,042,727 shares of the registrants’ Class A common stock outstanding (which includes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 3,022,304 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 83,168,072 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, annual recurring revenue, average revenue per user, and free cash flow;

•our expectations regarding the challenges and anticipated benefits to our business from our shift to a Virtual First work model as well as the impact to our financial results and business operations as a result of this shift;

•our ability to compete successfully in competitive markets;

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

•the demand for our platform or for content collaboration solutions in general;

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

•our ability to protect our brand;

•our ability to manage our international expansion;

•our capital allocation plans, including expected allocations of cash and timing for our share repurchases and other investments;

•our ability to prevent serious errors or defects in our platform;

•the effects of new laws, policies, taxes, and regulations on our business;

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

SUMMARY OF RISK FACTORS

Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects or cause the price of our Class A common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our Class A common stock.

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

•Our lack of a significant outbound sales force may limit the potential growth of our business.

•Servicing our 2026 Notes and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2026 Notes or 2028 Notes.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$845.5	$314.9
Short-term investments	1,070.9	806.4
Trade and other receivables, net	50.5	43.4
Prepaid expenses and other current assets	67.1	62.8
Total current assets	2,034.0	1,227.5
Property and equipment, net	330.8	338.7
Operating lease right-of-use asset	455.9	470.5
Intangible assets, net	53.0	33.5
Goodwill	346.0	236.9
Other assets	87.6	80.1
Total assets	$3,307.3	$2,387.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$27.7	$18.7
Accrued and other current liabilities	169.9	156.7
Accrued compensation and benefits	43.4	113.6
Operating lease liability	87.7	88.7
Finance lease obligation	105.2	99.6
Deferred revenue	641.0	610.5
Total current liabilities	1,074.9	1,087.8
Operating lease liability, non-current	744.6	759.6
Finance lease obligation, non-current	165.4	171.6
Convertible senior notes, net, non-current	1,367.4	—
Other non-current liabilities	38.0	34.4
Total liabilities	3,390.3	2,053.4
Commitments and contingencies (Note 10)
Stockholders' (deficit) equity:
Additional paid-in-capital	2,420.2	2,564.3
Accumulated deficit	(2,507.8)	(2,241.4)
Accumulated other comprehensive income	4.6	10.9
Total stockholders' (deficit) equity	(83.0)	333.8
Total liabilities and stockholders' (deficit) equity	$3,307.3	$2,387.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenue	$511.6	$455.0
Cost of revenue(1)	109.3	103.1
Gross profit	402.3	351.9
Operating expenses(1)
Research and development	181.2	181.8
Sales and marketing	102.7	104.3
General and administrative	58.6	39.0
Impairment related to real estate assets	17.3	—
Total operating expenses	359.8	325.1
Income from operations	42.5	26.8
Interest income (expense), net	(1.2)	2.4
Other income, net	5.1	10.6
Income before income taxes	46.4	39.8
Benefit from (provision for) income taxes	1.2	(0.5)
Net income	$47.6	$39.3
Net income per share-basic and diluted:
Basic net income per share	$0.12	$0.09
Diluted net income per share	$0.12	$0.09
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	398.1	417.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	405.4	419.3
(1) Includes stock-based compensation as follows (in millions):

	Three Months Ended March 31,
	2021	2020

Cost of revenue	$5.4	$3.5
Research and development	43.5	37.2
Sales and marketing	6.9	6.7
General and administrative(2)	12.1	(7.6)

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net income	$47.6	$39.3
Other comprehensive loss:
Change in foreign currency translation adjustments	(1.8)	(3.0)
Change in net unrealized gains and losses on short-term investments	(4.5)	(1.8)
Total other comprehensive loss	$(6.3)	$(4.8)
Comprehensive income	$41.3	$34.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In millions)
(Unaudited)

	Three Months Ended March 31, 2021						Three Months Ended March 31, 2020
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' (deficit) equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	3.8	—	—	—	—	—	2.7	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.5)	—	(11.2)	(24.6)	—	(35.8)	(1.0)	—	(9.3)	(9.6)	—	(18.9)
Repurchases of common stock	(18.6)	—	(142.5)	(289.4)	—	(431.9)	(3.7)	—	(33.9)	(30.1)	—	(64.0)
Exercise of stock options and awards	0.4	—	2.9	—	—	2.9	0.1	—	0.6	—	—	0.6
Assumed stock options in connection with acquisition	—	—	1.2	—	—	1.2	—	—	—	—	—	—
Purchase of bond hedges in connection with issuance of convertible senior notes			(265.3)			(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	202.9	—	—	202.9	—	—	—	—	—	—
Stock-based compensation	—	—	67.9	—	—	67.9	—	—	39.8	—	—	39.8
Other comprehensive loss	—	—	—	—	(6.3)	(6.3)	—	—	—	—	(4.8)	(4.8)
Net income	—	—	—	47.6	—	47.6	—	—	—	39.3	—	39.3
Balances at end of period	389.8	$—	$2,420.2	$(2,507.8)	$4.6	$(83.0)	415.1	$—	$2,528.5	$(1,726.6)	$(1.5)	$800.4

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flow from operating activities
Net income	$47.6	$39.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.7	39.5
Stock-based compensation	67.9	39.8
Impairment related to real estate assets	17.3	—
Amortization of debt issuance costs	0.7	0.1
Net gains on equity investments	—	(11.0)
Amortization of deferred commissions	7.7	5.1
Other	(0.9)	1.2
Changes in operating assets and liabilities:
Trade and other receivables, net	(7.1)	(1.2)
Prepaid expenses and other current assets	(12.3)	(14.7)
Other assets	17.9	17.7
Accounts payable	10.1	(7.8)
Accrued and other current liabilities	6.3	(9.9)
Accrued compensation and benefits	(70.6)	(59.7)
Deferred revenue	28.9	22.2
Other non-current liabilities	(34.1)	(16.5)
Tenant improvement allowance reimbursement	1.6	9.2
Net cash provided by operating activities	115.7	53.3
Cash flow from investing activities
Capital expenditures	(6.9)	(27.8)
Business combinations, net of cash acquired	(125.4)	—
Purchases of short-term investments	(513.9)	(120.5)
Proceeds from sales of short-term investments	114.2	65.1
Proceeds from maturities of short-term investments	129.9	67.7
Other	3.3	3.8
Net cash used in investing activities	(398.8)	(11.7)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	1,389.1	—
Purchases of convertible note hedge in connection with issuance of convertible senior notes	(265.3)	—
Proceeds from sale of warrants in connection with issuance of convertible senior notes	202.9	—
Payments of debt issuance costs	(22.7)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(35.8)	(18.9)
Proceeds from issuance of common stock, net of taxes withheld	2.9	0.7
Principal payments on finance lease obligations	(24.6)	(21.7)
Common stock repurchases	(431.9)	(64.0)
Other	—	(0.4)
Net cash provided by (used in) financing activities	814.6	(104.3)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.2)
Change in cash and cash equivalents	530.6	(64.9)
Cash and cash equivalents - beginning of period	314.9	551.3
Cash and cash equivalents - end of period	$845.5	$486.4

Supplemental cash flow data:
Property and equipment acquired under finance leases	$24.0	$34.7

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1. Description of the Business and Summary of Significant Accounting Policies

Business
Dropbox, Inc. (the “Company” or “Dropbox”) helps keep life organized and work moving. Dropbox was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

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

The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' (deficit) equity and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2021 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

The Company’s most significant estimates and judgments involves the valuation of acquired intangible assets and goodwill from business combinations as well as the valuation of right-of-use and other lease related assets.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 15 "Geographic Areas" for information regarding the Company’s long-lived assets and revenue by geography.

Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive income.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $0.2 million during the three months ended March 31, 2021, and net foreign currency transaction losses of $1.2 million during the three months ended March 31, 2020.

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

The Company recognized $283.8 million and $257.5 million of revenue during the three months ended March 31, 2021 and 2020, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2021, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $697.6 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units ("RSUs") to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The RSUs granted by the Company under the Dropbox Equity Incentive Plans have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company recognizes compensation expense associated with RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur. As of March 31, 2021, the Company had RSUs and restricted stock awards ("RSAs") granted to certain executives outstanding under the Dropbox Equity Incentive Plans.

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

In connection with the acquisition of DocSend, Inc. ("DocSend"), the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan. The fair value of the DocSend options assumed were based upon the Black-Scholes option-pricing model. See Note 12 "Stockholders' (Deficit) Equity" for further information.

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of RSAs with respect to 14.7 million shares of Class A common stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. See Note 12 "Stockholders' (Deficit) Equity" for further information.

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

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, U.S. agency obligations, foreign government securities, supranational securities and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2021.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

One distribution partner accounted for 47% of total trade and other receivables, net as of March 31, 2021. Two distribution partners accounted for 11% and 28% of total trade and other receivables, net as of December 31, 2020. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $4.9 and $7.8 million during the three months ended March 31, 2021 and 2020, respectively.

Deferred commissions, net included in prepaid and other current assets were $27.1 million and $26.7 million as of March 31, 2021 and December 31, 2020, respectively. Deferred commissions, net included in other assets were $44.1 million and $47.3 million as of March 31, 2021 and December 31, 2020, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal commissions are typically amortized over one year. Amortized costs were $7.7 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

Lease obligations

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company leases office space, data centers, and equipment under non-cancelable finance and operating leases with various expiration dates through 2036. The Company determines if an arrangement contains a lease at inception.

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

As part of the Company's Virtual First strategy, Dropbox will retain a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease. During the first quarter of 2021, the Company recorded an impairment charge of $17.3 million related to right-of-use assets and other lease related property and equipment assets. During the fourth quarter of 2020, the Company recorded an impairment charge of $398.2 million related to right-of-use assets and other lease related property and equipment assets. These impairment charges were recorded in conjunction with the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.

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

The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these condensed consolidated financial statements.

During the first quarter of 2021 and the fourth quarter of 2020, the Company recorded impairment charges in conjunction with the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.

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

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments and contracts in an entity’s own equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance eliminates the requirement to separate the convertible debt into debt and equity components, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The ASU also removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. Lastly, entities are required to use the if-converted method for convertible instruments in the diluted earnings per share calculation. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. This update permits the use of either the modified retrospective or fully retrospective method of transition.

The Company early adopted this guidance as of January 1, 2021 using the modified retrospective approach. The adoption of the guidance did not have an impact on the Company’s financial statement as of the adoption date. As further discussed in Note 8 "Debt", the Company issued certain convertible senior notes and entered into certain contracts in the Company’s own equity during the quarter ending March 31, 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the convertible senior notes was calculated based on the if-converted method, as further described in Note 13 "Net Income Per Share" for further information.

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2021 and December 31, 2020 consisted of the following:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$65.0	$—	$—	65.0
Cash equivalents
Money market funds	753.5	—	—	753.5
Commercial paper	13.0	—	—	13.0
Certificates of deposit	10.0	—	—	10.0
Corporate notes and obligations	4.0	—	—	4.0
Total cash & cash equivalents	$845.5	$—	$—	$845.5
Short-term investments
Corporate notes and obligations	465.2	1.7	(1.2)	465.7
U.S. Treasury securities	230.1	0.4	(1.2)	229.3
Asset backed securities	115.9	0.4	(0.2)	116.1
Commercial paper	89.7	—	—	89.7
Municipal securities	55.7	—	(0.2)	55.5
Certificates of deposit	50.1	—	—	50.1
U.S. agency obligations	25.7	—	(0.1)	25.6
Foreign government obligations	21.9	—	—	21.9
Supranational Securities	17.0	—	—	17.0
Total short-term investments	1,071.3	2.5	(2.9)	1,070.9
Total	$1,916.8	$2.5	$(2.9)	1,916.4

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2020
	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$67.2	$—	$—	$67.2
Cash equivalents
Money market funds	222.6	—	—	222.6
U.S. Treasury securities	10.6	—	—	10.6
Commercial paper	8.0	—	—	8.0
Corporate notes and obligations	5.0	—	—	5.0
Municipal securities	1.5			1.5
Total cash and cash equivalents	$314.9	$—	$—	314.9
Short-term investments
Corporate notes and obligations	374.3	2.5	(0.1)	376.7
U.S. Treasury securities	215.4	1.0	—	216.4
Asset backed securities	73.5	0.6	—	74.1
Municipal securities	38.7	0.1	—	38.8
U.S. agency obligations	23.0	0.1	—	23.1
Commercial paper	22.5	—	—	22.5
Supranational Securities	18.7	—	—	18.7
Foreign government obligations	18.5	—	—	18.5
Certificates of deposit	17.6	—	—	17.6
Total short-term investments	802.2	4.3	(0.1)	806.4
Total	$1,117.1	$4.3	$(0.1)	$1,121.3

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.0 million and $9.8 million as of March 31, 2021 and December 31, 2020, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2021 and December 31, 2020.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2021:

	As of March 31, 2021
	Amortized cost	Estimated fair value

Due within one year	104.2	104.2
Due between one to three years	512.8	514.7
Due after three years	454.3	452.0
Total	$1,071.3	$1,070.9

The Company had 250 short-term investments in unrealized loss positions as of March 31, 2021. There were no material unrealized losses from short-term investments and no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2021.

As of March 31, 2021, the Company’s short-term investments portfolio consisted of nine security types, five of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately 2.9 million as of March 31, 2021. Unrealized losses on short-term investments have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $1.9 million and $5.1 million during the three months ended March 31, 2021 and 2020, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$753.5	$—	$—	$753.5
Commercial paper	—	13.0	—	13.0
Certificates of deposit	—	10.0	—	10.0
Corporate notes and obligations	—	4.0	—	4.0
Total cash equivalents	$753.5	$27.0	$—	$780.5
Short-term investments
Corporate notes and obligations	—	465.7	—	465.7
U.S. Treasury securities	—	229.3	—	229.3
Asset backed securities	—	116.1	—	116.1
Commercial paper	—	89.7	—	89.7
Municipal securities	—	55.5	—	55.5
Certificates of deposit	—	50.1	—	50.1
U.S. agency obligations	—	25.6	—	25.6
Foreign government obligations	—	21.9	—	21.9
Supranational Securities	—	17.0	—	17.0
Total short-term investments	—	1,070.9	—	1,070.9
Total	$753.5	$1,097.9	$—	$1,851.4

The Company has an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investments had a carrying value of $5.6 million and was categorized as Level 3 as of March 31, 2021 and December 31, 2020.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$222.6	$—	$—	$222.6
U.S. Treasury securities	—	10.6	—	10.6
Commercial paper	—	8.0	—	8.0
Corporate notes and obligations	—	5.0	—	5.0
Municipal securities	—	1.5	—	1.5
Total Cash Equivalents	$222.6	$25.1	$—	$247.7
Short-term investments
Corporate notes and obligations	—	376.7	—	376.7
U.S. Treasury securities	—	216.4	—	216.4
Asset-backed securities	—	74.1	—	74.1
Municipal securities	—	38.8	—	38.8
U.S. agency obligations	—	23.1	—	23.1
Commercial paper	—	22.5	—	22.5
Supranational securities	—	18.7	—	18.7
Foreign government obligations	—	18.5	—	18.5
Certificates of deposit	—	17.6	—	17.6
Total short-term investments	—	806.4	—	806.4
Total	$222.6	$831.5	$—	$1,054.1

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company has $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of March 31, 2021. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of March 31, 2021 was approximately $717.5 million and $716.9 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of
	March 31, 2021	December 31, 2020

Data center and other computer equipment	$621.6	$652.7
Furniture and fixtures	18.5	19.9
Leasehold improvements	97.2	96.9
Construction in progress	17.5	21.0
Total property and equipment	754.8	790.5
Accumulated depreciation and amortization	(424.0)	(451.8)
Property and equipment, net	$330.8	$338.7

During the first quarter of 2021, the Company retired $54.2 million of fully depreciated data center assets that are no longer in use.

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2021 and December 31, 2020, respectively included a total of $418.1 million and $395.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $177.7 million and $156.6 million as of March 31, 2021 and December 31, 2020, respectively.

Construction in progress includes costs primarily related to construction of leasehold improvements for office buildings and data centers.

Depreciation expense related to property and equipment was $31.5 million and $36.0 million for the three months ended March 31, 2021 and 2020, respectively.
Note 5.Business Combinations

2021 Business Combination

On March 22, 2021, the Company acquired all outstanding stock of DocSend, Inc. (“DocSend”), a secure document sharing and analytics company. The combination of Dropbox, HelloSign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results. The results of DocSend's operations have been included in the Company’s consolidated results of operations since the date of acquisition and were immaterial for the periods presented.

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$125.5
Transaction costs paid by Dropbox on behalf of DocSend	5.0
Fair value of assumed DocSend options attributable to pre-combination services(1)	1.2
Total purchase consideration	$131.7

(1) The fair value of options assumed was determined based upon the Black-Scholes option-pricing model.

In addition to the total purchase consideration above, the Company has compensation agreements with key DocSend personnel consisting of $30.7 million in future cash payments subject to ongoing employee service. The related expense will be recognized within sales and marketing and research and development expenses over the required service period of three years. The related payments will be paid out evenly on an annual basis in the first and second year, and in quarterly installments in the third year. Payments will begin in the first quarter of 2022 if the requisite service is provided.

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

Assets acquired:
Cash and cash equivalents	$5.1
Acquisition-related intangible assets	20.6
Accounts receivable, prepaid and other assets	6.1
Total assets acquired	$31.8

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.4
Deferred revenue	1.9
Deferred tax liability	1.9
Total liabilities assumed	10.2
Net assets acquired, excluding goodwill	21.6
Total purchase consideration	131.7
Goodwill(2)	$110.1
(2) The goodwill recognized was primarily attributable to the opportunity to expand the user base of the Company's platform. The goodwill is not deductible for U.S. federal income tax purposes.

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Developed technology	$11.5	5.0
Customer relationships	8.1	5.0
Trade name	1.0	5.0
Total acquisition-related intangible assets	$20.6
The fair values of the acquisition-related intangible assets were determined using the following methodologies: the multi-period excess earnings method for customer relationships, and the relief from royalty method for developed technology, and the trade name, respectively. The valuation model inputs required the application of significant judgment by management. The acquired intangible assets have a total weighted average amortization period of 5.0 years.

One-time acquisition-related diligence costs of $1.2 million were expensed within general and administrative expenses as incurred during the three months ended March 31, 2021.

2019 Business Combination

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to ongoing employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $4.0 million paid during the three months ended March 31, 2021. The remaining balance of $16.3 million will be paid evenly in quarterly installments over the remaining required service period.

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
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2021	2020	2021
Developed technology	$37.5	$26.0	3.9
Customer relationships	28.6	20.5	4.0
Patents	14.8	12.8	6.5
Software	9.0	9.0	0.9
Trademarks and trade names	5.6	4.6	3.4
Licenses	4.6	4.6	0.2
Assembled workforce in asset acquisitions	3.0	3.0	—
Other	0.8	0.8	4.4
Total intangibles	103.9	81.3
Accumulated amortization	(50.9)	(47.8)
Intangible assets, net	$53.0	$33.5
Amortization expense was $3.1 million and $3.5 million for the three months ended March 31, 2021 and 2020, respectively.

Expected future amortization expense for intangible assets as of March 31, 2021 is as follows:

Remaining nine months of Fiscal 2021	$12.0
2022	12.8
2023	12.2
2024	7.9
2025	6.0
Thereafter	2.1
Total	$53.0

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2020	$236.9
DocSend acquisition	110.1
Effect of foreign currency translation	(1.0)
Balance at March 31, 2021	$346.0

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2021 and December 31, 2020.

Note 8.Debt

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

In February 2018, the Company amended the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs.

Pursuant to the terms of the revolving credit facility, the Company may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing. Pursuant to the terms of the revolving credit facility, the Company is required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company is required to pay a fee in connection with letters of credit issued under the revolving credit facility, which accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate based on LIBOR plus a spread of 1.375% or at an alternative base rate plus a spread of 0.375%.

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2021 and December 31, 2020, respectively.

The Company had an aggregate of $53.0 million of letters of credit outstanding under the revolving credit facility as of March 31, 2021, and the Company’s total available borrowing capacity under the revolving credit facility was $447.0 million as of March 31, 2021. The Company’s letters of credit have final expiration dates through 2036.

Convertible senior notes

During the first quarter of 2021, the Company issued $695.8 million aggregate principal amount of the 2026 Notes. Additionally, during the first quarter of 2021, the Company issued $693.3 million aggregate principal amount of the 2028 Notes. The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the sale of the Notes were approximately $1.4 billion after deducting offering and issuance costs related to the Notes.

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with this

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

reporting obligations from the issuance date through March 31, 2021. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of March 31, 2021.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of March 31, 2021. In addition, during the three months ended March 31, 2021, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the three months ended June 30, 2021.

Prior to the close of business on the business day immediately preceding December 1, 2025, in the case of the 2026 Notes, and prior to the close of business on the business day immediately preceding December 1, 2027, in the case of the 2028 Notes, the Notes of the applicable series will be convertible only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the relevant series of Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2026 Notes or 2028 Notes, as applicable, for such trading day was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate for such series of Notes on each such trading day; (3) if the Company calls any or all of the Notes for redemption, such Notes of the applicable series called for redemption may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions.

On or after December 1, 2025, in the case of the 2026 Notes, and on or after December 1, 2027, in the case of the 2028 Notes, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the relevant series of Notes may convert all or a portion of their Notes of such series regardless of the foregoing conditions.

The Company may redeem for cash all or any part of the Notes, at its option, on or after March 6, 2024, in the case of the 2026 Notes, and on or after March 6, 2025, in the case of the 2028 Notes, if the last reported sale price of its Class A common stock has been at least 130% of the conversion price for the relevant series of Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the series of Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the Notes.

Upon the occurrence of a fundamental change (as defined in the relevant indentures governing the Notes) prior to the relevant maturity date, holders of the relevant series of Notes may require the Company to repurchase all or a portion of the Notes of such series for cash at a price equal to 100% of the principal amount of the series of Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date. Additionally, and upon events of default (as defined in the relevant indentures governing the Notes), the maturity of the Notes may be accelerated.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Notes are the Company’s general unsecured obligations and will rank senior in right of payment to any existing and future indebtedness that is contractually subordinated to the Notes; rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated; effectively rank junior in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all indebtedness and other liabilities (including trade payables) of subsidiaries of the Company.

In accounting for the Notes, issuance costs of $11.0 million and $11.0 million for the 2026 Notes and the 2028 Notes were deducted from the carrying value of the Notes in the consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term and seven-year term for the 2026 Notes and the 2028 Notes, respectively.

The following is a summary of the Company’s convertible senior notes as of March 31, 2021.

	2026 Notes	2028 Notes	Total
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(10.8)	(10.8)	(21.6)
Carrying value, net	685.0	682.5	1,367.5

During the three months ended March 31, 2021, the Company recognized $0.2 million and $0.2 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of March 31, 2021.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
April 1, 2021 through December 31, 2021	$—
2022	—
2023	—
2024	—
2025	—
2026	695.8
Thereafter	693.3
Total	$1,389.1

Convertible Note Hedges and Warrants

Concurrent with the offering of the Notes, the Company entered into convertible note hedge transactions with certain counterparties whereby the Company had the option to purchase a total of approximately 18.2 million shares for note hedges expiring in March 2026 (the “2026 Note Hedges”) and 19.6 million shares for note hedges expiring in March 2028 (the “2028 Note Hedges”, together with the 2026 Note Hedges, the “Note Hedges”), respectively, of its common stock at a price of approximately $38.25 and $35.35 per share, respectively. The aggregate cost of the convertible note hedge transactions was $265.3 million.

The Note Hedges, or a portion thereof, are exercisable upon conversion of the Notes and the satisfaction of certain conditions set forth in the Note Hedges. Additionally, the Note Hedges may be terminated and early settled upon the occurrence of certain events, including certain merger events, events of default, and upon a fundamental change (as defined in the relevant indentures for the Notes). The Note Hedges are settleable in cash, shares or a combination of cash and shares, at the option of the Company, and the settlement alternative will be the same as the settlement alternative of the conversion spread for the respective Notes.

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of March 31, 2021, the Company’s stock price was below the exercise price of the respective Note Hedges.

In addition, the Company sold warrants to certain counterparties whereby the holders of the warrants had the option to purchase a total of approximately 18.1 million shares underlying warrants expiring in 2026 (the “2026 Warrants”) and 20.1 million shares underlying warrants expiring in 2028 (the “2028 Warrants, together with the 2026 Warrants, the “Warrants”), respectively, of the Company’s Class A common stock at an initial strike price of $46.36 and $46.36 per share, respectively. The Company received aggregate cash proceeds of $202.9 million from the sale of these Warrants.

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2021, the Company’s Class common stock price was below the exercise price of the Warrants.

Taken together, the purchase of the Note Hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the 2026 Notes and the 2028 Notes, and to effectively increase the overall conversion price from $38.25 per share to $46.36 per share and from $35.35 per share to $46.36 for the 2026 Notes and the 2028 Notes, respectively.

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting certain equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as the instruments continue to meet these accounting criteria. The premium paid for the Note Hedges has been included as a net reduction to additional paid-in capital within stockholders’ (deficit) equity, and the premium received for the Warrants has been included as a net increase to additional paid-in capital within stockholders' (deficit) equity.

Note 9.Leases

The Company has operating leases for corporate offices and data centers, and finance leases for infrastructure equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 13 years. Sublease income, which is recorded as a reduction of rental expense, was $3.9 million and $1.8 million during the three months ended March 31, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Year ending December 31,	Operating leases(1)	Finance leases
2021 (excluding the three months ended March 31, 2021)	$91.9	$85.3
2022	118.5	99.6
2023	102.7	66.0
2024	92.0	30.9
2025	86.9	1.0
Thereafter	566.2	—
Total future minimum lease payments	1,058.2	282.8
Less imputed interest	(217.3)	(12.2)
Less tenant improvement receivables	(8.6)	—
Total liability	$832.3	$270.6
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and data centers where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of March 31, 2021 were as follows:

Year ending December 31,	Operating leases(1)
2021 (excluding the three months ended March 31, 2021)	$11.7
2022	19.6
2023	11.0
2024	10.2
2025	10.5
Thereafter	67.5
Total future sublease rent payments	130.5
Less sub-tenant incentive	(10.5)
Total future sublease rent payments, net	$120.0

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its corporate headquarters. The Company took possession of three phases of the space between June 2018 and December 2019, and began to recognize lease costs and lease obligations, net of tenant improvement reimbursements related to the space. The Company's total expected minimum obligations for all three phases of the lease are $842.9 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. In the three months ended March 31, 2021, the Company collected tenant improvement reimbursements from the landlord totaling $1.6 million.

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

The Company recorded total impairment of $17.3 million and $398.2 million for right-of-use and other lease related assets in the three months ended March 31, 2021 and year ended December 31, 2020, respectively.

As of March 31, 2021, the Company had commitments of $105.4 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 and 2022 with lease terms of 15 years.

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

On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting the Company's motion to dismiss the consolidated state court case. On December 15, 2020, the State Plaintiffs filed a notice of appeal of this order. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2021	December 31, 2020

Non-income taxes payable	$91.6	$85.9
Accrued legal and other external fees	26.9	23.4
Other accrued and current liabilities	51.4	47.4
Total accrued and other current liabilities	$169.9	$156.7

Note 12.Stockholders’ (Deficit) Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. Holders of Class B common stock voluntarily converted 0.3 million shares into an equivalent number of shares of Class A common stock during the three months ended March 31, 2021, and 9.9 million during the three months ended March 31, 2020.

As of March 31, 2021, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of March 31, 2021, 306.6 million shares of Class A common stock, 83.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2020, 322.3 million shares of Class A common stock, 83.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2021 and December 31, 2020 excludes unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 10.3 million unvested restricted stock awards granted to one of the Company's co-founders as of March 31, 2021 and December 31, 2020, respectively. See "Co-Founder Grants" section below for further details.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. In February 2021, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2020 stock repurchase program of up to $600 million during the three months ended March 31, 2021. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three months ended March 31, 2021, the Company repurchased and subsequently retired 18.6 million shares of its Class A common stock for an aggregate amount of $431.9 million. This includes $200.0 million in repurchases of

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. During the three months ended March, 31 2020, the Company repurchased and subsequently retired 3.7 million of its Class A common stock for an aggregate amount of $64.0 million.

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

In connection with the acquisition of DocSend, the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan.

As of March 31, 2021, there were 28.2 million stock-based awards issued and outstanding and 102.0 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2021:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of Plan shares outstanding	Weighted- average grant date fair value per share

Balance at December 31, 2020	78.5	1.3	$13.73	5.7	$11.35	31.9	$19.79
Additional shares authorized	20.3	—	—	—	—	—	—
Stock options assumed (1)	0.4	0.4	$2.17			—	—
Options exercised and restricted stock units and awards released	—	(0.3)	9.11	—	—	(3.8)	19.80
Options and restricted stock units and awards canceled	4.2	—	10.36	—	—	(4.2)	19.75
Shares withheld related to net share settlement of restricted stock units and awards	1.5	—	—	—	—	—	18.72
Options and restricted stock units and awards granted	(2.9)	—	—	—	—	2.9	22.25
Balance as of March 31, 2021(2)	102.0	1.4	$11.52	6.1	$19.35	26.8	$20.07
Vested at March 31, 2021		0.8	$18.12	4.5	$6.00	—	$—
Unvested at March 31, 2021		0.6	$3.57		$13.35	26.8	$20.07

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

(1) This amount includes an immaterial amount of unvested RSUs that were assumed as part of the acquisition of DocSend. The RSUs had a weighted-average grant date fair value of $26.86 per share and a total fair value of $0.4 million, all of which will be recognized as post-combination stock-based compensation expense.

(2) This amount excludes restricted stock awards granted with service and market based vesting conditions.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Intrinsic value of options exercised	$4.7	$1.8

As of March 31, 2021, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $538.6 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.6 years as of March 31, 2021.

Assumed stock options
In connection with the acquisition of DocSend the Company assumed 0.4 million unvested stock options which were valued using the Black-Scholes option-pricing model. The fair value of stock options assumed were estimated using the following assumptions:

Expected volatility	47%
Expected term (in years)	2.0 - 6.8
Risk-free interest rate	0.15% - 1.29%
Dividend yield	—%

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

In connection with the acquisition of DocSend, the estimated weighted-average grant date fair value for stock options assumed was $25.28 per share and a total fair value of $9.3 million, of which, $8.1 million will be recognized as post-combination stock-based compensation expense.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Co-Founder Grants
In December 2017, the Board of Directors approved a grant to the Company’s co-founders of non-Plan RSAs with respect to 14.7 million shares of Class A common stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net income per share attributable to common stockholders in Note 13 "Net Income Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $3.6 million and $6.1 million during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, unamortized stock-based compensation expense related to the Co-Founder Grants was $32.1 million.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 13. Net Income Per Share

The Company computes net income per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses.

Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of the Class A and Class B common stock outstanding.

Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income per share of Class A common stock assumes the conversion of our Class B common stock to Class A common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares to Class A common stock. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the 2026 Notes and the 2028 Notes, and by application of the treasury stock method for the Company's other potentially dilutive securities.

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three Months Ended March 31,		Three Months Ended March 31,
	2021		2020
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator
Net income attributable to common stockholders	$37.7	$10.0	$24.5	$14.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	314.7	83.4	260.0	157.3
Net income per common share, basic	$0.12	$0.12	$0.09	$0.09
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$37.7	$10.0	$24.5	$14.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	10.0	—	14.8	—
Reallocation of net income to Class B common stock	—	(0.2)	—	—
Net income attributable to common stockholders for diluted EPS	$47.7	$9.8	$39.3	$14.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	314.7	83.4	260.0	157.3
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	7.2	0.1	1.6	0.4
Conversion of Class B to Class A common stock	83.4	—	157.3	—
Weighted-average number of common shares outstanding used in computed diluted net income per share	405.3	83.5	418.9	157.7
Net income per common share, diluted	$0.12	$0.12	$0.09	$0.09

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended March 31,
	2021	2020

Restricted stock units and awards	2.1	15.4
Options to purchase shares of common stock	0.5	1.3
Co-Founder Grants	10.3	14.2
Convertible Senior Notes	14.0	—
Warrants	14.0	—
Total	40.9	30.9

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was a benefit of $1.2 million and an expense of $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The income tax benefit for the three months ended March 31, 2021 was primarily attributable to federal state and foreign income taxes, offset by income tax benefits related to the acquisition of DocSend and the release of a foreign tax reserve, which are discussed further below.

During the three months ended March 31, 2021, the Company recorded a deferred tax liability of $1.9 million to reflect the tax effect of the assets and liabilities recorded in the acquisition of DocSend. As a result of the acquisition of DocSend, the Company recorded a one-time benefit of $1.9 million to recognize previously unrecognized deferred tax assets, which are now more-likely-than-not to be realized as a result of the net deferred tax liability recorded in the transaction. For further discussion of the DocSend acquisition, see Note 5 "Business Combinations".

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2021, the Company continues to maintain valuation allowances on all of its deferred tax assets in the U.S. and Ireland and on a portion of its deferred tax assets in one of its foreign jurisdictions.

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

Unrecognized tax benefits increased by approximately $4.1 million for the three months ended March 31, 2021, of which $0.5 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.8 million for the three months ended March 31, 2021 due to a statute of limitations lapse related to prior period tax positions.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2021	December 31, 2020

United States	$327.3	$334.2
International (1)	3.5	4.5
Total property and equipment, net	$330.8	$338.7

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2021 and December 31, 2020.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

United States	$266.9	$235.6
International (1)	244.7	219.4
Total revenue	$511.6	$455.0

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2021 and 2020.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 15.83 million paying users.

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

In the first quarter of fiscal 2021, we acquired DocSend, a secure document sharing and analytics company. The combination of Dropbox, HelloSign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results.

DocSend offers paid subscription plans, including a personal plan designed for individuals and Standard, Advanced, and Enterprise plans designed for business users and teams. Similar to Dropbox plans, pricing is based on the number of licenses purchased. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill DocSend customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. DocSend primarily sells within the United States, with the majority of sales in U.S. dollars.

We also offer HelloSign, an e-signature solution. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognizes revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars.

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

Our Business Model

Drive new signups

We acquire users efficiently and at relatively low cost through word-of-mouth referrals, direct in-product referrals, and sharing of content. Anyone can create a Dropbox account for free through our website or app and be up and running in minutes. These users often share and collaborate with other non-registered users, attracting new signups into our network.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of HelloSign and DocSend.

COVID-19 update

Although we did not experience material adverse impacts to our financial condition and results of operations in the first fiscal quarter of 2021 as a result of the COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations, as described below. However, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. Accordingly, the full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates, which may reduce our interest income. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. We may continue to experience certain of these cost savings beyond the resolution of the COVID-19 pandemic as we shift to our Virtual First work model, as described below. Due to our subscription based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

Virtual First

Furthermore, the effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 to shift to a new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees. As a result, we intend for our workforce to become more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which will be known as "Dropbox Studios". Consistent with this strategy, we will retain a portion of our office space and a portion will be marketed for sublease. We engaged a third party to estimate the fair value of the office space to be subleased based on current market conditions and where the carrying value of the individual asset groups exceeded the fair value, an impairment charge was recognized for the difference. We recorded an impairment charge of $17.3 million in the three months ended March 31, 2021 related to the continued adoption of Virtual First, including the acquisition of DocSend. We recorded an impairment charge of $398.2 million in the year ended December 31, 2020. See Note 9 "Leases" for additional information. We continue to expect to incur additional charges related to certain European leases. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas including facilities related costs and depreciation expense due to the impairment charges related to the continued adoption of Virtual First.

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

Reduction in Force

On January 13, 2021, we announced a reduction of our global workforce by approximately 11% to streamline our team structure in support of our business priorities. As a result, during the three months ended March 31, 2021, we incurred $12.8 million of expenses related to severance, benefits, and other related items. We do not expect to incur additional expenses of any significance related to our reduction in force in future periods.

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

Total ARR consists of contributions from all of our revenue streams, including subscriptions and add-ons. We calculate Total ARR as the number of users who have active paid licenses for access to our platform as of the end of the period, multiplied by their annualized subscription price to our platform. We include ARR related to acquired companies in our total ARR in the period of the acquisition. We adjust the exchange rates used to calculate Total ARR on an annual basis at the beginning of each fiscal year.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2021.

	As of
	March 31, 2021	December 31, 2020	March 31, 2020

	(In millions)
Total ARR	$2,112	$2,022	$1,864

	As of
Constant Currency	March 31, 2021	December 31, 2020	March 31, 2020

	(In millions)
Total ARR	$2,112	$2,052	$1,889

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

We acquired DocSend in the first quarter of fiscal 2021. We define DocSend paying users as the number of users who have active paid licenses for access to our platform as of the end of the period.

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

The below table sets forth the number of paying users as of March 31, 2021, December 31, 2020, and March 31, 2020.

	As of
	March 31, 2021	December 31, 2020	March 31, 2020

	(In millions)
Paying users	15.83	15.48	14.60

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

We experienced an increase in our average revenue per paying user for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 primarily due to an increased mix of sales toward our higher-priced subscription plans and to a lesser extent, the continued impact of an increase in price for existing users on our Dropbox Plus plan as a result of our repackaging initiative in the second quarter of 2019.

The below table sets forth our ARPU for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

ARPU	$132.55	$126.30

Non-GAAP Financial Measure

In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe that free cash flow, or FCF, a non-GAAP financial measure, is useful in evaluating our liquidity.

Free cash flow
We define FCF as GAAP net cash provided by operating activities less capital expenditures. We believe that FCF is a liquidity measure and that it provides useful information regarding cash provided by operating activities and cash used for investments in property and equipment required to maintain and grow our business. FCF is presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP. FCF has limitations as an analytical tool, and it should not be considered in isolation or as a substitute for analysis of other GAAP financial measures, such as net cash provided by operating activities. Some of the limitations of FCF are that FCF does not reflect our future contractual commitments, excludes investments made to acquire assets under finance leases, includes capital expenditures, and may be calculated differently by other companies in our industry, limiting its usefulness as a comparative measure.

Our FCF increased for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, efficiencies driven by a decrease in facilities related expenses and a reduction in certain costs due to the COVID-19 pandemic, and a decrease in capital expenditures as a result of decreased spend on office build-outs.

We expect our FCF to generally increase in future periods as we increase subscription sales and reduce our capital expenditures as we shift to a Virtual First environment. Although we expect to continue to purchase infrastructure equipment to support our user base, we anticipate that our capital expenditures related to building out our office spaces will continue to decline in future periods. The timing of our operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash provided by operating activities	115.7	53.3
Capital expenditures	(6.9)	(27.8)
Free cash flow	$108.8	$25.5

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

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We generally expect our gross margin to remain relatively constant in both the near term and the long term.

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

We plan to continue to invest in sales and marketing to grow our user base and increase our brand awareness, including marketing efforts to continue to drive our self-serve business model. We expect that sales and marketing expenses will generally increase in absolute dollars in future periods and fluctuate from period to period as a percentage of revenue. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income based taxes.

We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and will generally decrease as a percentage of revenue, as a result of lower amortization of the right-of-use assets and depreciation of related property and equipment assets following the impairment charges recorded during the year ended December 31, 2020 and the three months ended March 31, 2021.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments, partially offset by interest expense related to our finance lease obligations for infrastructure and amortization of debt issuance costs.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Revenue	$511.6	$455.0
Cost of revenue(1)	109.3	103.1
Gross profit	402.3	351.9
Operating expenses(1):
Research and development	181.2	181.8
Sales and marketing	102.7	104.3
General and administrative	58.6	39.0
Impairment related to real estate assets	17.3	—
Total operating expenses	359.8	325.1
Income from operations	42.5	26.8
Interest income (expense), net	(1.2)	2.4
Other income, net	5.1	10.6
Income before income taxes	46.4	39.8
Benefit from (provision for) income taxes	1.2	(0.5)
Net income	$47.6	$39.3

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Cost of revenue	$5.4	$3.5
Research and development	43.5	37.2
Sales and marketing	6.9	6.7
General and administrative(2)	12.1	(7.6)
Total stock-based compensation	$67.9	$39.8

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020

	(As a % of revenue)
Revenue	100%	100%
Cost of revenue(1)	21	23
Gross profit	79	77
Operating expenses(1):
Research and development	35	40
Sales and marketing	20	23
General and administrative	11	9
Impairment related to real estate assets	3	—
Total operating expenses	70	71
Income from operations	8	6
Interest income (expense), net	—	1
Other income, net	1	2
Income before income taxes	9	9
Benefit from (provision for) income taxes	—	—
Net income	9%	9%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2021	2020

	(As a % of revenue)
Cost of revenue	1%	1%
Research and development	9	8
Sales and marketing	1	1
General and administrative(2)	2	(2)
Total stock-based compensation	13%	9%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

Comparison of the three months ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$511.6	$455.0	$56.6	12%

Revenue increased $56.6 million or 12% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in revenue was driven primarily by an increase in paying users and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$109.3	$103.1	$6.2	6%
Gross profit	402.3	351.9	50.4	14%
Gross margin	79%	77%

Cost of revenue increased $6.2 million or 6% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to increases of $4.0 million in employee-related costs driven by our reduction in force, $2.0 million in infrastructure costs, and $1.4 million in credit card transaction fees due to higher sales. These increases were offset by a decrease of $1.6 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Our gross margin increased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a 12% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$181.2	$181.8	$(0.6)	—%

Research and development expenses decreased $0.6 million or 0% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to decreases of $8.1 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, and $0.7 million related to initiatives to reduce our user analytics costs. These decreases were offset by an increase of $7.0 million in employee-related costs driven by our reduction in force.

Sales and marketing

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$102.7	$104.3	$(1.6)	(2)%

Sales and marketing expenses decreased $1.6 million or 2% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease of $8.6 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. This decrease was offset by increases of $4.4 million in employee-related costs driven by our reduction in force, $1.4 million in app store fees due to increased sales, and $0.8 million related to brand marketing expenses.

General and administrative

	Three Months Ended March 31,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$58.6	$39.0	$19.6	50%

General and administrative expenses increased $19.6 million or 50% during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to increases of $19.7 million in stock-based compensation driven by the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant in the three months ended March 31, 2020, and $3.0 million in legal fees, insurance premiums, and acquisition expenses. These increases were offset by a decrease of $4.9 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Impairment related to real estate assets

Impairment related to real estate assets was $17.3 million during the three months ended March 31, 2021, due to an impairment charge as a result of our continued adoption of our Virtual First strategy, including the acquisition of DocSend.

Interest income (expense), net

Interest income (expense), net decreased $3.6 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic.

Other income, net

Other income, net decreased $5.5 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to $11.0 million in gains related to an equity investment in the three months ended March 31, 2020, offset by $5.2 million of gains related to disposal of infrastructure assets and foreign currency transaction in the three months ended March 31, 2021.

Benefit from (provision for) income taxes

Provision for income taxes decreased $1.7 million during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, primarily due to tax benefits from the DocSend acquisition during the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $845.5 million and short-term investments of $1,070.9 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2021, we had $155.1 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
Since our inception, we have financed our operations primarily through the issuance of the Notes, equity issuances, cash generated from our operations, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users.
In February 2021, we issued approximately $1.4 billion in aggregate principal amount of convertible senior notes, comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series will not bear regular interest and the principal will not accrete. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. These notes can be converted or repurchased prior to maturity if certain conditions are met.
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, repurchases of our Class A common stock, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2021, we repurchased and subsequently retired 18.6 million shares of our Class A common stock for an aggregate amount of $431.9 million. This includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. We have previously announced, and executed on, our intention to increase the pace of our share repurchases under the current program, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices.
In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on April 4, 2022. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million. We may from time to time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to the prime rate or the LIBOR rate, at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2021.
As of March 31, 2021, we had no amounts outstanding under the revolving credit facility and an aggregate of $53.0 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $447.0 million as of March 31, 2021.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in collaboration spaces, our ability to sublease space at certain office locations, such as our corporate headquarters, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume and timing of our share repurchases. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(In millions)
Net cash provided by operating activities	$115.7	$53.3
Net cash used in investing activities	(398.8)	(11.7)
Net cash provided by (used in) financing activities	814.6	(104.3)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(2.2)
Net (decrease) increase in cash and cash equivalents	$530.6	$(64.9)

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including depreciation and amortization expenses, stock-based compensation, and impairment related to real estate assets, as well as the effect of changes in operating assets and liabilities.
For the three months ended March 31, 2021, net cash provided by operating activities was $115.7 million, which primarily consisted of our net income of $47.6 million, adjusted for stock-based compensation expense of $67.9 million, depreciation and amortization expenses of $34.7 million, impairment related to real estate assets of $17.3 million, and net cash outflow of $59.3 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The increase in net cash provided by operating activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to an increase in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and impairment related to real estate assets.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.

For the three months ended March 31, 2021, net cash used in investing activities was $398.8 million, which primarily related to $269.8 million in net investment activity outflows, driven by the purchases of short-term investments, net of sales and maturities and $125.4 million related to cash paid for our acquisition of DocSend.
The increase in cash used in investing activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to higher outflows related to net investment activity during the three months ended March 31, 2021, and the acquisition of DocSend.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for tax withholding obligations for the release of RSUs and RSAs, principal payments on finance lease obligations for our infrastructure equipment, and repurchases of common stock. Additionally, in connection with the issuance of convertible senior notes, proceeds from the issuance of convertible notes, proceeds from the issuance of warrants, purchases of convertible senior note hedges, and debt issuance costs impacted net cash used in financing activities.
For the three months ended March 31, 2021, net cash provided by financing activities was $814.6 million, which primarily consisted of $1,303.8 million in net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction, offset by $431.9 million for the repurchase of our common stock, $35.8 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $24.6 million in principal payments on finance lease obligations.
The increase in cash provided by financing activities during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily due to the net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction during the three months ended March 31, 2021, offset by the increase in repurchases of our common stock during the three months ended March 31, 2021.

Contractual Obligations

Our principal commitments consist of obligations under the Notes, operating leases for office space and datacenter operations, and finance leases for datacenter equipment. For additional information on the Notes, operating leases for office space and datacenter operations, and finance leases for datacenter equipment, see Note 8 "Debt" and Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. Except for the Notes, there have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Judgments

See Part II, Item 7, "Critical Accounting Policies and Judgments " in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1 “Description of the Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently adopted accounting pronouncements as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $845.5 million and short-term investments of $1,070.9 million as of March 31, 2021. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of March 31, 2021, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2021, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the three months ended March 31, 2021, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.2 million and $1.2 million in net foreign currency transaction gains and losses in the three months ended March 31, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2021 and 2020.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2021, we served over 700 million registered users but only 15.83 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

•security and privacy;

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. In addition, while we believe current trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2019, we launched Dropbox Spaces, an evolution of the shared folder which creates a collaborative workspace for individuals and teams to work together. More recently, in 2020, we introduced Dropbox Passwords and Vault to provide additional security features for our users to safely store and access content on our platform. We also launched the Creative Tools Add-On in 2020 to improve the collaboration experience for users who work with media content. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we are temporarily requiring substantially all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. The risk of such disruptions and decreased productivity may persist as we transition to a Virtual First workforce. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 15.83 million as of March 31, 2021. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

Datacenter leases and agreements with the providers of datacenter services expire at various times. The owners of these datacenters and providers of these datacenter services may have no obligation to renew their agreements with us on commercially reasonable terms, or at all. Problems faced by datacenters, with our third-party datacenter service providers, with the telecommunications network providers with whom we or they contract, or with the systems by which our telecommunications providers allocate capacity among their users, including us, could adversely affect the experience of our users or result in unexpected increases in our costs. Our third-party datacenter operators could decide to close their facilities or cease providing services without adequate notice. In addition, any financial difficulties, such as bankruptcy, faced by our third-party datacenter operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

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

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our platform that incorporates the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business, results of operations, and financial condition.

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

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the first fiscal quarter of 2021, we acquired DocSend, a secure document sharing platform, to expand our content collaboration capabilities to include additional business critical workflows. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

Our current and future indebtedness may limit our operating flexibility or otherwise affect our business.

Our current indebtedness, including our 2026 Notes, 2028 Notes and our revolving credit facility, place significant restrictions on our business and could have important consequences to our stockholders and effects on our business, as could any future indebtedness.

For example, the terms of our revolving credit and guarantee agreement, as amended, contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a consolidated leverage ratio covenant and a minimum liquidity balance.

In addition, such current and future indebtedness could:

•make it more difficult for us to satisfy our debt obligations, including the 2026 Notes and the 2028 Notes;

•increase our vulnerability to general adverse economic and industry conditions;

•require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict our current and future operations, make it more difficult to successfully execute our business strategy or restrict us from exploiting business opportunities;

•place us at a competitive disadvantage compared to our competitors that have less indebtedness or are not subject to restrictive covenants; and

•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

Any of the foregoing could have a material adverse effect on our business, cash flows, results of operations and financial condition.

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

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, results of operations, and financial condition, could be adversely affected. In particular, if the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.

Risks Related to Our Financial Performance or Results

Our revenue growth rate has declined in recent periods and may continue to slow in the future.

We have experienced significant revenue growth in prior periods. However, our rates of revenue growth have slowed and may continue to slow in future periods. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, particularly from the availability of less expensive and bundled competitive products, slowing demand for our platform, a decrease in the growth of the overall content collaboration market, a failure by us to continue capitalizing on growth opportunities, the impact of catastrophic events on economic conditions or on our current and prospective paying users, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline further, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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

Servicing our 2026 Notes and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2026 Notes or 2028 Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of notes require us to repurchase their notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

We are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the pricing of the 2026 Notes and 2028 Notes, we entered into convertible note hedge transactions with certain financial institutions or affiliates of financial institutions, which we refer to as the “option counterparties,” and we will be subject to the risk that one or more of such option counterparties may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our Class A common stock and in the volatility of the market price of our Class A common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had $697.7 million of federal, $292.8 million of state, and $430.5 million of foreign net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $71.8 million will begin to expire in 2032 and $625.9 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. As of December 31, 2020, we had research credit carryforwards of $207.9 million and $113.8 million for federal and state income tax purposes. The federal credit carryforward will begin to expire in 2027. The state research credits have no expiration date. The Company also had $2.1 million of state enterprise zone credit carryforwards, which will begin to expire in 2023. We also had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

On April 7th, 2021, the US Department of the Treasury issued the Made in America Tax Plan report. The report describes President Biden’s proposed Made in America tax plan, part of the newly announced American Jobs Plan, the goal of which is to make American companies and workers more competitive by eliminating incentives to offshore investment, substantially reducing profit shifting, countering tax competition on corporate rates, and providing tax preferences for clean energy production. The proposals in the Made in America tax plan include, but are not limited to, (1) raising the US corporate income tax rate from 21% to 28%, (2) strengthening the global minimum tax for U.S. multinational corporations, (3) reducing incentives for foreign jurisdictions to maintain ultra-low corporate tax rates by encouraging global adoption of robust minimum taxes, and (4) enacting a 15% minimum tax on book income of large companies that report high profits, but have little taxable income. If enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

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

On June 7, 2019, a judicial panel of the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner that would require related parties in an intercompany cost-sharing arrangement to share expenses related to stock-based compensation. On July 22, 2019, the taxpayer requested an en banc rehearing before the full Ninth Circuit Court of Appeals and the request was denied on November 12, 2019. On February 10, 2020, the taxpayer filed a petition for writ of certiorari to the U.S. Supreme Court, which was denied on June 22, 2020. Accordingly, we have included stock-based compensation in our cost-sharing agreements and, as a result, we recognized additional state tax expenses in fiscal year 2020 for some jurisdictions, which did not have sufficient net operating losses to offset the state income. There was no material impact on our income tax provision for the U.S. and Ireland due to our full valuation allowance.

In 2018, the European Commission (“EC”) introduced proposals addressing taxation of digital businesses operating within the European Union (“EU”) but has not reached an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the UK, Italy and France, unilaterally moved to introduce their own digital service tax. In January 2021, the EC released an Inception Impact Assessment to inform stakeholders about proposed legislative changes to the taxation of the digital economy. It is intended that the new initiative will help mitigate potential distortions and fragmentation of tax rules arising in the EU single market by designing a single set of rules which is consistent with the Digital Services Act package and the EC's digital strategy. The Organization for Economic Co-operation and Development Inclusive Framework, together with the EC proposals, will be factored into the final design of the new rules targeting taxation on digital transactions.

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

We are subject to U.S. export controls and sanctions regulations that prohibit the shipment or provision of certain products and services to certain countries, governments, and persons targeted by U.S. sanctions. While we take precautions to prevent our products and services from being exported in violation of these laws, including implementing IP address blocking, we may have experienced violations in the past and we cannot guarantee that the precautions we take will prevent future violations of export control and sanctions laws. For example, in 2017, we discovered that our platform had been accessed by certain users in apparent violation of United States sanctions regulations. We filed an Initial Voluntary Self Disclosure in October 2017 with the Office of Foreign Assets Control, or OFAC, and a Final Voluntary Self Disclosure with OFAC in February 2018. In October 2018, OFAC notified us that it had completed its review of these matters and closed its review with the issuance of a Cautionary Letter. No monetary penalties were assessed with respect to the 2018 filing. If in the future we are found to be in violation of U.S. sanctions or export control laws, it could result in substantial fines and penalties for us and for the individuals working for us, particularly in light of warning letters we previously received from OFAC.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2021, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 75.3% of the voting power of our capital stock, with Mr. Houston holding approximately 71.6% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Transactions relating to our 2026 Notes and 2028 Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our common stock.

If the 2026 Notes or the 2028 Notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of convertible notes. If we elect to deliver common stock upon conversion of the 2026 Notes or the 2028 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2026 Notes or the 2028 Notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the 2026 Notes or 2028 Notes into shares of our Class A common stock could depress the price of our Class A common stock.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock and in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to increase the pace of our share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service or result in unexpected increases in our costs. Further, outbreaks of pandemic diseases, such as COVID-19, or the fear of such events, have resulted in responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. As a result, we are conducting business with substantial modifications, including modifications to employee travel and employee work locations. These modifications may disrupt important business operations, such as our product development and sales and marketing activities, and the productivity of our employees.

Additionally, our U.S. headquarters and some of the datacenters we utilize are located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired, we could lose critical data and we may be subject to increased costs. If we are unable to develop adequate plans to mitigate the impact of a disaster or to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition, and reputation would be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2021.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	4.56	$22.38	4.56	$100.38
February 1 - 28	11.94(3)	$23.23	11.74	$1,027.77
March 1 - 31	2.30	$24.92	2.30	$970.40
Total	18.80	$23.23	18.60

(1) On February 20, 2020, we announced that our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company's outstanding shares of Class A common stock. On February 18, 2021, we announced that our Board of Directors authorized the repurchase of an additional $1 billion of the outstanding shares of our Class A common stock. We completed the February 2020 authorization of $600 million during the three months ended March 31, 2021 and continued stock repurchases under the February 2021 authorization. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' (Deficit) Equity" of this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

(3) Includes 203,654 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements and 8.6 million shares of our Class A common stock repurchased in conjunction with the issuance of the Notes, which was outside of our stock repurchase program.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

4.1	Indenture, date February 26, 2021, between the Registrant and U.S. Bank National Association (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.2	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.3	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.1).	8-K	001-38434	4.3	February 26, 2021

4.4	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.2).	8-K	001-38434	4.4	February 26, 2021

10.1	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule 1 thereto.	8-K	001-38434	10.1	February 26, 2021

10.2	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.3	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.4	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.5	Form of 2028 Warrant Confirmation	8-K	001-38434	10.5	February 26, 2021

10.6	Third Amendment and Restatement Agreement to the Revolving Credit and Guaranty Agreement, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 23, 2021.	8-K	001-38434	10.6	February 26, 2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 7, 2021	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2021	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)