Form 10-Q
period 2021-06-30
DROPBOX, INC.
filed 2021-08-06
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or
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

As of August 2, 2021, there were 315,320,393 shares of the registrants’ Class A common stock outstanding (which includes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,615,519 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 83,145,237 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$885.3	$314.9
Short-term investments	1,058.9	806.4
Trade and other receivables, net	52.2	43.4
Prepaid expenses and other current assets	70.9	62.8
Total current assets	2,067.3	1,227.5
Property and equipment, net	342.9	338.7
Operating lease right-of-use asset	437.6	470.5
Intangible assets, net	48.9	33.5
Goodwill	346.8	236.9
Other assets	84.6	80.1
Total assets	$3,328.1	$2,387.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$31.6	$18.7
Accrued and other current liabilities	158.7	156.7
Accrued compensation and benefits	76.4	113.6
Operating lease liability	86.9	88.7
Finance lease obligation	113.9	99.6
Deferred revenue	657.5	610.5
Total current liabilities	1,125.0	1,087.8
Operating lease liability, non-current	723.4	759.6
Finance lease obligation, non-current	174.0	171.6
Convertible senior notes, net, non-current	1,368.4	—
Other non-current liabilities	32.1	34.4
Total liabilities	3,422.9	2,053.4
Commitments and contingencies (Note 10)
Stockholders' (deficit) equity:
Additional paid-in-capital	2,446.9	2,564.3
Accumulated deficit	(2,547.5)	(2,241.4)
Accumulated other comprehensive income	5.8	10.9
Total stockholders' (deficit) equity	(94.8)	333.8
Total liabilities and stockholders' (deficit) equity	$3,328.1	$2,387.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue	$530.6	$467.4	$1,042.2	$922.4
Cost of revenue(1)	107.1	102.5	216.4	205.6
Gross profit	423.5	364.9	825.8	716.8
Operating expenses(1)
Research and development	185.5	185.8	366.7	367.6
Sales and marketing	100.8	102.8	203.5	207.1
General and administrative	52.8	63.5	111.4	102.5
Impairment related to real estate assets	—	—	17.3	—
Total operating expenses	339.1	352.1	698.9	677.2
Income from operations	84.4	12.8	126.9	39.6
Interest income (expense), net	(0.9)	0.1	(2.1)	2.5
Other income, net	7.5	9.0	12.6	19.6
Income before income taxes	91.0	21.9	137.4	61.7
Provision for income taxes	(3.0)	(4.4)	(1.8)	(4.9)
Net income	$88.0	$17.5	$135.6	$56.8
Net income per share-basic and diluted:
Basic net income per share	$0.23	$0.04	$0.34	$0.14
Diluted net income per share	$0.22	$0.04	$0.34	$0.14
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	388.4	414.1	393.3	415.7
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	397.0	420.5	401.2	419.7
(1) Includes stock-based compensation as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cost of revenue	$5.9	$4.5	$11.3	$8.0
Research and development	49.5	47.0	93.0	84.2
Sales and marketing	6.2	9.5	13.1	16.2
General and administrative(2)	12.3	15.6	24.4	8.0

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

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income	$88.0	$17.5	$135.6	$56.8
Other comprehensive income (loss):
Change in foreign currency translation adjustments	1.1	2.9	(0.7)	(0.3)
Change in net unrealized gains and losses on short-term investments	0.1	6.0	(4.4)	4.4
Total other comprehensive income (loss)	$1.2	$8.9	$(5.1)	$4.1
Comprehensive income	$89.2	$26.4	$130.5	$60.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In millions)
(Unaudited)

	Three Months Ended June 30, 2021						Three Months Ended June 30, 2020
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' (deficit) equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	389.8	$—	$2,420.2	$(2,507.8)	$4.6	$(83.0)	415.1	$—	$2,528.5	$(1,726.6)	$(1.5)	$800.4
Release of restricted stock units and awards	3.1	—	—	—	—	—	3.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.0)	—	(8.1)	(18.8)	—	(26.9)	(1.2)	—	(11.0)	(14.1)	—	(25.1)
Repurchases of common stock	(5.5)	—	(41.9)	(108.9)	—	(150.8)	(3.7)	—	(34.6)	(41.2)	—	(75.8)
Exercise of stock options and awards	0.1	—	2.6	—	—	2.6	0.2	—	0.9	—	—	0.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.2	—	—	0.2						—
Stock-based compensation	—	—	73.9	—	—	73.9	—	—	76.6	—	—	76.6
Other comprehensive income	—	—	—	—	1.2	1.2	—	—	—	—	8.9	8.9
Net income	—	—	—	88.0	—	88.0	—	—	—	17.5	—	17.5
Balances at end of period	386.5	$—	$2,446.9	$(2,547.5)	$5.8	$(94.8)	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4

	Six Months Ended June 30, 2021						Six Months Ended June 30, 2020
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' (deficit) equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	6.9	—	—	—	—	—	6.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(2.5)	—	(19.3)	(43.4)	—	(62.7)	(2.2)	—	(20.3)	(23.7)	—	(44.0)
Repurchases of common stock	(24.1)	—	(184.4)	(398.3)	—	(582.7)	(7.4)	—	(68.5)	(71.3)	—	(139.8)
Exercise of stock options and awards	0.5	—	5.5	—	—	5.5	0.3	—	1.5	—	—	1.5
Assumed stock options in connection with acquisition	—	—	1.2	—	—	1.2	—	—	—	—	—	—
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	(265.3)	—	—	(265.3)	—	—	—	—	—	—
Sale of warrants in connection with issuance of convertible senior notes	—	—	202.9	—	—	202.9	—	—	—	—	—	—
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.2	—	—	0.2						—
Stock-based compensation	—	—	141.8	—	—	141.8	—	—	116.4	—	—	116.4
Other comprehensive income (loss)	—	—	—	—	(5.1)	(5.1)	—	—	—	—	4.1	4.1
Net income	—	—	—	135.6	—	135.6	—	—	—	56.8	—	56.8
Balances at end of period	386.5	$—	$2,446.9	$(2,547.5)	$5.8	$(94.8)	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flow from operating activities
Net income	$135.6	$56.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71.5	79.6
Stock-based compensation	141.8	116.4
Impairment related to real estate assets	17.3	—
Amortization of debt issuance costs	1.7	0.3
Net gains on equity investments	—	(17.5)
Amortization of deferred commissions	15.4	10.8
Other	(6.2)	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables, net	(8.6)	(8.8)
Prepaid expenses and other current assets	(23.8)	(22.4)
Other assets	39.1	32.8
Accounts payable	12.2	(12.8)
Accrued and other current liabilities	(8.3)	(24.7)
Accrued compensation and benefits	(37.6)	(30.3)
Deferred revenue	44.4	28.7
Other non-current liabilities	(60.5)	(26.2)
Tenant improvement allowance reimbursement	1.6	16.6
Net cash provided by operating activities	335.6	199.2
Cash flow from investing activities
Capital expenditures	(10.8)	(53.9)
Business combinations, net of cash acquired	(125.4)	—
Purchases of short-term investments	(693.7)	(429.2)
Proceeds from sales of short-term investments	171.2	145.3
Proceeds from maturities of short-term investments	264.0	138.9
Other	17.5	9.3
Net cash used in investing activities	(377.2)	(189.6)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	1,389.1	—
Purchases of convertible note hedge in connection with issuance of convertible senior notes	(265.3)	—
Proceeds from sale of warrants in connection with issuance of convertible senior notes	202.9	—
Payments of debt issuance costs	(23.7)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(62.7)	(44.0)
Proceeds from issuance of common stock, net of taxes withheld	5.5	1.5
Principal payments on finance lease obligations	(50.7)	(43.4)
Common stock repurchases	(582.7)	(139.8)
Other	—	(0.5)
Net cash provided by (used in) financing activities	612.4	(226.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)
Change in cash and cash equivalents	570.4	(217.2)
Cash and cash equivalents - beginning of period	314.9	551.3
Cash and cash equivalents - end of period	$885.3	$334.1

Supplemental cash flow data:
Property and equipment acquired under finance leases	$67.3	$64.4

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

Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States of America generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of Dropbox and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $0.4 million and $0.6 million during the three

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

and six months ended June 30, 2021, respectively, and net foreign currency transaction gains of $1.2 million and losses of $0.1 million during the three and six months ended June 30, 2020, respectively.

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

The Company recognized $298.2 million and $463.2 million of revenue during the three and six months ended June 30, 2021, respectively, and recognized $267.1 million and $421.2 million of revenue during the three and six months ended June 30, 2020, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2021, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $715.0 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units ("RSUs") to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The RSUs granted by the Company under the Dropbox Equity Incentive Plans have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company recognizes compensation expense associated with RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur. As of June 30, 2021, the Company had RSUs and restricted stock awards ("RSAs") granted to certain executives outstanding under the Dropbox Equity Incentive Plans.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The fair values of the common stock underlying the RSUs granted in periods prior to the date of the Company's initial public offering ("IPO") were determined by the Board of Directors, with input from management and contemporaneous third-party valuations, which were performed at least quarterly. For valuations after the Company's IPO, the Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2021.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

One distribution partner accounted for 47% of total trade and other receivables, net as of June 30, 2021. Two distribution partners accounted for 11% and 28% of total trade and other receivables, net as of December 31, 2020. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $4.9 million and $9.8 million during the three and six months ended June 30, 2021, respectively, and $11.2 million and $19.0 million during the three and six months ended June 30, 2020, respectively.

Deferred commissions, net included in prepaid and other current assets were $27.7 million and $26.7 million as of June 30, 2021 and December 31, 2020, respectively. Deferred commissions, net included in other assets were $40.7 million and $47.3 million as of June 30, 2021 and December 31, 2020, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal commissions are typically amortized over one year. Amortized costs were $7.7 million and $15.4 million for the three and six months ended June 30, 2021, respectively, $5.7 million and $10.8 million for the three and six months ended June 30, 2020. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no material impairment loss in relation to the deferred costs during the three and six months ended June 30, 2021.

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

Lease obligations
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

Although the Company believes that it has adequately reserved for its uncertain tax positions, it can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit, and effective settlement of audit issues.

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

The Company early adopted this guidance as of January 1, 2021 using the modified retrospective approach. The adoption of the guidance did not have an impact on the Company’s financial statement as of the adoption date. As further discussed in Note 8 "Debt", the Company issued certain convertible senior notes and entered into certain contracts in the Company’s own equity during the six months ended June 30, 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the convertible senior notes was calculated based on the if-converted method, as further described in Note 13 "Net Income Per Share" for further information.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2021 and December 31, 2020 consisted of the following:

	As of June 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$70.5	$—	$—	$70.5
Cash equivalents
Money market funds	790.1	—	—	790.1
Commercial paper	21.1	—	—	21.1
Certificates of deposit	3.6	—	—	3.6
Total cash & cash equivalents	$885.3	$—	$—	$885.3
Short-term investments
Corporate notes and obligations	467.2	1.3	(0.5)	468.0
U.S. Treasury securities	229.4	0.2	(1.1)	228.5
Asset backed securities	119.0	0.3	(0.2)	119.1
Commercial paper	77.5	—	—	77.5
Municipal securities	62.9	0.1	(0.2)	62.8
Certificates of deposit	53.1	—	—	53.1
Foreign government obligations	18.4	—	—	18.4
Supranational Securities	17.0	—	—	17.0
U.S. agency obligations	14.6	—	(0.1)	14.5
Total short-term investments	1,059.1	1.9	(2.1)	1,058.9
Total	$1,944.4	$1.9	$(2.1)	$1,944.2

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $10.7 million and $9.8 million as of June 30, 2021 and December 31, 2020, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2021 and December 31, 2020.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2021:

	As of June 30, 2021
	Amortized cost	Estimated fair value

Due within one year	$295.4	$296.1
Due between one to three years	500.9	501.3
Due after three years	262.8	261.5
Total	$1,059.1	$1,058.9

The Company had 232 short-term investments in unrealized loss positions as of June 30, 2021. There were no material unrealized losses from short-term investments and no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2021.

As of June 30, 2021, the Company’s short-term investments portfolio consisted of nine security types, six of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $2.1 million as of June 30, 2021. Unrealized losses on short-term investments have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $1.9 million and $3.8 million during the three and six months ended June 30, 2021, respectively, and $2.7 million and $7.8 million during the three and six months ended June 30, 2020.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$790.1	$—	$—	$790.1
Commercial paper	—	21.1	—	21.1
Certificates of deposit	—	3.6	—	3.6
Total cash equivalents	$790.1	$24.7	$—	$814.8
Short-term investments
Corporate notes and obligations	—	468.0	—	468.0
U.S. Treasury securities	—	228.5	—	228.5
Asset backed securities	—	119.1	—	119.1
Commercial paper	—	77.5	—	77.5
Municipal securities	—	62.8	—	62.8
Certificates of deposit	—	53.1	—	53.1
Foreign government obligations	—	18.4	—	18.4
Supranational Securities	—	17.0	—	17.0
U.S. agency obligations	—	14.5	—	14.5
Total short-term investments	—	1,058.9	—	1,058.9
Total	$790.1	$1,083.6	$—	$1,873.7

The Company has an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investments had a carrying value of $5.6 million and was categorized as Level 3 as of June 30, 2021 and December 31, 2020.

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

The Company has $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of June 30, 2021. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of June 30, 2021 was approximately $745.8 million and $763.4 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Data center and other computer equipment	$656.4	$652.7
Furniture and fixtures	18.6	19.9
Leasehold improvements	96.8	96.9
Construction in progress	21.9	21.0
Total property and equipment	793.7	790.5
Accumulated depreciation and amortization	(450.8)	(451.8)
Property and equipment, net	$342.9	$338.7

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2021 and December 31, 2020, respectively, included a total of $452.9 million and $395.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $202.9 million and $156.6 million as of June 30, 2021 and December 31, 2020, respectively.

Construction in progress includes costs primarily related to construction of leasehold improvements for office spaces and data centers.

Depreciation expense related to property and equipment was $32.7 million and $64.2 million for the three and six months ended June 30, 2021, respectively, and $36.5 million and $72.5 million for the three and six months ended June 30, 2020, respectively.
Note 5.Business Combinations

2021 Business Combination

On March 22, 2021, the Company acquired all outstanding stock of DocSend, a secure document sharing and analytics company. The combination of Dropbox, HelloSign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results. The results of DocSend's operations have been included in the Company’s consolidated results of operations since the date of acquisition and were immaterial for the periods presented.

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to ongoing employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $4.0 million and $8.0 million paid during the three and six months ended June 30, 2021. The remaining balance of $12.1 million will be paid evenly in quarterly installments over the remaining required service period.

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
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years) As of June 30,
	2021	2020	2021
Developed technology	$37.5	$26.0	3.7
Customer relationships	28.6	20.5	3.8
Patents	14.8	12.8	6.2
Software	9.0	9.0	0.8
Trademarks and trade names	5.6	4.6	3.1
Licenses	4.6	4.6	—
Assembled workforce in asset acquisitions	3.0	3.0	—
Other	0.8	0.8	4.2
Total intangibles	103.9	81.3
Accumulated amortization	(55.0)	(47.8)
Intangible assets, net	$48.9	$33.5
Amortization expense was $4.1 million and $7.2 million for the three and six months ended June 30, 2021, respectively, and $3.5 million and $7.0 million for the three and six months ended June 30, 2020, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of June 30, 2021 is as follows:

Remaining six months of Fiscal 2021	$7.9
2022	12.8
2023	12.2
2024	7.9
2025	6.0
Thereafter	2.1
Total	$48.9

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2020	$236.9
DocSend acquisition	110.1
Effect of foreign currency translation	(0.2)
Balance at June 30, 2021	$346.8

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2021 and December 31, 2020.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2021 and December 31, 2020, respectively.

The Company had an aggregate of $52.4 million of letters of credit outstanding under the revolving credit facility as of June 30, 2021, and the Company’s total available borrowing capacity under the revolving credit facility was $447.6 million as of June 30, 2021. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with this reporting obligations from the issuance date through June 30, 2021. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of June 30, 2021.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of June 30, 2021. In addition, during the three and six months ended June 30, 2021, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the three and six months ended June 30, 2021.

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

The following is a summary of the Company’s convertible senior notes as of June 30, 2021.

	2026 Notes	2028 Notes	Total
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(10.3)	(10.4)	(20.7)
Carrying value, net	685.5	682.9	1,368.4

During the three months ended June 30, 2021, the Company recognized $0.6 million and $0.3 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the six months ended June 30, 2021, the Company recognized $0.8 million and $0.5 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of June 30, 2021.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
July 1, 2021 through December 31, 2021	$—
2022	—
2023	—
2024	—
2025	—
2026	695.8
Thereafter	693.3
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of June 30, 2021, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of June 30, 2021, the Company’s Class common stock price was below the exercise price of the Warrants.

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

Note 9.Leases

The Company has operating leases for corporate offices and data centers, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of 1 year to 15 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 12 years. Sublease income, which is recorded as a reduction of rental expense, was $4.0 million and $7.9 million during the three and six months ended June 30, 2021, respectively, and $1.7 million and $3.5 million during the three and six months ended June 30, 2020, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2021 (excluding the six months ended June 30, 2021)	$60.8	$65.0
2022	118.5	110.4
2023	102.7	77.3
2024	92.0	42.2
2025	86.9	5.0
Thereafter	566.2	—
Total future minimum lease payments	1,027.1	299.9
Less imputed interest	(208.8)	(12.0)
Less tenant improvement receivables	(8.0)	—
Total liability	$810.3	$287.9
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and data centers where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of June 30, 2021 were as follows:

Year ending December 31,	Operating leases
2021 (excluding the six months ended June 30, 2021)	$8.5
2022	20.9
2023	12.3
2024	11.5
2025	11.0
Thereafter	67.5
Total future sublease rent payments	131.7
Less sub-tenant incentive	(10.5)
Total future sublease rent payments, net	$121.2

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its corporate headquarters. The Company took possession of three phases of the space between June 2018 and December 2019, and began to recognize lease costs and lease obligations, net of tenant improvement reimbursements related to the space. The

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Company's total expected minimum obligations for all three phases of the lease are $842.9 million, which exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. During the second quarter, the Company did not collect any tenant improvement reimbursements. The Company does not expect to collect further tenant improvement reimbursements through the remainder of the lease.

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

The Company did not record impairment during the three months ended June 30, 2021 and recorded total impairment of $17.3 million for right-of-use and other lease related assets during the six months ended June 30, 2021. The Company did not record impairment during the three and six months ended June 30, 2020.

As of June 30, 2021, the Company had commitments of $108.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 and 2022 with lease terms of up to 15 years. The Company has a sublease commitment of $16.9 million that has not yet commenced, with a sublease term of 10 years.

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

On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the court issued an order granting the Company's motion to dismiss the Federal Plaintiffs’ complaint, setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court. On July 22, 2021, the Court held a preliminary settlement approval hearing. On August 3, 2021, the Court entered an order preliminarily approving the settlement and providing for notice to the class. The Court set a hearing for final approval of the settlement on December 2, 2021.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2021	December 31, 2020

Non-income taxes payable	$81.6	$85.9
Accrued legal and other external fees	28.2	23.4
Other accrued and current liabilities	48.9	47.4
Total accrued and other current liabilities	$158.7	$156.7

Note 12.Stockholders’ (Deficit) Equity

Common stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share. Holders of Class B common stock voluntarily converted 0.3 million shares into an equivalent number of shares of Class A common stock during the six months ended June 30, 2021, and 53.5 million and 63.4 million during the three and six months ended June 30, 2020.

As of June 30, 2021, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. As of June 30, 2021, 303.4 million shares of Class A common stock, 83.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2020, 322.3 million shares of Class A common stock, 83.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2021 and December 31, 2020 excludes unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 10.3 million unvested restricted stock awards granted to one of the Company's co-founders as of June 30, 2021 and December 31, 2020, respectively. See "Co-Founder Grants" section below for further details.

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

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. In February 2021, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2020 stock repurchase program of up to $600 million during the six months ended June 30, 2021. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and six months ended June 30, 2021, the Company repurchased and subsequently retired 5.5 million and 24.1 million shares of its Class A common stock for an aggregate amount of $150.8 million and $582.7 million, respectively. This includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. During the three and six months ended June 30, 2020, the Company repurchased and subsequently retired 3.7 million and 7.4 million of its Class A common stock for an aggregate amount of $75.8 million and $139.8 million, respectively.

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

As of June 30, 2021, there were 31.7 million stock-based awards issued and outstanding and 96.2 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2021:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of Plan shares outstanding	Weighted- average grant date fair value per share

Balance at December 31, 2020	78.5	1.3	$13.73	5.7	$11.35	31.9	$19.79
Additional shares authorized	20.3	—	—	—	—	—	—
Stock options assumed (1)	0.4	0.4	$2.17			—	—
Options exercised and restricted stock units and awards released	—	(0.5)	10.03	—	—	(6.9)	20.43
Options and restricted stock units and awards canceled	7.2	(0.1)	14.91	—	—	(7.1)	20.44
Shares withheld related to net share settlement of restricted stock units and awards	2.5	—	—	—	—	—	20.36
Options and restricted stock units and awards granted	(12.6)	—	—	—	—	12.6	25.63
Balance as of June 30, 2021(2)	96.3	1.1	$11.39	6.1	$18.97	30.5	$21.90
Vested at June 30, 2021		0.6	$18.79	4.5	$6.00	—	$—
Unvested at June 30, 2021		0.5	$3.54		$12.97	30.5	$21.90

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

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Intrinsic value of options exercised	$4.0	$3.0	$8.7	$4.8

As of June 30, 2021, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $665.7 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of June 30, 2021.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $3.6 million and $7.2 million during the three and six months ended June 30, 2021, respectively and $6.1 million and $12.2 million during the three and six months ended June 30, 2020. As of June 30, 2021, unamortized stock-based compensation expense related to the Co-Founder Grants was $28.5 million.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator
Net income attributable to common stockholders	$69.1	$18.8	$11.9	$5.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	305.3	83.2	281.5	132.7
Net income per common share, basic	$0.23	$0.23	$0.04	$0.04
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$69.1	$18.8	$11.9	$5.6
Reallocation of net income as a result of conversion of Class B to Class A common stock	18.8	—	5.6	—
Reallocation of net income to Class B common stock	—	(0.4)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$87.9	$18.4	$17.5	$5.5
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	305.3	83.2	281.5	132.7
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	8.5	0.1	6.0	0.3
Conversion of Class B to Class A common stock	83.2	—	132.7	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	397.0	83.3	420.2	133.0
Net income per common share, diluted	$0.22	$0.22	$0.04	$0.04

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six Months Ended June 30,		Six Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator
Net income attributable to common stockholders	$106.9	$28.7	$37.0	$19.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	310.0	83.3	270.7	145.0
Net income per common share, basic	$0.34	$0.34	$0.14	$0.14
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$106.9	$28.7	$37.0	$19.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	28.7	—	19.8	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$135.6	$28.2	$56.8	$19.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	310.0	83.3	270.7	145.0
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	7.9	0.1	3.6	0.3
Conversion of Class B to Class A common stock	83.3	—	145.0	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	401.2	83.4	419.3	145.3
Net income per common share, diluted	$0.34	$0.34	$0.14	$0.14

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Restricted stock units and awards	0.2	9.4	4.9	11.1
Options to purchase shares of common stock	0.1	0.8	0.3	0.9
Co-Founder Grants	10.3	10.3	10.3	12.2
Convertible Senior Notes	37.8	—	26.0	—
Warrants	37.8	—	26.0	—
Total	86.2	20.5	67.5	24.2

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was an expense of $3.0 million and $1.8 million for the three and six months ended June 30, 2021, respectively, and an expense $4.4 million and $4.9 million for the three and six months ended June 30, 2020, respectively. Provision for income taxes decreased during the six months ended June 30, 2021 primarily due to tax benefits from the DocSend acquisition and a decrease in state taxes.

The income tax expense for the three and six months ended June 30, 2021 was primarily attributable to foreign and state income taxes.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2021, the Company continues to maintain valuation allowances on all of its deferred tax assets in the U.S. and Ireland and on a portion of its deferred tax assets in one of its foreign jurisdictions.

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

Unrecognized tax benefits increased by approximately $4.5 million and $8.6 million for the three and six months ended June 30, 2021, of which $1.5 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.8 million for the three and six months ended June 30, 2021 due to a statute of limitations lapse related to prior period tax positions.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2021	December 31, 2020

United States	$339.1	$334.2
International (1)	3.8	4.5
Total property and equipment, net	$342.9	$338.7

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2021 and December 31, 2020.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

United States	$277.3	$244.6	$544.6	$480.2
International (1)	253.3	222.8	497.6	442.2
Total revenue	$530.6	$467.4	$1,042.2	$922.4

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2021 and 2020, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 16.14 million paying users.

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

COVID-19 update

Although we did not experience material adverse impacts to our financial condition and results of operations during the three and six months ended June 30, 2021 as a result of the COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations, as described below. However, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. Accordingly, the full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

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

Virtual First

Furthermore, the effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 to shift to a new Virtual First work model pursuant to which remote work will become the primary experience for all of our employees. As a result, we intend for our workforce to become more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which will be known as "Dropbox Studios". Consistent with this strategy, we will retain a portion of our office space and a portion will be marketed for sublease. We engaged a third party to estimate the fair value of the office space to be subleased based on current market conditions and where the carrying value of the individual asset groups exceeded the fair value, an impairment charge was recognized for the difference. We recorded an impairment charge of $17.3 million during the six months ended June 30, 2021 related to the continued adoption of Virtual First, including impairment related to real estate assets acquired as part of our acquisition of DocSend. We recorded an impairment charge of $398.2 million in the year ended December 31, 2020. See Note 9 "Leases" for additional information. We expect to incur additional charges related to certain European leases. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas, including reductions in facilities related costs and depreciation expense due to the impairment charges related to the continued adoption of Virtual First.

We seek to manage the implementation of this new work model carefully and we believe this model will help us reap the benefits of remote work, while maintaining a meaningful in-person experience. However, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, increased employee satisfaction or increased productivity. In addition, given that we have a limited history of operating with a Virtual First workforce, the long-term impact on our financial results and business operations is uncertain. Please see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks we currently face, including risks related to the COVID-19 pandemic and our shift to a Virtual First work model.

Reduction in Force

On January 13, 2021, we announced a reduction of our global workforce by approximately 11% to streamline our team structure in support of our business priorities. As a result, during the six months ended June 30, 2021, we incurred $13.7 million of expenses related to severance, benefits, and other related items. We do not expect to incur additional expenses of any significance related to our reduction in force in future periods.

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

	As of
	June 30, 2021	December 31, 2020	June 30, 2020

	(In millions)
Total ARR	$2,166	$2,022	$1,931

	As of
Constant Currency	June 30, 2021	December 31, 2020	June 30, 2020

	(In millions)
Total ARR	$2,166	$2,052	$1,957

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

The below table sets forth the number of paying users as of June 30, 2021, December 31, 2020, and June 30, 2020.

	As of
	June 30, 2021	December 31, 2020	June 30, 2020

	(In millions)
Paying users	16.14	15.48	14.96

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

We experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020 primarily due to an increased mix of sales toward our higher-priced subscription plans, and to a lesser extent, the continued impact of an increase in price for existing users on our Dropbox Plus plan as a result of our repackaging initiative in the second quarter of 2019.

The below table sets forth our ARPU for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

ARPU	$133.15	$126.88	$132.94	$126.41

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

Our FCF increased for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and a decrease in capital expenditures as a result of decreased spend on office build-outs.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Net cash provided by operating activities	335.6	199.2
Capital expenditures	(10.8)	(53.9)
Free cash flow	$324.8	$145.3

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

We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and will generally decrease as a percentage of revenue.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Revenue	$530.6	$467.4	$1,042.2	$922.4
Cost of revenue(1)	107.1	102.5	216.4	205.6
Gross profit	423.5	364.9	825.8	716.8
Operating expenses(1):
Research and development	185.5	185.8	366.7	367.6
Sales and marketing	100.8	102.8	203.5	207.1
General and administrative	52.8	63.5	111.4	102.5
Impairment related to real estate assets	—	—	17.3	—
Total operating expenses	339.1	352.1	698.9	677.2
Income from operations	84.4	12.8	126.9	39.6
Interest income (expense), net	(0.9)	0.1	(2.1)	2.5
Other income, net	7.5	9.0	12.6	19.6
Income before income taxes	91.0	21.9	137.4	61.7
Provision for income taxes	(3.0)	(4.4)	(1.8)	(4.9)
Net income	$88.0	$17.5	$135.6	$56.8

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(In millions)
Cost of revenue	$5.9	$4.5	$11.3	$8.0
Research and development	49.5	47.0	93.0	84.2
Sales and marketing	6.2	9.5	13.1	16.2
General and administrative(2)	12.3	15.6	24.4	8.0
Total stock-based compensation	$73.9	$76.6	$141.8	$116.4

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	20	22	21	22
Gross profit	80	78	79	78
Operating expenses(1):
Research and development	35	40	35	40
Sales and marketing	19	22	20	22
General and administrative	10	14	11	11
Impairment related to real estate assets	—	—	2	—
Total operating expenses	64	75	68	73
Income from operations	16	3	12	4
Interest income (expense), net	—	—	—	—
Other income, net	1	2	1	2
Income before income taxes	17	5	13	7
Provision for income taxes	(1)	(1)	—	(1)
Net income	16%	4%	13%	6%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(As a % of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	9	10	9	9
Sales and marketing	1	2	1	2
General and administrative(2)	2	3	2	1
Total stock-based compensation	13%	16%	13%	13%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

Comparison of the three months ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$530.6	$467.4	$63.2	13.5%

Revenue increased $63.2 million or 13.5% during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in revenue was driven primarily by an increase in paying users and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$107.1	$102.5	$4.6	4.5%
Gross profit	423.5	364.9	58.6	16.1%
Gross margin	80%	78%

Cost of revenue increased $4.6 million or 4.5% during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to increases of $2.5 million in credit card transaction fees due to higher sales, $1.0 million in employee-related costs, and $0.9 million in infrastructure costs due to an increase in depreciation expense.
Our gross margin increased during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, primarily due to a 13.5% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$185.5	$185.8	$(0.3)	(0.2)%

Research and development expenses decreased $0.3 million or 0.2% during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to a decrease of $5.5 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. This decrease was offset by increases of $4.7 million in employee-related costs and $1.1 million in software license subscriptions.

Sales and marketing

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$100.8	$102.8	$(2.0)	(1.9)%

Sales and marketing expenses decreased $2.0 million or 1.9% during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to decreases of $6.9 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $6.8 million in employee-related costs driven by a reduction in headcount including the impact of our reduction in force during the three months ended March 31, 2021. These decreases were offset by increases of $8.5 million related to brand and other marketing related expenses and professional services, $2.5 million in app store fees due to increased sales, and $0.5 million in amortization of intangible assets as a result of our acquisition of DocSend during the three months ended March 31, 2021.

General and administrative

	Three Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$52.8	$63.5	$(10.7)	(16.9)%

General and administrative expenses decreased $10.7 million or 16.9% during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to decreases of $3.9 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, $3.0 million in non-income based taxes, and $3.0 million in employee-related costs due to a reduction in headcount including the impact of our reduction in force during the three months ended March 31, 2021.

Impairment related to real estate assets

There was no impairment related to real estate assets during the three months ended June 30, 2021.

Interest income (expense), net

Interest income (expense), net decreased $1.0 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic and an increase in interest expense due to the amortization of debt issuance costs incurred as part of our convertible debt offering during the three months ended March 31, 2021.

Other income, net

Other income, net decreased $1.5 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to decreases of $6.5 million in gains related to an equity investment during the three months ended June 30, 2020 and $0.7 million in foreign currency transaction gains. These decreases were offset by $5.9 million in gains related to the disposal of infrastructure assets.

Provision for income taxes

Provision for income taxes decreased $1.4 million during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, primarily due to a decrease in state taxes.

Comparison of the six months ended June 30, 2021 and 2020

Revenue

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$1,042.2	$922.4	$119.8	13.0%

Revenue increased $119.8 million or 13.0% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in revenue was driven primarily by an increase in paying users and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$216.4	$205.6	$10.8	5.3%
Gross profit	825.8	716.8	109.0	15.2%
Gross margin	79%	78%

Cost of revenue increased $10.8 million or 5.3% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to increases of $5.1 million in employee-related costs including the impact of our reduction in force during the three months ended March 31, 2021, $3.9 million in credit card transaction fees due to higher sales, and $2.9 million in infrastructure costs. These increases were offset by a decrease of $2.3 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Our gross margin increased during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a 13.0% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$366.7	$367.6	$(0.9)	(0.2)%

Research and development expenses decreased $0.9 million or 0.2% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to a decrease of $13.5 million in allocated overhead, which includes facilities-related costs for our corporate headquarters. This decrease was offset by an increase of $12.5 million in employee-related costs including the impact of our reduction in force during the three months ended March 31, 2021.

Sales and marketing

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$203.5	$207.1	$(3.6)	(1.7)%

Sales and marketing expenses decreased $3.6 million or 1.7% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to decreases of $15.5 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $2.2 million in employee-related costs driven by a reduction in headcount including the impact of our reduction in force during the three months ended March 31, 2021. These decreases were offset by increases of $9.8 million related to brand and other marketing related expenses, $3.9 million in app store fees due to increased sales, and $0.6 million in amortization of intangible assets due to our acquisition of DocSend.

General and administrative

	Six Months Ended June 30,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$111.4	$102.5	$8.9	8.7%

General and administrative expenses increased $8.9 million or 8.7% during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to increases of $18.0 million due to employee-related costs, including $16.4 million in stock-based compensation driven by the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant during the three months ended March 31, 2020, and $1.8 million in legal fees, insurance premiums, and acquisition expenses. These increases were offset by decreases of $8.8 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $2.5 million in non-income based taxes.

Impairment related to real estate assets

Impairment related to real estate assets was $17.3 million during the six months ended June 30, 2021, due to an impairment charge as a result of our continued adoption of our Virtual First strategy, including the acquisition of DocSend.

Interest income (expense), net

Interest income (expense), net decreased $4.6 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic and an increase in interest expense due to the amortization of debt issuance costs incurred as part of our convertible debt offering during the three months ended March 31, 2021.

Other income, net

Other income, net decreased $7.0 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to $17.5 million in gains related to an equity investment during the six months ended June 30, 2020, offset by $9.8 million in gains related to the disposal of infrastructure assets.

Provision for income taxes

Provision for income taxes decreased $3.1 million during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, primarily due to tax benefits from the DocSend acquisition during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $885.3 million and short-term investments of $1,058.9 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of June 30, 2021, we had $162.0 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
Since our inception, we have financed our operations primarily through cash generated from our operations, the issuance of the Notes and equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, repurchases of our Class A common stock, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2021, we repurchased and subsequently retired 5.5 million and 24.1 million shares, respectively, of our Class A common stock for an aggregate amount of $150.8 million and $582.7 million, respectively. This includes $200.0 million to repurchase 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. We have previously announced, and executed on, our intention to increase the pace of our share repurchases under the current program, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2021.
As of June 30, 2021, we had no amounts outstanding under the revolving credit facility and an aggregate of $52.4 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $447.6 million as of June 30, 2021.
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
Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(In millions)
Net cash provided by operating activities	$335.6	$199.2
Net cash used in investing activities	(377.2)	(189.6)
Net cash provided by (used in) financing activities	612.4	(226.2)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)
Net (decrease) increase in cash and cash equivalents	$570.4	$(217.2)

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
For the six months ended June 30, 2021, net cash provided by operating activities was $335.6 million, which primarily consisted of our net income of $135.6 million, adjusted for stock-based compensation expense of $141.8 million, depreciation and amortization expenses of $71.5 million, impairment related to real estate assets of $17.3 million, and net cash outflow of $41.5 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The increase in net cash provided by operating activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to an increase in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and impairment related to real estate assets.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.

For the six months ended June 30, 2021, net cash used in investing activities was $377.2 million, which primarily related to $258.5 million in net investment activity outflows, driven by the purchases of short-term investments, net of sales and maturities and $125.4 million related to cash paid for our acquisition of DocSend.
The increase in cash used in investing activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to higher outflows related to net investment activity during the six months ended June 30, 2021, and the acquisition of DocSend, offset by the decrease in cash paid for capital expenditures during the six months ended June 30, 2021 as a result of decreased spend on office build-outs.
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
For the six months ended June 30, 2021, net cash provided by financing activities was $612.4 million, which primarily consisted of $1,303.0 million in net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction, $582.7 million for the repurchase of our common stock, $62.7 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $50.7 million in principal payments on finance lease obligations.
The increase in cash provided by financing activities during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily due to the net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction during the six months ended June 30, 2021, as well as by the increase in repurchases of our common stock during the six months ended June 30, 2021.

Contractual Obligations

Our principal commitments consist of obligations under the Notes, operating leases for office space and data center operations, and finance leases for data center and office equipment. For additional information on the Notes, operating leases for office space and data center operations, and finance leases for data center and office equipment, see Note 8 "Debt" and Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. Except for the Notes, there have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $885.3 million and short-term investments of $1,058.9 million as of June 30, 2021. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of June 30, 2021, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2021, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the six months ended June 30, 2021, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.6 million and $0.1 million in net foreign currency transaction gains and losses during the six months ended June 30, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2021 and 2020.
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
We are currently involved in four putative class action lawsuits alleging violations of the federal securities laws were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Dropbox Defendants. On October 4, 2019, two putative class action lawsuits alleging violations of the federal securities laws were filed against the Dropbox Defendants in the U.S. District Court for the Northern District of California. The six lawsuits each make the same or similar allegations of violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, our IPO registration statement. The plaintiffs seek unspecified monetary damages and other relief.
On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the federal court issued an order granting our motion to dismiss the Federal Plaintiffs’ complaint with leave to amend setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court. On July 22, 2021, the Court held a preliminary settlement approval hearing. On August 3, 2021, the Court entered an order preliminarily approving the settlement and providing for notice to the class. The Court set a hearing for final approval of the settlement on December 2, 2021.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2021, we served over 700 million registered users but only 16.14 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

In addition, we will need less office space than we are currently contractually committed to leasing and as a result, we have and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability in future periods. Furthermore, any prolonged recessionary period and industry shifts towards remote work, including as a result of the COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

Emerging and evolving cybersecurity threats such as the recently reported attack on SolarWinds pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent in our industry, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture to identify gaps, threats, and vulnerabilities. As a result, we are actively taking additional and ongoing steps to further strengthen our cybersecurity capabilities. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, we may face greater risk that an unauthorized party will obtain access to our systems, networks, or data. We may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. This risk may increase when vendors and contractors work remotely, including as part of our shift to Virtual First.

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

In addition, the datacenters that we use are vulnerable to damage or interruption from human error, intentional bad acts, security breaches and incidents, including computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and other network attacks, earthquakes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these datacenters, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Damage or interruptions to these datacenters could harm our platform and business.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and has recently intensified as a result of industry trends, particularly in the San Francisco Bay Area where our headquarters is located, and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we transition to a Virtual First workforce, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our workforce reduction in January 2021 may result in increased attrition beyond our intended reduction-in-force, reduce employee morale and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new and remote employees, our workforce reduction and higher employee turnover could significantly and adversely impact our culture, as could our transition to a Virtual First workforce.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 16.14 million as of June 30, 2021. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2020 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are not able to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

•compliance with applicable international laws, regulations, and standards including laws and regulations with respect to privacy, data protection, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our locations, including as we shift to a Virtual First and increasingly distributed workforce;

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

Compliance with laws, regulations, and standards applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws, regulations, or standards as they change. Although we have implemented policies and procedures designed to support compliance with these laws, regulations, and standards there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply. Any violations could result in regulatory investigations and enforcement actions, fines, civil and criminal penalties, damages, injunctions, restrictions on our ability to conduct business, or reputational harm. If we are unable comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

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

For example, the terms of our revolving credit and guarantee agreement, as amended, contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, create liens, engage in transactions with affiliates, merge or consolidate with other companies, or sell substantially all of our assets. We are also required to maintain certain financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance.

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

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2020, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies, including those resulting from the impact of the COVID-19 pandemic, could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

On May 28, 2021 the US Treasury released the General Explanations of the Administration's Fiscal Year 2022 Revenue Proposals, also known as the 'Green Book'. The Green Book provides detailed insights into the proposals of President Biden's American Jobs Plan and American Families Plan which was issued on April 7, 2021. The proposals in the plans include, but are not limited to, (1) raising the US corporate income tax rate from 21% to 28%, (2) reducing benefits included in the Global Intangible Low-Taxed Income (“GILTI”) regime and repealing Foreign-Derived Intangible Income (“FDII”) deductions, (3) replacing the Base Erosion and Anti-Abuse Tax (“BEAT”) with a new tax, Stopping Harmful Inversions and Ending Low Tax Developments (“SHIELD”), which disallows deductions for payments to low-taxed members, and (4) enacting a 15% minimum tax on book income of companies with income in excess of $2 billion. If enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

On June 5, 2021 the G7 Finance Ministers announced an agreement in which the participating countries committed to new taxing rights that allow countries to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”). The meeting marked an early test of whether the US position on the OECD's Inclusive Framework (“OECD IF”) “Taxation of the Digital Economy” project would provide momentum to finding a common base for agreement.

In 2018, the European Commission (“EC”) introduced proposals addressing taxation of digital businesses operating within the European Union (“EU”) but has not reached an agreement on a sales tax with a scope limited to digital advertising services. As a result, certain countries, including the UK, Italy and France, unilaterally moved to introduce their own digital service tax. In January 2021, the EC released an Inception Impact Assessment to inform stakeholders about proposed legislative changes to the taxation of the digital economy. It is intended that the new initiative will help mitigate potential distortions and fragmentation of tax rules arising in the EU single market by designing a single set of rules which is consistent with the Digital Services Act package and the EC's digital strategy. In June 2021, as part of the OECD-IF's Pillar Two, there was an agreement to support efforts through the G20/OECD-IF and provide for appropriate coordination between the application of the new international tax rules and the removal of all digital services taxes, and other similar measures, on all companies.

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

We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade paying users and attract new ones. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our policies and practices around subscriptions, billing, auto-renewal, intermediate liability, privacy, and data protection. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties or settlement expenses, which may result in harm to our business, results of operations, and brand.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2021, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 77.7% of the voting power of our capital stock, with Mr. Houston holding approximately 71.9% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2021.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	1.58	$26.59	1.58	$928.41
May 1 - 31	1.68	$25.80	1.68	$885.19
June 1 - 30	2.24	$29.29	2.24	$819.53
Total	5.50	$27.45	5.50

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	August 6, 2021	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2021	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)