Form 10-Q
period 2021-09-30
DROPBOX, INC.
filed 2021-11-05
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or
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

As of November 1, 2021, there were 309,895,627 shares of the registrants’ Class A common stock outstanding (which includes 10,333,333 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,451,415 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 82,907,722 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•our ability to retain and upgrade paying users;

•our ability to attract new users or convert registered users to paying users;

•our future financial performance, including trends in revenue, costs of revenue, gross profit or gross margin, operating expenses, paying users, annual recurring revenue, average revenue per user, free cash flow, and the assumptions underlying such trends;

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

•our ability to attract, retain, integrate, and manage key and other highly qualified personnel, as we transition to a Virtual First model with an increasingly distributed workforce;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$688.9	$314.9
Short-term investments	1,239.8	806.4
Trade and other receivables, net	40.9	43.4
Prepaid expenses and other current assets	86.7	62.8
Total current assets	2,056.3	1,227.5
Property and equipment, net	345.8	338.7
Operating lease right-of-use asset	464.8	470.5
Intangible assets, net	49.6	33.5
Goodwill	347.2	236.9
Other assets	75.4	80.1
Total assets	$3,339.1	$2,387.2
Liabilities and stockholders' (deficit) equity
Current liabilities:
Accounts payable	$23.0	$18.7
Accrued and other current liabilities	170.9	156.7
Accrued compensation and benefits	107.1	113.6
Operating lease liability	85.2	88.7
Finance lease obligation	120.9	99.6
Deferred revenue	668.0	610.5
Total current liabilities	1,175.1	1,087.8
Operating lease liability, non-current	743.6	759.6
Finance lease obligation, non-current	182.2	171.6
Convertible senior notes, net, non-current	1,369.3	—
Other non-current liabilities	31.5	34.4
Total liabilities	3,501.7	2,053.4
Commitments and contingencies (Note 10)
Stockholders' (deficit) equity:
Additional paid-in-capital	2,468.1	2,564.3
Accumulated deficit	(2,635.5)	(2,241.4)
Accumulated other comprehensive income	4.8	10.9
Total stockholders' (deficit) equity	(162.6)	333.8
Total liabilities and stockholders' (deficit) equity	$3,339.1	$2,387.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenue	$550.2	$487.4	$1,592.4	$1,409.8
Cost of revenue(1)	112.0	103.2	328.4	308.8
Gross profit	438.2	384.2	1,264.0	1,101.0
Operating expenses(1)
Research and development	187.3	183.3	554.0	550.9
Sales and marketing	115.7	105.8	319.2	312.9
General and administrative	57.9	65.1	169.3	167.6
Impairment related to real estate assets	—	—	17.3	—
Total operating expenses	360.9	354.2	1,059.8	1,031.4
Income from operations	77.3	30.0	204.2	69.6
Interest income (expense), net	(1.7)	0.1	(3.8)	2.6
Other income, net	0.5	3.5	13.1	23.1
Income before income taxes	76.1	33.6	213.5	95.3
Provision for income taxes	(0.5)	(0.9)	(2.3)	(5.8)
Net income	$75.6	$32.7	$211.2	$89.5
Net income per share-basic and diluted:
Basic net income per share	$0.20	$0.08	$0.54	$0.22
Diluted net income per share	$0.19	$0.08	$0.53	$0.21
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	385.5	414.2	390.6	415.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	398.1	419.9	400.3	419.9
(1) Includes stock-based compensation as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenue	$6.0	$4.6	$17.3	$12.6
Research and development	48.7	46.9	141.7	131.1
Sales and marketing	5.9	8.9	19.0	25.1
General and administrative(2)	12.2	15.3	36.6	23.3

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

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$75.6	$32.7	$211.2	$89.5
Other comprehensive income (loss):
Change in foreign currency translation adjustments	0.2	—	(0.5)	—
Change in net unrealized gains and losses on short-term investments	(1.2)	(0.6)	(5.6)	3.5
Total other comprehensive income (loss)	$(1.0)	$(0.6)	$(6.1)	$3.5
Comprehensive income	$74.6	$32.1	$205.1	$93.0

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In millions)
(Unaudited)

	Three Months Ended September 30, 2021						Three Months Ended September 30, 2020
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' (deficit) equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	386.5	$—	$2,446.9	$(2,547.5)	$5.8	$(94.8)	413.8	$—	$2,560.4	$(1,764.4)	$7.4	$803.4
Release of restricted stock units and awards	3.1	—	—	—	—	—	3.3	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.1)	—	(8.3)	(27.2)	—	(35.5)	(1.1)	—	(10.6)	(11.9)	—	(22.5)
Repurchases of common stock	(5.8)	—	(44.6)	(136.4)	—	(181.0)	(1.8)	—	(16.8)	(20.7)	—	(37.5)
Exercise of stock options and awards	0.1	—	1.1	—	—	1.1	0.1	—	0.1	—	—	0.1
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.2	—	—	0.2	—	—	—	—	—	—
Stock-based compensation	—	—	72.8	—	—	72.8	—	—	75.7	—	—	75.7
Other comprehensive loss	—	—	—	—	(1.0)	(1.0)	—	—	—	—	(0.6)	(0.6)
Net income	—	—	—	75.6	—	75.6	—	—	—	32.7	—	32.7
Balances at end of period	382.8	$—	$2,468.1	$(2,635.5)	$4.8	$(162.6)	414.3	$—	$2,608.8	$(1,764.3)	$6.8	$851.3

	Nine Months Ended September 30, 2021						Nine Months Ended September 30, 2020
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' (deficit) equity	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount					Shares	Amount
Balances at beginning of period	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	10.0	—	—	—	—	—	9.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(3.6)	—	(27.6)	(70.6)	—	(98.2)	(3.3)	—	(31.0)	(35.5)	—	(66.5)
Repurchases of common stock	(29.9)	—	(229.0)	(534.7)	—	(763.7)	(9.2)	—	(85.2)	(92.1)	—	(177.3)
Exercise of stock options and awards	0.6	—	6.6	—	—	6.6	0.4	—	1.6	—	—	1.6
Assumed stock options in connection with acquisition	—	—	1.2	—	—	1.2	—	—	—	—	—	—
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	(265.3)	—	—	(265.3)	—	—	—	—	—	—
Sale of warrants in connection with issuance of convertible senior notes	—	—	202.9	—	—	202.9	—	—	—	—	—	—
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.4	—	—	0.4	—	—	—	—	—	—
Stock-based compensation	—	—	214.6	—	—	214.6	—	—	192.1	—	—	192.1
Other comprehensive income (loss)	—	—	—	—	(6.1)	(6.1)	—	—	—	—	3.5	3.5
Net income	—	—	—	211.2	—	211.2	—	—	—	89.5	—	89.5
Balances at end of period	382.8	$—	$2,468.1	$(2,635.5)	$4.8	$(162.6)	414.3	$—	$2,608.8	$(1,764.3)	$6.8	$851.3

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flow from operating activities
Net income	$211.2	$89.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.3	120.5
Stock-based compensation	214.6	192.1
Impairment related to real estate assets	17.3	—
Amortization of debt issuance costs	2.8	0.4
Net gains on equity investments	—	(17.5)
Amortization of deferred commissions	23.6	17.5
Other	(5.5)	(0.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	2.6	(12.9)
Prepaid expenses and other current assets	(47.8)	(24.0)
Other assets	66.0	55.0
Accounts payable	4.7	(8.9)
Accrued and other current liabilities	2.8	(22.7)
Accrued compensation and benefits	(6.8)	(8.1)
Deferred revenue	56.6	43.4
Other non-current liabilities	(88.1)	(42.6)
Tenant improvement allowance reimbursement	2.8	19.3
Net cash provided by operating activities	567.1	400.1
Cash flow from investing activities
Capital expenditures	(20.8)	(67.8)
Business combinations, net of cash acquired	(125.3)	—
Purchases of short-term investments	(1,060.6)	(541.1)
Proceeds from sales of short-term investments	270.3	183.0
Proceeds from maturities of short-term investments	347.9	221.9
Other	28.4	12.4
Net cash used in investing activities	(560.1)	(191.6)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	1,389.1	—
Purchases of convertible note hedge in connection with issuance of convertible senior notes	(265.3)	—
Proceeds from sale of warrants in connection with issuance of convertible senior notes	202.9	—
Payments of debt issuance costs	(23.7)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(98.2)	(66.5)
Proceeds from issuance of common stock, net of taxes withheld	6.6	1.6
Principal payments on finance lease obligations	(79.2)	(64.9)
Common stock repurchases	(763.7)	(177.3)
Other	—	(0.8)
Net cash provided by (used in) financing activities	368.5	(307.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.8
Change in cash and cash equivalents	374.0	(98.6)
Cash and cash equivalents - beginning of period	314.9	551.3
Cash and cash equivalents - end of period	$688.9	$452.7

Supplemental cash flow data:
Property and equipment acquired under finance leases	$111.1	$105.9

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $1.4 million and $0.8 million during the three

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

and nine months ended September 30, 2021, respectively, and net foreign currency transaction gains of $2.1 million during the three and nine months ended September 30, 2020, respectively.

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

The Company recognized $312.1 million and $574.3 million of revenue during the three and nine months ended September 30, 2021, respectively, and recognized $277.0 million and $522.7 million of revenue during the three and nine months ended September 30, 2020, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2021, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $725.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units ("RSUs") to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan ("2018 Plan" and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans"). The RSUs granted by the Company under the Dropbox Equity Incentive Plans have a service-based vesting condition over a four-year period. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The Company recognizes compensation expense associated with RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur. As of September 30, 2021, the Company had RSUs and restricted stock awards ("RSAs") granted to certain executives outstanding under the Dropbox Equity Incentive Plans.

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

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of RSAs with respect to 14.7 million shares of Class A common stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of all of his 4.4 million RSAs. See Note 12 "Stockholders' (Deficit) Equity" for further information. During the third quarter of 2021, the Stock Price Target for the first tranche of Mr. Houston's Co-Founder Grant was achieved. As a result, the first tranche of Mr. Houston's Co-Founder Grant will vest in the fourth quarter of 2021, provided that the requisite service will be met through the vesting date. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method, and therefore no incremental stock-based compensation will be recognized as a result of this release.

Cost of revenue
Cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of the Company’s platform for both paying users and free users. These costs, which are referred to as infrastructure costs, include depreciation of servers located in co-location facilities that the Company leases and operates, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, benefits, travel-related expenses, and stock-based compensation, which are referred to as employee-related costs, for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2021.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Two distribution partners accounted for 15% and 33%, respectively, of total trade and other receivables, net as of September 30, 2021. Two distribution partners accounted for 11% and 28%, respectively, of total trade and other receivables, net as of December 31, 2020. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.2 million and $17.0 million during the three and nine months ended September 30, 2021, respectively, and $8.6 million and $27.6 million during the three and nine months ended September 30, 2020, respectively.

Deferred commissions, net included in prepaid and other current assets were $30.1 million and $26.7 million as of September 30, 2021 and December 31, 2020, respectively. Deferred commissions, net included in other assets were $37.3 million and $47.3 million as of September 30, 2021 and December 31, 2020, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal commissions are typically amortized over one year. Amortized costs were $8.2 million and $23.6 million for the three and nine months ended September 30, 2021, respectively, and $6.7 million and $17.5 million for the three and nine months ended September 30, 2020, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no material impairment loss in relation to the deferred costs during the three and nine months ended September 30, 2021.

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

The Company early adopted this guidance as of January 1, 2021 using the modified retrospective approach. The adoption of the guidance did not have an impact on the Company’s financial statement as of the adoption date. As further discussed in Note 8 "Debt", the Company issued certain convertible senior notes and entered into certain contracts in the Company’s own equity during the nine months ended September 30, 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the convertible senior notes was calculated based on the if-converted method, as further described in Note 13 "Net Income Per Share" for further information.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2021 and December 31, 2020 consisted of the following:

	As of September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value

Cash	$85.8	$—	$—	$85.8
Cash equivalents
Money market funds	595.3	—	—	$595.3
Commercial paper	4.5	—	—	$4.5
Certificates of deposit	2.0	—	—	$2.0
Corporate notes and obligations	1.3	—	—	1.3
Total cash & cash equivalents	$688.9	$—	$—	$688.9
Short-term investments
Corporate notes and obligations	597.1	1.1	(1.1)	597.1
U.S. Treasury securities	234.2	0.1	(1.2)	233.1
Asset backed securities	144.0	0.2	(0.2)	144.0
Commercial paper	95.6	—	—	95.6
Municipal securities	71.0	0.1	(0.2)	70.9
Certificates of deposit	56.3	—	—	56.3
Foreign government obligations	18.4	—	—	18.4
U.S. agency obligations	14.5	—	(0.1)	14.4
Supranational Securities	10.0	—	—	10.0
Total short-term investments	1,241.1	1.5	(2.8)	1,239.8
Total	$1,930.0	1.5	$(2.8)	$1,928.7

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.0 million and $9.8 million as of September 30, 2021 and December 31, 2020, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2021 and December 31, 2020.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2021:

	As of September 30, 2021
	Amortized cost	Estimated fair value

Due within one year	$297.3	$297.7
Due between one to three years	560.2	560.5
Due after three years	383.6	381.6
Total	$1,241.1	$1,239.8

The Company had 460 short-term investments in unrealized loss positions as of September 30, 2021. There were no material unrealized losses from short-term investments and no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company’s short-term investments portfolio consisted of nine security types, six of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $2.8 million as of September 30, 2021. Unrealized losses on short-term investments have not been recorded into income because

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $1.7 million and $5.5 million during the three and nine months ended September 30, 2021, respectively, and $2.6 million and $10.4 million during the three and nine months ended September 30, 2020.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$595.3	$—	$—	$595.3
Commercial paper	—	4.5	—	4.5
Certificates of deposit	—	2.0	—	2.0
Corporate notes and obligations	—	1.3	—	1.3
Total cash equivalents	$595.3	$7.8	$—	$603.1
Short-term investments
Corporate notes and obligations	—	597.1	—	597.1
U.S. Treasury securities	—	233.1	—	233.1
Asset backed securities	—	144.0	—	144.0
Commercial paper	—	95.6	—	95.6
Municipal securities	—	70.9	—	70.9
Certificates of deposit	—	56.3	—	56.3
Foreign government obligations	—	18.4	—	18.4
U.S. agency obligations	—	14.4	—	14.4
Supranational Securities	—	10.0	—	10.0
Total short-term investments	—	1,239.8	—	1,239.8
Total	$595.3	$1,247.6	$—	$1,842.9

The Company has an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investments had a carrying value of $5.6 million and was categorized as Level 3 as of September 30, 2021 and December 31, 2020.

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

The Company has $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of September 30, 2021. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of September 30, 2021 was approximately $728.0 million and $743.0 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Data center and other computer equipment	$688.4	$652.7
Furniture and fixtures	20.0	19.9
Leasehold improvements	108.1	96.9
Construction in progress	12.5	21.0
Total property and equipment	829.0	790.5
Accumulated depreciation and amortization	(483.2)	(451.8)
Property and equipment, net	$345.8	$338.7

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2021 and December 31, 2020, respectively, included a total of $484.8 million and $395.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $230.6 million and $156.6 million as of September 30, 2021 and December 31, 2020, respectively.

Construction in progress includes costs primarily related to construction of leasehold improvements for office spaces and data centers.

Depreciation expense related to property and equipment was $34.8 million and $99.0 million for the three and nine months ended September 30, 2021, respectively, and $37.4 million and $109.9 million for the three and nine months ended September 30, 2020, respectively.
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

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$125.5
Transaction costs paid by Dropbox on behalf of DocSend	5.0
Fair value of assumed DocSend options attributable to pre-combination services(1)	1.2
Purchase price adjustments	(0.1)
Total purchase consideration	$131.6

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

Assets acquired:
Cash and cash equivalents	$5.1
Acquisition-related intangible assets	20.6
Accounts receivable, prepaid and other assets	6.1
Total assets acquired	$31.8

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.4
Deferred revenue	1.9
Deferred tax liability	1.9
Total liabilities assumed	10.2
Net assets acquired, excluding goodwill	21.6
Total purchase consideration	131.6
Goodwill(2)	$110.0

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to ongoing employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $4.1 million and $12.1 million paid during the three and nine months ended September 30, 2021. The remaining balance of $8.0 million will be paid evenly in quarterly installments over the remaining required service period.

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
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2021	2020	2021
Developed technology	$37.5	$26.0	3.4
Customer relationships	28.6	20.5	3.7
Patents	19.5	12.8	5.5
Software	9.0	9.0	0.9
Trademarks and trade names	5.6	4.6	2.9
Licenses	4.6	4.6	—
Assembled workforce in asset acquisitions	3.0	3.0	—
Other	0.8	0.8	4.0
Total intangibles	108.6	81.3
Accumulated amortization	(59.0)	(47.8)
Intangible assets, net	$49.6	$33.5
Amortization expense was $4.0 million and $11.2 million for the three and nine months ended September 30, 2021, respectively, and $3.6 million and $10.6 million for the three and nine months ended September 30, 2020, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of September 30, 2021 is as follows:

Remaining three months of Fiscal 2021	$4.2
2022	13.7
2023	13.2
2024	8.8
2025	6.9
Thereafter	2.8
Total	$49.6

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2020	$236.9
DocSend acquisition	110.0
Effect of foreign currency translation	0.3
Balance at September 30, 2021	$347.2

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2021 and December 31, 2020.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2021 and December 31, 2020, respectively.

The Company had an aggregate of $52.2 million of letters of credit outstanding under the revolving credit facility as of September 30, 2021, and the Company’s total available borrowing capacity under the revolving credit facility was $447.8 million as of September 30, 2021. The Company’s letters of credit have final expiration dates through 2036.

Convertible senior notes

During the first quarter of 2021, the Company issued $695.8 million aggregate principal amount of the 2026 Notes. Additionally, during the first quarter of 2021, the Company issued $693.3 million aggregate principal amount of the 2028 Notes. The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the sale of the Notes were approximately $1.4 billion after deducting offering and issuance costs related to the Notes.

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with this reporting obligations from the issuance date through September 30, 2021. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of September 30, 2021.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of September 30, 2021. In addition, during the three and nine months ended September 30, 2021, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the three and nine months ended September 30, 2021.

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

The following is a summary of the Company’s convertible senior notes as of September 30, 2021.

	2026 Notes	2028 Notes	Total
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(9.7)	(10.1)	(19.8)
Carrying value, net	686.1	683.2	1,369.3

During the three months ended September 30, 2021, the Company recognized $0.6 million and $0.4 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the nine months ended September 30, 2021, the Company recognized $1.3 million and $0.9 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of September 30, 2021.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
October 1, 2021 through December 31, 2021	$—
2022	—
2023	—
2024	—
2025	—
2026	695.8
Thereafter	693.3
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2021, the Company’s stock price was below the exercise price of the respective Note Hedges.

In addition, the Company sold warrants to certain counterparties whereby the holders of the warrants had the option to purchase a total of approximately 18.1 million shares underlying warrants expiring in 2026 (the “2026 Warrants”) and 20.1 million shares underlying warrants expiring in 2028 (the “2028 Warrants”, together with the 2026 Warrants, the “Warrants”), respectively, of the Company’s Class A common stock at an initial strike price of $46.36 and $46.36 per share, respectively. The Company received aggregate cash proceeds of $202.9 million from the sale of these Warrants.

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of September 30, 2021, the Company’s Class common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 12 years. Sublease income, which is recorded as a reduction of rental expense, was $4.5 million and $12.4 million during the three and nine months ended September 30, 2021, respectively, and $1.7 million and $5.2 million during the three and nine months ended September 30, 2020, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2021 (excluding the nine months ended September 30, 2021)	$30.7	$34.2
2022	123.2	122.4
2023	106.3	88.8
2024	95.7	53.6
2025	90.6	15.8
Thereafter	606.1	—
Total future minimum lease payments	1,052.6	314.8
Less imputed interest	(216.4)	(11.7)
Less tenant improvement receivables	(7.4)	—
Total liability	$828.8	$303.1
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and data centers where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2021 were as follows:

Year ending December 31,	Operating leases
2021 (excluding the nine months ended September 30, 2021)	$4.7
2022	24.3
2023	17.1
2024	16.5
2025	15.6
Thereafter	82.8
Total future sublease rent payments	161.0
Less sub-tenant incentive	(10.5)
Total future sublease rent payments, net	$150.5

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

The Company did not record impairment during the three months ended September 30, 2021 and recorded total impairment of $17.3 million for right-of-use and other lease related assets during the nine months ended September 30, 2021. The Company did not record impairment during the three and nine months ended September 30, 2020.

As of September 30, 2021, the Company had commitments of $49.6 million for operating leases that have not yet commenced, and therefore are not included in the right-of-use asset or operating lease liability. These operating leases will commence in 2021 and 2022 with lease terms of up to 15 years. The Company has a sublease commitment of $6.4 million that has not yet commenced, with a sublease term of 7 years.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2021	December 31, 2020

Non-income taxes payable	$85.0	$85.9
Accrued legal and other external fees	38.9	23.4
Other accrued and current liabilities	47.0	47.4
Total accrued and other current liabilities	$170.9	$156.7

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

As of September 30, 2021, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.2 million and 0.5 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2021, respectively, and 0.1 million and 63.5 million during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, 299.9 million shares of Class A common stock, 82.9 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2020, 322.3 million shares of Class A common stock, 83.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2021 and December 31, 2020 excludes unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 10.3 million unvested restricted stock awards granted to one of the Company's co-founders as of September 30, 2021 and December 31, 2020, respectively. See "Co-Founder Grants" section below for further details.

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

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. In February 2021, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2020 stock repurchase program of up to $600 million during the nine months ended September 30, 2021. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and nine months ended September 30, 2021, the Company repurchased and subsequently retired 5.8 million and 29.9 million shares of its Class A common stock, respectively, for an aggregate amount of $181.0 million and $763.7 million, respectively. This includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. During the three and nine months ended September 30, 2020, the Company repurchased and subsequently retired 1.8 million and 9.2 million of its Class A common stock for an aggregate amount of $37.5 million and $177.3 million, respectively.

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

As of September 30, 2021, there were 28.4 million stock-based awards issued and outstanding and 97.4 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2021:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of Plan shares outstanding	Weighted- average grant date fair value per share

Balance at December 31, 2020	78.5	1.3	$13.73	5.7	$11.35	31.9	$19.79
Additional shares authorized	20.3	—	—	—	—	—	—
Stock options assumed (1)	0.4	0.4	$2.17	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.6)	10.15	—	—	(10.0)	20.61
Options and restricted stock units and awards canceled	9.3	(0.1)	11.37	—	—	(9.2)	20.77
Shares withheld related to net share settlement of restricted stock units and awards	3.6	—	—	—	—	—	20.55
Options and restricted stock units and awards granted	(14.7)	—	—	—	—	14.7	26.44
Balance as of September 30, 2021(2)	97.4	1.0	$11.70	5.7	$15.08	27.4	$22.73
Vested at September 30, 2021		0.5	$18.47	4.2	$5.14	—	$—
Unvested at September 30, 2021		0.5	$3.39		$9.94	27.4	$22.73

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

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Intrinsic value of options exercised	$2.4	$0.5	$11.1	$5.3

As of September 30, 2021, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $613.8 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.7 years as of September 30, 2021.

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

Co-Founder Grants
In December 2017, the Board of Directors approved the Co-Founder Grants, consisting of 14.7 million shares of Class A common stock in the aggregate, of which 10.3 million RSAs were granted to Mr. Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Mr. Ferdowsi, the Company's co-founder and a former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the Co-Founder Grants are not considered a participating security for purposes of calculating net income per share attributable to common stockholders in Note 13 "Net Income Per Share", as the right to the cumulative declared dividends is forfeitable if the service condition is not met.

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

In March 2020, one of the Company's co-founders, Mr. Ferdowsi, resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi’s resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of all of his 4.4 million RSAs. As he did not provide the requisite service associated with the Co-Founder Grants, the Company reversed all stock-based compensation expense that had been recognized from the grant date

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

through March 19, 2020, which totaled $23.8 million, of which $21.5 million related to expense recognized prior to December 31, 2019, and ceased recognizing further expense related to the award.

The Stock Price Target for Mr. Houston's first tranche of the Co-Founder Grant was achieved in the third quarter of 2021. As a result, the first tranche of Mr. Houston's Co-Founder Grant, or 2.1 million shares of Class A common stock, will vest in the fourth quarter of 2021, provided that the requisite service will be met through the vesting date. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method, and therefore no incremental stock-based compensation will be recognized as a result of this release. From time to time, directors, officers, and employees of the Company enter into 10b5-1 plans. Mr. Houston adopted a 10b5-1 plan in June 2021, pursuant to which it is expected that a portion of the shares issued upon achievement of the performance targets under his Co-Founder Award (the "vested shares") will be sold to satisfy income taxes related to the vesting of the Co-Founder Award and, if the Company’s share price is at or above the share price established in Mr. Houston's 10b5-1 plan, the remainder of the vested shares will be sold.

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $3.7 million and $10.9 million during the three and nine months ended September 30, 2021, respectively and $6.2 million and $18.4 million during the three and nine months ended September 30, 2020. As of September 30, 2021, unamortized stock-based compensation expense related to the Co-Founder Grants was $24.8 million.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended September 30,		Three Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator
Net income attributable to common stockholders	$59.3	$16.3	$25.0	$7.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	302.5	83.0	316.3	97.8
Net income per common share, basic	$0.20	$0.20	$0.08	$0.08
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$59.3	$16.3	$25.0	$7.7
Reallocation of net income as a result of conversion of Class B to Class A common stock	16.3	—	7.7	—
Reallocation of net income to Class B common stock	—	(0.4)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$75.6	$15.9	$32.7	$7.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	302.5	83.0	316.3	97.8
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	10.4	0.1	5.5	0.2
Conversion of Class B to Class A common stock	83.0	—	97.8	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	395.9	83.1	419.7	98.0
Net income per common share, diluted	$0.19	$0.19	$0.08	$0.08

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2020
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator
Net income attributable to common stockholders	$166.2	$45.0	$61.7	$27.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	307.5	83.2	286.1	129.1
Net income per common share, basic	$0.54	$0.54	$0.22	$0.22
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$166.2	$45.0	$61.7	$27.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	45.0	—	27.8	—
Reallocation of net income to Class B common stock	—	(0.9)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$211.2	$44.1	$89.5	$27.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	307.5	83.2	286.1	129.1
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	8.7	0.1	4.4	0.3
Conversion of Class B to Class A common stock	83.2	—	129.1	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	399.4	83.3	419.6	129.4
Net income per common share, diluted	$0.53	$0.53	$0.21	$0.21

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Restricted stock units and awards	0.5	9.9	1.3	10.2
Options to purchase shares of common stock	—	0.8	0.1	0.8
Co-Founder Grants	8.3	10.3	9.6	11.6
Convertible Senior Notes	37.8	—	30.0	—
Warrants	37.8	—	30.0	—
Total	84.4	21.0	71.0	22.6

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's income tax was an expense of $0.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively, and an expense of $0.9 million and $5.8 million for the three and nine months ended September 30, 2020, respectively.

The income tax expense for the three and nine months ended September 30, 2021 was primarily attributable to federal, state and foreign income taxes, offset by the release of foreign tax reserves, as discussed below, and income tax benefits related to the acquisition of DocSend in the first quarter of 2021.

For the periods presented, the difference between the U.S. statutory rate and the Company's effective tax rate is primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. The effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2021, the Company continues to maintain valuation allowances on all of its deferred tax assets in the U.S. and Ireland and on a portion of its deferred tax assets in one of its foreign jurisdictions.

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

Unrecognized tax benefits increased by approximately $3.6 million and $12.1 million for the three and nine months ended September 30, 2021, respectively, of which $2.1 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.7 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, due to a statute of limitations lapse related to prior period tax positions.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2021	December 31, 2020

United States	$341.8	$334.2
International (1)	4.0	4.5
Total property and equipment, net	$345.8	$338.7

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2021 and December 31, 2020.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

United States	$287.7	$255.5	$832.3	$735.7
International (1)	262.5	231.9	760.1	674.1
Total revenue	$550.2	$487.4	$1,592.4	$1,409.8

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2021 and 2020, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 16.49 million paying users.

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

COVID-19 update

Although we did not experience material adverse impacts to our financial condition and results of operations during the three and nine months ended September 30, 2021 as a result of the COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations, as described below. However, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. In addition, the COVID-19 pandemic has created economic uncertainty, including disruption of the supply chain globally and labor shortages, which may adversely impact us directly or indirectly as a result of the effects on our customers and vendors. Accordingly, the full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic has, at times, and may in the future negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates or maintaining low interest rates, which may reduce our interest income. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. We may continue to experience certain of these cost savings beyond the resolution of the COVID-19 pandemic as we shift to our Virtual First work model, as described below. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

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

Consistent with this strategy, we will retain a portion of our office space and a portion will be marketed for sublease. We engaged a third party to estimate the fair value of the office space to be subleased based on current market conditions and where the carrying value of the individual asset groups exceeded the fair value, an impairment charge was recognized for the difference. We recorded an impairment charge of $17.3 million during the nine months ended September 30, 2021 related to the continued adoption of Virtual First, including impairment related to real estate assets acquired as part of our acquisition of DocSend. We recorded an impairment charge of $398.2 million in the year ended December 31, 2020. See Note 9 "Leases" for additional information. We may incur additional charges related to certain European leases. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas, including reductions in facilities related costs and depreciation expense due to the impairment charges related to the continued adoption of Virtual First.

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

Reduction in Force

On January 13, 2021, we announced a reduction of our global workforce by approximately 11% to streamline our team structure in support of our business priorities. As a result, during the nine months ended September 30, 2021, we incurred $14.3 million of expenses related to severance, benefits, and other related items. We do not expect to incur additional expenses of any significance related to our reduction in force in future periods.

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

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis using the exchange rates used in 2021.

	As of
	September 30, 2021	December 31, 2020	September 30, 2020

	(In millions)
Total ARR	$2,218	$2,022	$1,981

	As of
Constant Currency	September 30, 2021	December 31, 2020	September 30, 2020

	(In millions)
Total ARR	$2,218	$2,052	$2,010

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

The below table sets forth the number of paying users as of September 30, 2021, December 31, 2020, and September 30, 2020.

	As of
	September 30, 2021	December 31, 2020	September 30, 2020

	(In millions)
Paying users	16.49	15.48	15.25

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

We experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020 primarily due to an increased mix of sales toward our higher-priced subscription plans as well as favorable foreign exchange rates across multiple currencies.

The below table sets forth our ARPU for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

ARPU	$133.79	$128.03	$133.19	$127.06

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

Our FCF increased for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and a decrease in capital expenditures as a result of decreased spend on office build-outs.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash provided by operating activities	567.1	400.1
Capital expenditures	(20.8)	(67.8)
Free cash flow	$546.3	$332.3

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

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

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, compensation expenses related to key personnel from acquisitions and allocated overhead. These groups are responsible for the design, development, testing, delivery of new technologies and features, and support of our self-serve platform. We continue to focus our product development efforts on adding new features and enhancing the functionality and ease of use of our offerings. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

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

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non income-based taxes.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Revenue	$550.2	$487.4	$1,592.4	$1,409.8
Cost of revenue(1)	112.0	103.2	328.4	308.8
Gross profit	438.2	384.2	1,264.0	1,101.0
Operating expenses(1):
Research and development	187.3	183.3	554.0	550.9
Sales and marketing	115.7	105.8	319.2	312.9
General and administrative	57.9	65.1	169.3	167.6
Impairment related to real estate assets	—	—	17.3	—
Total operating expenses	360.9	354.2	1,059.8	1,031.4
Income from operations	77.3	30.0	204.2	69.6
Interest income (expense), net	(1.7)	0.1	(3.8)	2.6
Other income, net	0.5	3.5	13.1	23.1
Income before income taxes	76.1	33.6	213.5	95.3
Provision for income taxes	(0.5)	(0.9)	(2.3)	(5.8)
Net income	$75.6	$32.7	$211.2	$89.5

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(In millions)
Cost of revenue	$6.0	$4.6	$17.3	$12.6
Research and development	48.7	46.9	141.7	131.1
Sales and marketing	5.9	8.9	19.0	25.1
General and administrative(2)	12.2	15.3	36.6	23.3
Total stock-based compensation	$72.8	$75.7	$214.6	$192.1

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(As a % of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue(1)	20	21	21	22
Gross profit	80	79	79	78
Operating expenses(1):
Research and development	34	38	35	39
Sales and marketing	21	22	20	22
General and administrative	11	13	11	12
Impairment related to real estate assets	—	—	1	—
Total operating expenses	66	73	68	73
Income from operations	14	6	13	5
Interest income (expense), net	—	—	—	—
Other income, net	—	1	1	2
Income before income taxes	14	7	13	7
Provision for income taxes	—	—	—	—
Net income	13%	7%	13%	6%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(As a % of revenue)
Cost of revenue	1%	1%	1%	1%
Research and development	9	10	9	9
Sales and marketing	1	2	1	2
General and administrative(2)	2	3	2	2
Total stock-based compensation	12%	16%	12%	14%

(2) On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

Comparison of the three months ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$550.2	$487.4	$62.8	12.9%

Revenue increased $62.8 million or 12.9% during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in revenue was driven primarily by an increase in paying users, favorable foreign exchange rates across multiple currencies and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$112.0	$103.2	$8.8	8.5%
Gross profit	438.2	384.2	54.0	14.1%
Gross margin	80%	79%

Cost of revenue increased $8.8 million or 8.5% during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increases of $6.3 million in infrastructure costs due to an increase in depreciation expense and $1.9 million in credit card transaction fees due to higher sales.
Our gross margin increased during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a 12.9% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$187.3	$183.3	$4.0	2.2%

Research and development expenses increased $4.0 million or 2.2% during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to increases of $7.7 million in employee-related costs and $2.2 million in outside services. These increases were offset by a decrease of $6.3 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Sales and marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$115.7	$105.8	$9.9	9.4%

Sales and marketing expenses increased $9.9 million or 9.4% during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to $18.4 million related to brand and other marketing related expenses primarily due to our marketing campaigns during the three months ended September 30, 2021, $1.8 million in app store fees due to increased sales and $0.5 million in amortization of intangible assets as a result of our acquisition of DocSend during the three months ended March 31, 2021. These increases were offset by decreases of $6.5 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $5.2 million in employee-related costs driven by a reduction in headcount including the impact of our reduction in force during the three months ended March 31, 2021.

General and administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$57.9	$65.1	$(7.2)	(11.1)%

General and administrative expenses decreased $7.2 million or 11.1% during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to decreases of $4.3 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, $2.5 million in employee-related costs due to a reduction in headcount as a result of our reduction in force during the three months ended March 31, 2021 and $2.0 million in legal fees.

Impairment related to real estate assets

There was no impairment related to real estate assets during the three months ended September 30, 2021.

Interest income (expense), net

Interest income (expense), net decreased $1.8 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic and an increase in interest expense due to the amortization of debt issuance costs incurred as part of our convertible debt offering during the three months ended March 31, 2021.

Other income, net

Other income, net decreased $3.0 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to a decrease of $3.5 million in foreign currency transaction gains. This decrease was offset by $1.0 million in gains related to the disposal of infrastructure assets.

Provision for income taxes

Provision for income taxes decreased $0.4 million during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, primarily due to a foreign tax reserve release during the three months ended September 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$1,592.4	$1,409.8	$182.6	13.0%

Revenue increased $182.6 million or 13.0% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in revenue was driven primarily by an increase in paying users, an increased mix of sales towards our higher-priced subscription plans and favorable foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$328.4	$308.8	$19.6	6.3%
Gross profit	1,264.0	1,101.0	163.0	14.8%
Gross margin	79%	78%

Cost of revenue increased $19.6 million or 6.3% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to increases of $9.2 million in infrastructure costs due to an increase in depreciation expense, $5.8 million in credit card transaction fees due to higher sales and $5.4 million in employee-related costs including the impact of our reduction in force during the three months ended March 31, 2021. These increases were offset by a decrease of $3.1 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Our gross margin increased during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a 13.0% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.

Research and development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$554.0	$550.9	$3.1	0.6%

Research and development expenses increased $3.1 million or 0.6% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to an increase of $20.2 million in employee-related costs and $2.3 million in software license subscriptions. These increases were offset by a decrease of $19.8 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.

Sales and marketing

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$319.2	$312.9	$6.3	2.0%

Sales and marketing expenses increased $6.3 million or 2.0% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to $28.8 million related to brand and other marketing related expenses primarily due to our marketing campaigns during the three months ended September 30, 2021, $5.7 million in app store fees due to increased sales, and $1.0 million in amortization of intangible assets due to our acquisition of DocSend. These increases were offset by decreases of $22.0 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $7.4 million in employee-related costs driven by a reduction in headcount including the impact of our reduction in force during the three months ended March 31, 2021.

General and administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$169.3	$167.6	$1.7	1.0%

General and administrative expenses increased $1.7 million or 1.0% during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to an increase of $15.6 million due to employee-related costs, including $13.3 million in stock-based compensation driven by the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant during the three months ended March 31, 2020. This increase was offset by decreases of $13.1 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $3.1 million in non income-based taxes and $0.1 million in legal fees and acquisition expenses.

Impairment related to real estate assets

Impairment related to real estate assets was $17.3 million during the nine months ended September 30, 2021, due to an impairment charge as a result of our continued adoption of our Virtual First strategy, including the acquisition of DocSend.

Interest income (expense), net

Interest income (expense), net decreased $6.4 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic and an increase in interest expense due to the amortization of debt issuance costs incurred as part of our convertible debt offering during the three months ended March 31, 2021.

Other income, net

Other income, net decreased $10.0 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to $17.5 million in gains related to an equity investment during the nine months ended September 30, 2020 and decreases of $2.9 million in foreign currency transaction gains, offset by $10.3 million in gains related to the disposal of infrastructure assets.

Provision for income taxes

Provision for income taxes decreased $3.5 million during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, primarily due to tax benefits from the DocSend acquisition and a decrease in state taxes during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $688.9 million and short-term investments of $1,239.8 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of September 30, 2021, we had $147.6 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
Our principal uses of cash in recent periods have been funding our operations, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, repurchases of our Class A common stock, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2021, we repurchased and subsequently retired 5.8 million and 29.9 million shares, respectively, of our Class A common stock for an aggregate amount of $181.0 million and $763.7 million, respectively. This includes $200.0 million used to repurchase 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. We previously announced, and executed on, our intention to increase the pace of our share repurchases under the current program. However, the pace of our share repurchases may vary due to various circumstances, including market conditions and our stock price.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2021.
As of September 30, 2021, we had no amounts outstanding under the revolving credit facility and an aggregate of $52.2 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $447.8 million as of September 30, 2021.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in collaboration spaces, our ability to sublease space at office locations where we have unused spaces, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume and timing of our share repurchases. We have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(In millions)
Net cash provided by operating activities	$567.1	$400.1
Net cash used in investing activities	(560.1)	(191.6)
Net cash provided by (used in) financing activities	368.5	(307.9)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.8
Net increase (decrease) in cash and cash equivalents	$374.0	$(98.6)

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
For the nine months ended September 30, 2021, net cash provided by operating activities was $567.1 million, which primarily consisted of our net income of $211.2 million, adjusted for stock-based compensation expense of $214.6 million, depreciation and amortization expenses of $110.3 million, impairment related to real estate assets of $17.3 million, and net cash outflow of $7.2 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to the acquisition of HelloSign, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
The increase in net cash provided by operating activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to an increase in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and impairment related to real estate assets. This was partially offset by an increase in cash outflows from changes in operating assets and liabilities.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.

For the nine months ended September 30, 2021, net cash used in investing activities was $560.1 million, which primarily related to $442.4 million in net investment activity outflows, driven by the purchases of short-term investments, net of sales and maturities and $125.3 million related to cash paid for our acquisition of DocSend.
The increase in cash used in investing activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to higher outflows related to net investment activity during the nine months ended September 30, 2021, and the acquisition of DocSend, offset by the decrease in cash paid for capital expenditures during the nine months ended September 30, 2021 as a result of decreased spend on office build-outs.
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
For the nine months ended September 30, 2021, net cash provided by financing activities was $368.5 million, which primarily consisted of $1,303.0 million in net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction, $763.7 million for the repurchase of our common stock, $98.2 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $79.2 million in principal payments on finance lease obligations.
The increase in cash provided by financing activities during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to the net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction during the nine months ended September 30, 2021, as well as by the increase in repurchases of our common stock and the increase in the satisfaction of tax withholding obligations for the release of restricted stock units and awards during the nine months ended September 30, 2021.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or variable interest entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Judgments

See Part II, Item 7, “Critical Accounting Policies and Judgments” in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $688.9 million and short-term investments of $1,239.8 million as of September 30, 2021. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to the prime rate or the LIBOR rate. As of September 30, 2021, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2021, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2021, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.8 million in net foreign currency transaction losses and $2.1 million in net foreign currency transaction gains during the nine months ended September 30, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2021 and 2020.
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

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription-based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals of subscriptions to our platform may decline or fluctuate because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, the availability of competitive products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of catastrophic events, such as the ongoing COVID-19 pandemic, on our paying users. In addition, some paying users downgrade or do not renew their subscriptions.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2021, we served over 700 million registered users but only 16.49 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

In addition, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability in future periods. Furthermore, any prolonged recessionary period and industry shifts towards remote work, including as a result of the COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personally identifiable, confidential, or sensitive. We face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure, and networks. We anticipate that these threats will continue to grow in scope and complexity over time. For example, in 2016, we learned that an old set of Dropbox user credentials for approximately 68 million accounts was released. These credentials consisted of email addresses and passwords protected by cryptographic techniques known as hashing and salting. Hashing and salting can make it more difficult to obtain the original password, but may not fully protect the original password from being obtained. We believe these Dropbox user credentials were obtained in 2012 and related to a security incident we disclosed to users. In response, we notified all existing users we believed to be affected and completed a password reset for anyone who had not updated their password since mid-2012. We responded to this event by expanding our security team and data monitoring capabilities and continuing to work on features such as two-factor authentication to increase protection of user information. While we believe our corrective actions will reduce the likelihood of similar incidents occurring in the future, third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks.

Emerging and evolving cybersecurity threats such as the recently reported attack on SolarWinds pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and we are actively taking additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to our systems, networks, or data. Notwithstanding our efforts, we may fail to detect the existence of a breach of user content and be unable to prevent unauthorized access to user and company content. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached, or our users’ content is otherwise accessed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users.

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

The full extent of the impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ purchases or renewals of paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, (2) modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, (3) fluctuations in foreign currency exchange rates, which have and may in the future negatively impact our results of operations and cash flows, and (4) decreases in interest rates, which have and may continue to reduce interest income. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. In addition, economic effects related to the COVID-19 pandemic, such as ongoing supply chain disruption and labor shortages may affect us or our customers and vendors. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. In addition, while we believe current trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2020, we introduced Dropbox Passwords and Vault to provide additional security features for our users to safely store and access content on our platform. More recently, in 2021 we launched Dropbox Transfer as a way for users to safely and securely send large files. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and has recently intensified as a result of industry trends and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we transition to a Virtual First workforce, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our workforce reduction in January 2021 may result in increased attrition beyond our intended reduction-in-force, reduce employee morale and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 16.49 million as of September 30, 2021. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

•recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our locations, including as we shift to Virtual First and an increasingly distributed workforce;

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

We have limited experience making acquisitions. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all, and even if we are able to identify suitable acquisition candidates, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve the anticipated benefits from such acquisitions, due to a number of factors, including:

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

•restrict our current and future operations, make it more difficult to successfully execute our business strategy, or restrict us from exploiting business opportunities;

•place us at a competitive disadvantage compared to our competitors that have less indebtedness or are not subject to restrictive covenants; and

•limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy, or other general purposes.

Any of the foregoing could have a material adverse effect on our business, cash flows, results of operations, and financial condition.

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

In October 2021, an update to the Build Back Better Act (the “Bill”) was released. The Bill, as revised, includes, but is not limited to, (1) reducing benefits included in the Global Intangible Low-Taxed Income (“GILTI”) regime and Foreign-Derived Intangible Income (“FDII”) deductions, (2) amending the Base Erosion and Anti-Abuse Tax (“BEAT”) tax rates from 10% up to 18% through 2025, and (3) delaying the capitalization of research expenditures to take effect in 2022. If enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

On June 5, 2021 the G7 Finance Ministers announced an agreement in which the participating countries committed to new taxing rights that allow countries to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”). The meeting marked an early test of whether the US position on the OECD's Inclusive Framework (“OECD IF”) “Taxation of the Digital Economy” project would provide momentum to finding a common base for agreement. On October 8, 2021, the OECD announced that 136 member jurisdictions have politically committed to the potential changes to the international corporate tax system.

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

Additionally, several states in the U.S. have begun enacting new data privacy laws. For example, the California Consumer Privacy Act of 2018 (the "CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. However, certain aspects of the CCPA and its enforcement remain uncertain. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), which will go into effect on January 1, 2023, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and other related developments, potentially may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2021, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 78.1% of the voting power of our capital stock, with Mr. Houston holding approximately 72.2% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

•only the chairman of our Board of Directors, our chief executive officer, a majority of our Board of Directors, or, until the Class B common stock, as a class, converts to Class A common stock, a stockholder holding thirty percent of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

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

Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock, and in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to increase the pace of our share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non income-based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the Nasdaq Global Select Market, or Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	1.03	$30.67	1.03	$787.96
August 1 - 31	2.15	$31.31	2.15	$720.52
September 1 - 30	2.65	$30.91	2.65	$638.50
Total	5.83	$31.00	5.83

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 5, 2021	By:	/s/Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)