Form 10-K
period 2021-12-31
DROPBOX, INC.
filed 2022-02-18
CIK 1467623

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2021 as reported by the NASDAQ Global Select Market on such date was approximately $7,207.4 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 15, 2022 there were 298,856,588 shares of the registrant's Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grants, and vest upon the satisfaction of a service condition and achievement of certain stock price goals, and 2,415,437 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and, as applicable, achievement of certain stock price goals), 82,798,358 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

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

•Our expectations regarding the challenges and anticipated benefits to our business from our Virtual First work model as well as the impact to our financial results and business operations as a result of this model;

•Our ability to compete successfully in competitive markets;

•Our expectations regarding the potential ongoing impacts of the COVID-19 pandemic and related public health measures, as well as the potential for a more permanent global shift to remote work, on our business, the business of our customers, suppliers and partners, and the economy;

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

•Our expectations around future growth;

•Our ability to successfully introduce new products and features;

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including as we transition to a Virtual First model with an increasingly distributed workforce;

•Our ability to prevent security breaches and unauthorized access to customer data;

•Our capital allocation plans, including expected allocations of cash and timing for our share repurchases and other investments;

•The effects of new or modified laws, policies, taxes, and regulations on our business;

•Our ability to maintain, protect, and enhance our intellectual property;

•The sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•Acquisitions of companies and assets.
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

•Our business could be damaged, and we could be subject to liability if there is any unauthorized access to our data or our users' content, including through privacy and data security breaches or incidents.

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

PART I.
ITEM 1. BUSINESS
Overview
Dropbox, Inc. (the “Company”, “we”, or “us”) is the one place to keep life organized and keep work moving.

We were founded in 2007 with a simple idea: Life would be a lot better if everyone could access their most important information anytime from any device. Over the past decade, we’ve largely accomplished that mission by building tools to help people work from anywhere—and along the way we recognized that for most of our users, sharing and collaborating on the Dropbox, Inc. platform (“Dropbox”) was even more valuable than storing files.

Our market opportunity has grown as we’ve expanded from keeping files in sync to keeping teams in sync. Today, we are well-positioned to reimagine the way work gets done. We're focusing on reducing the inordinate amount of time and energy the world spends on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

The popularity of our platform promotes viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 16.79 million paying users as of December 31, 2021.

What Sets Us Apart
From our founding, we’ve focused on simplifying the lives of our users. In a world where business software can be frustrating to use, challenging to integrate, and expensive to sell, we take a different approach. As businesses around the world adapt to a distributed environment, we are at the forefront of developing the technology to support them. We provide tools to help distributed teams prioritize, get organized, and keep work moving securely—from anywhere.

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

Our Solution
Dropbox allows individuals, teams, and organizations to collaborate more effectively and focus on the work that matters. Anyone can sign up for free through our website or app, and upgrade to a paid subscription plan for premium features. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrial, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

Key elements of our platform

•Unified home for content. We provide a unified home for the world’s content and the relevant context around it. To date, our users have added hundreds of billions of pieces of content to Dropbox, totaling over multiple exabytes of data. When users adopt the Dropbox platform, they gain access to a digital workspace that supports the full content lifecycle—they can create and organize their content, access it from anywhere, share it with internal and external collaborators, and review feedback and history.
•Global sharing network. We’ve built one of the largest collaboration platforms in the world. We cater to the needs of dynamic, dispersed teams. The overwhelming majority of our customers use Dropbox to share and collaborate. As we continue to grow, more users benefit from frictionless sharing, and powerful network effects increase the utility and stickiness of our platform.
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Passwords, Vault, Computer Backup, HelloSign, DocSend, and Dropbox Capture and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack, and BetterCloud help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. This ongoing innovation broadens the value of our platform and deepens user engagement.

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

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2021, Dropbox was receiving over 75 billion API calls per month and just under 1,000,000 developers had registered and built applications on our platform. In addition, more than 80% of Dropbox Business teams have linked to one or more third-party applications.

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

DocSend. DocSend is a secure document sharing and analytics platform that gives customers visibility into what happens to their documents after they send them. DocSend technology enables customers to track who opens their documents and how much time they spend on each page, protect documents with security features like email verification and viewer whitelisting, and share multiple documents with a single link.

Shop. Dropbox Shop provides users with a valuable and flexible digital sales experience for creators by streamlining the process of sharing and monetizing their content, all within Dropbox. This platform allows creators to easily sell content directly to their customers. Users can add content directly from Dropbox or their computer, set a custom image, audio, or video preview, and determine their price. Buyers with a Dropbox account can access everything they have purchased when logged in and those that don't have Dropbox can purchase content via email verification and download it within a specific timeframe.

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

Capture. Dropbox Capture is an all-in-one visual communication tool that helps team members share their work and idea asynchronously. Dropbox Capture allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots.

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

Our Subscription Plans
We offer a range of subscription plans for our users, including a free, Basic plan, paid Personal plans, and Business plans.

Our Customers
We’ve built a thriving global business with 16.79 million paying users. As of December 31, 2021, we had more than 550,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2019, 2020, and 2021, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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
•Guided troubleshooting: Offers step-by-step instructions to resolve common questions and provides a portal to submit help requests for questions that aren’t otherwise addressed.

We also offer additional levels of support for our paying users depending on the subscription plan they choose.

Our Sales and Marketing Approach
As users share content and collaborate on our platform, they introduce and invite new users, driving viral growth. We generate over 90% of our revenue from self-serve channels, which limits customer acquisition costs.

We’ve developed an efficient marketing function that’s focused on building brand awareness and reinforcing our self-serve model.

Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. Each year, hundreds of millions of devices—including computers, phones, and tablets—are actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users. We complement our self-serve strategy with a focused outbound sales effort targeted at organizations with existing organic adoption of Dropbox.

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

Our Commitment to Security, Privacy and Legal Compliance
Trust is the foundation of our relationship with our users, and we take significant measures every day to protect their privacy and security.

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
Privacy
We are committed to keeping user data private, and are subject to a number of privacy laws and regulations such as the European Union's General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA") in the

U.S. These laws and regulations impose increasingly numerous, complex obligations on us. To comply with and manage our obligations under such privacy laws and regulations, we operate a robust privacy program and have appointed a Data Protection Officer. Our privacy policy details how we process our users’ personal data as well as the steps we take to protect it. For third-party developers that create applications that connect to Dropbox, we also set forth terms and guidelines that explain their obligation to protect the privacy of our users' personal data.
Other Government Regulations
We are subject to compliance with various laws and regulations. These include those covering copyright, indecent content, child protection, and similar matters regarding the content stored and created on our platform as well as consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto renewal. In addition to laws and regulations governing content stored and created on our platform and consumer protection, we are also subject to anti-corruption laws and export and import regulations. The laws in these areas are often in a state of flux and can vary widely between jurisdictions. To comply with and manage our obligations under such laws and regulations, we track relevant legislative, regulatory, and contractual requirements. In addition, we have instituted processes and policies to ensure we review our business practices for appropriate compliance with such requirements.
Our Competition
The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Slack, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises and with Adobe and DocuSign in the e-signature market. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market.
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

We have over 1,400 issued patents and more than 350 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we license a number of key third-party patents in the file collaboration, storage, syncing, and sharing markets.

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

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2021, we had 2,667 full-time employees. Of our full-time employees, 2,293 were located in the United States and 374 were employees located outside of the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.

On January 13, 2021, we announced a reduction in our global workforce of approximately 11% in order to streamline our operations and reallocate our investments to support our strategic priorities. We provided employees impacted by this reduction in force with severance packages and job placement support.

Virtual First
In October 2020, we announced our Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we intend for our workforce to continue becoming more distributed over time. We also promote work-life balance by empowering our employees to adopt flexible working arrangements and providing tools for efficient remote collaboration and continuing to provide opportunities for in-person collaboration, when safe to do so, at our “Dropbox Studios” locations. Additionally, we provide our employees with a flexible quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to support Dropboxer effectiveness in their work environments.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match, and equity awards tied to the value of our stock price. Our highly competitive benefits package includes medical, dental, vision, life and disability plans. In addition to these core benefits, Dropbox also provides enhanced mental health benefits, family formation benefits and our adoption and surrogacy assistance program. Our comprehensive programs also provide various leave benefits - including 24 weeks of leave for new parents.

Employee Wellness and Safety

We recognize the importance of the well-being of our employees. With the shift to our Virtual First work model, we remain committed to supporting their well-being and development. A component of our comprehensive health and wellness benefits package to all employees includes additional time-off opportunities as well as mental and physical wellness benefits. We conduct a bi-annual employee satisfaction survey to gather candid feedback from employees with focus on areas such as experience with our managers, wellness initiatives, career and company initiatives. Survey results are reviewed extensively and become part of our action plans at all levels of the organization.
In addition, the safety of our employees is paramount to our success. We have a physical security policy applicable to all our employees with a global physical security team that is empowered to protect the safety of our employees in the event of emergencies or disasters. We also established Global COVID-19 Workplace Health & Safety Standards, based on guidance from public health authorities, for situations where it was necessary for employees to enter our offices. This is driven through a centralized, cross-functional Crisis Management Team dedicated to Dropbox’s COVID-19 response.

Learning and Development
We want all of our employees to have thriving careers where they grow and develop in meaningful ways. We develop and provide access to internal learning and development resources to assist in professional development in various ways such as skills-building programs, on-demand learning options, mentoring programs, and leadership development courses. We also offer extensive onboarding and training programs to prepare our employees at all levels for career progression and individual development.

Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is crucial to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort we have a number of executive-sponsored Employee Resource Groups, or ERGs, that provide support for diverse members of our workforce by fostering an inclusive environment and providing professional development and community-building opportunities. In addition, we provide resources and training to employees at all levels to ensure that we are hiring, promoting and retaining diverse teams, as well as sponsor a number of professional development programs to support the advancement of underrepresented employees at our Company.

Community
We empower our employees to give back to their communities by providing paid volunteer time off, matching a portion of employee donations to nonprofits and making product donations to nonprofit organizations nominated by our employees.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2021, we served over 700 million registered users but only 16.79 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

In addition, our user growth rate has and may continue to slow in the future as our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. The availability of less expensive and bundled competitive products also has and may continue to slow our user growth rate and negatively impact our ability to convert registered users to paying users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, catastrophic events that financially impact our registered users and other prospective paying users, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users.

Our business could be damaged, and we could be subject to liability, if there is any unauthorized access to our data or our users’ content, including through privacy and data security breaches or incidents.

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personal, confidential, or sensitive information of users or their organizations. We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential, or sensitive information. We face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure, and networks. We anticipate that these threats will continue to grow in scope and complexity over time. For example, in 2016, we learned that an old set of Dropbox user credentials for approximately 68 million accounts was released. These credentials consisted of email addresses and passwords protected by cryptographic techniques known as hashing and salting. Hashing and salting can make it more difficult to obtain the original password, but may not fully protect the original password from being obtained. We believe these Dropbox user credentials were obtained in 2012 and related to a security incident we disclosed to users. In response, we notified all existing users we believed to be affected and completed a password reset for anyone who had not updated their password since mid-2012. We responded to this event by expanding our security team and data monitoring capabilities and continuing to work on features such as two-factor authentication to increase protection of user information. While we believe our corrective actions will reduce the likelihood of similar incidents occurring in the future, third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks.

Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerablity reported in December 2021 pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and we are actively taking additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to or disrupt our systems or networks obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromise of user content, and be unable to prevent unauthorized access to user content. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors. If our security measures are breached or compromised or we, our systems or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

In addition, certain developers or other partners who create applications that integrate with our platform, may receive or store information provided by us or by our users through these applications. If these third parties or developers fail to adopt or adhere to adequate data security practices, or in the event of a breach or other compromise of their networks or systems, our data or our users' data may be improperly accessed, used, or disclosed.

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, or other errors in the storage, use, transmission, or other processing of personal information could result in an actual or perceived breach of user privacy. These risks may be heightened as we transition to a Virtual First and increasingly distributed workforce. In addition, our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, infrastructure, or networks or of third parties on which we rely could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users’ content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

We have a limited history of operating with a Virtual First workforce and the long-term impact on our financial results and business operations are uncertain.

In October 2020, we announced a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees and our intention is for our workforce continue being more distributed over time. However, we have a limited history of operating with a Virtual First workforce and, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize any anticipated benefits to our business, including any cost savings, operational efficiencies, or productivity.

Our continuing shift to Virtual First could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel, as well as potentially negatively impacting product research and development and the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our data or our users’ content. Any of these factors could adversely affect our financial condition and operating results.

In addition, as we continue our shift to Virutal First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability in future periods. Furthermore, any prolonged recessionary period and industry shifts towards remote work, including as a result of the ongoing COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

We operate in competitive markets, and we must continue to compete effectively.

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises and with Adobe and DocuSign in the e-signature market. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Several of our competitors own, develop, operate, or distribute operating systems, app stores, third-party datacenter services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, third-

party datacenter services, and other software that our platform requires in order to operate. Moreover, some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

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

Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. Additionally, our ability to accurately perform capacity planning is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Due to the effects of the COVID-19 pandemic, in addition to competition for a limited supply of such equipment, our global supply chain for datacenter equipment has experienced challenges, and such challenges could impact our infrastructure capacity. Our datacenter equipment is primarily manufactured by third-party manufacturers, some of which utilize certain components for which there are few qualified suppliers. Prolonged disruptions at these suppliers could lead to a disruption in our ability to manufacture datacenter equipment on time to meet demand. Furthermore, our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us resulting in inadequate datacenter capacity. Furthermore, our efforts to mitigate such disruptions and compete for such equipment may impact the timing and magnitude of our infrastructure spending, resulting in unexpected increases in shorter-term or longer-term costs than originally projected.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. In addition, while we believe current trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2020, we introduced Dropbox Passwords and Vault to provide additional security features for our users to safely store and access content on our platform. More recently, in 2021 we launched Dropbox Transfer as a way for users to safely and securely send large files, Dropbox Shop which allows creators to easily sell content directly to their customers, and Dropbox Capture which allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we are temporarily requiring substantially all of our employees to work remotely, which may lead to disruptions and decreased productivity that could result in delays in our product development process. The risk of such disruptions and decreased productivity may persist as we continue to transition to a Virtual First workforce. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

The full extent of the impacts of the COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

Although we did not experience material impacts to our financial condition and results of operations during the year ended December 31, 2021, as a result of the on-going COVID-19 pandemic, the full extent of the impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ purchases or renewals of paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, (2) modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, (3) fluctuations in foreign currency exchange rates, which have and may in the future negatively impact our results of operations and cash flows, and (4) decreases in interest rates, which have and may continue to reduce interest income. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. In addition, economic effects related to the COVID-19 pandemic, such as ongoing supply chain disruption, a competitive labor market and labor shortages have impacted, and may continue to impact, us and our customers and vendors. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

We have seen, and expect to continue to see, cost savings from the shift to remote work for all of our employees as a result of the COVID-19 pandemic in areas that include events, travel, utilities, and other benefits. Although we anticipate that some of these cost savings will continue beyond the resolution of the COVID-19 pandemic as result of our continuing shift to a Virtual First work model, we expect that some expenses in these areas will increase relative to current levels as we become more able to offer our employees opportunities for in-person collaboration, and this may impact our rate of profitability in future periods.

We may not successfully manage our growth or successfully execute our plan for future growth.

The growth and expansion of our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, and our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. In addition, we face challenges of integrating, developing, and motivating an increasingly distributed employee base in various countries around the world. These challenges may be heightened as we transition to a Virtual First workforce and seek to align our resources in order to create a more nimble and streamlined organization. Certain members of our management do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

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

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, while we believe our Virtual First strategy will give us the opportunity to realign our resources in order to create a more nimble and streamlined organization, we can provide no assurance that we will be able to successfully execute on these plans, and failure to successfully manage these transitions may cause disruptions to our business. Additionally, we will need to adapt and respond to frequently changing circumstances that may impact our workforce, such as natural disasters or pandemics (including the ongoing COVID-19 pandemic), or our ability to maintain an effective workforce may be impacted.

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

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new and remote employees, our January 2021 workforce reduction and higher employee turnover could significantly and adversely impact our culture, as could our transition to a Virtual First workforce.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 16.79 million as of December 31, 2021. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

Our business depends on a strong brand, and if we are unable to maintain and enhance our brand, our ability to expand our base of users will be impaired and our business, results of operations, and financial condition will be harmed.

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

We have paying users across 180 countries and approximately half of our revenue in the year ended December 31, 2021 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Operating internationally subjects us to new risks and may increase risks that we currently face, including risks associated with:

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

We have relationships with third parties to provide, develop, and create applications that integrate with our platform, and our business could be harmed if we are unable to continue these relationships.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2021, Dropbox was receiving over 75 billion API calls per month, and just under 1,000,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

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

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise grow our business. For example, in the first fiscal quarter of 2021, we acquired DocSend, a secure document sharing platform, to expand our content collaboration capabilities to include additional business critical workflows. Additionally, in the fourth fiscal quarter of 2021, we acquired Command E, a universal search and productivity company, to enhance our search capability. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

Our business may be affected by general economic, political, and market conditions, including any resulting effect on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, geopolitical issues, the ongoing COVID-19 pandemic or a widespread economic slowdown (in the United States or internationally) have and could continue to lead to increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

•restrict or otherwise impact the pace and timing of repurchases under our stock repurchase program; and

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2021, we had an aggregate of $1,342.0 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

We incurred net losses on an annual basis from our inception until 2020. We incurred net losses of $256.3 million and $52.7 million in the years ended December 31, 2020 and 2019, respectively. While we have been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year, however we may not achieve or maintain profitability in future periods. We generated net income of $335.8 million in the year ended December 31, 2021 and we had an accumulated deficit of $2,739.4 million as of December 31, 2021. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

•changes in reserves or other non-cash credits or charges, such as the impairment charges related to certain of our unused office space in connection with our shift to a Virtual First work model and releases of deferred tax asset valuation allowances; and

•any other impacts of shifting our operations to a Virtual First work model.

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

We conduct our business across 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2021, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies, including those resulting from the impact of the COVID-19 pandemic, could cause our revenue to decline relative to our costs, thereby decreasing our gross margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

As of December 31, 2021, we had $623.8 million of federal, $352.1 million of state, and $310.1 million of foreign net operating loss carryforwards available to reduce future taxable income. Of our federal net operating loss carryforwards, $5.1 million will begin to expire in 2032 and $618.7 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. As of December 31, 2021, we had research credit carryforwards of $246.1 million and $130.0 million for federal and state income tax purposes. The federal credit carryforwards will begin to expire in 2031. The state research credits have no expiration date. We also had $3.6 million of state enterprise zone credit carryforwards as of December 31, 2021, which will begin to expire in 2023 and $0.6 million of foreign tax credit carryforwards as of December 31, 2021, which will carryforward indefinitely. It is possible that we will not generate taxable income in time to use these net operating loss carryforwards before their expiration or at all. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

On January 1, 2022, a provision of the Tax Cuts and Jobs Act of 2017 (“TCJA”) went into effect which eliminates the option to deduct research and development costs in the year incurred and instead requires taxpayers to amortize such costs over five years and 15 years for domestic and foreign costs, respectively. Congress has proposed tax legislation to delay the effective date of this change to later years, but it is uncertain whether the proposed delay will ultimately be enacted into law. If no new legislation is passed, the provision is expected to adversely impact cash flows from operations beginning in 2022.

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

On June 5, 2021 the G7 Finance Ministers announced an agreement in which the participating countries committed to new taxing rights that allow countries to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”). The meeting marked an early test of whether the US position on the OECD's Inclusive Framework “Taxation of the Digital Economy” project would provide momentum to finding a common base for agreement. On December 8, 2021, the OECD released Pillar Two model rules for implementation of a 15% global minimum tax, after previously announcing in October 2021 that 137 member jurisdictions have politically committed to the potential changes to the international corporate tax system.

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

In October 2021, an agreement was reached between the U.S. and a number of countries (France, Spain, Italy, Austria and the UK, and followed subsequently by Turkey and India) that unilateral measures introduced would be “rolled-back” once the OECD-IF led Pillar I comes into effect and that no further unilateral measures would be introduced by these countries. Additionally, the agreement reached by the parties stated that to the extent that unilateral measures generate taxable sums during an “interim period” (as defined under the agreements) that exceed the taxable sums that would be generated by Pillar I, any excess tax can be credited against the Pillar I Amount A tax when that comes into effect. The concept of an EU Digital Levy was fully dropped in December 2021 by the EU Commission.

Due to the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Annual Report on Form 10-K, which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade paying users and attract new ones. Additionally, we have in the past, are currently, and may from time to time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our policies and practices around subscriptions, billing, auto-renewal, intermediary liability, privacy, and data protection. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties or settlement expenses, which may result in harm to our business, results of operations, and brand.

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

Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework, and on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the U.S.-Swiss Privacy Shield adequate for the purposes of transfers of personal data from Switzerland to the U.S. While we rely on additional legal mechanisms to transfer data from the EEA and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. In its decision invalidating the U.S.-EU Privacy Shield Framework, the CJEU also imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in European data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

Additionally, several states in the U.S. have begun enacting new data privacy laws. For example, CCPA, which affords consumers expanded privacy protections, went into effect on January 1, 2020. However, certain aspects of the CCPA and its enforcement remain uncertain. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), which will go into effect on January 1, 2023, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and other related developments, potentially may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Similarly, a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our services. In addition to government regulation, self-regulatory standards, industry-specific regulations and other industry standards or requirements may legally or contractually apply to us or be argued to apply to us, or we may elect to comply with, or to facilitate our customers’ compliance with, such regulations, standards, requirements, or other actual or asserted obligations. If we are unable or are perceived to be unable to comply with any of these regulations, standards, requirements, or other actual or asserted obligations, if we are unable to maintain certifications or standards relevant to our customers, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain government agencies that our customers may expect may have an adverse impact on our business and results.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,400 issued patents and more than 350 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2021, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 78.9% of the voting power of our capital stock, with Mr. Houston holding approximately 72.8% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock, in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock and in February 2022 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to increase the pace of our share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located in San Francisco, California, pursuant to operating leases that expire in 2033. We lease additional offices in San Francisco and around the world, including in Austin, Texas; New York, New York; Mountain View, California; Seattle, Washington; Dublin, Ireland; and Sydney, Australia. We have data center co-location facilities in California, Oregon, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

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

On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the federal court issued an order granting our motion to dismiss the Federal Plaintiffs’ complaint with leave to amend setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court. On July 22, 2021, the Court held a preliminary settlement approval hearing. On August 3, 2021, the Court entered an order preliminarily approving the settlement and providing for notice to the class. The Court held a hearing for final approval of the settlement on December 2, 2021. On December 8, 2021, the Court entered an order approving the settlement and dismissing the case. Accordingly, the federal securities litigation is now resolved.
On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in our amended and restated bylaws. On December 4, 2020, the state court issued an order granting our motion to dismiss the consolidated state court case. On December 15, 2020, the State Plaintiffs filed a notice of appeal of this order, and on December 8, 2021, the State Plaintiffs filed their opening brief. Dropbox filed its responding appellate brief on February 4, 2022. We believe the appeal and claims are without merit and we intend to vigorously defend against them.
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

Holders of Record
As of February 15, 2022, we had 764 holders of record of our Class A and Class B common stock, respectively, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	2.68	$29.55	2.68	$559.38
November 1 - 30	4.83(3)	$26.63	3.71	$460.47
December 1 - 31	4.80	$24.39	4.80	$343.49
Total	12.31	$26.37	11.19

(1) On February 20, 2020, we announced that our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company's outstanding shares of Class A common stock. On February 18, 2021, we announced that our Board of Directors authorized the repurchase of an additional $1 billion of the outstanding shares of our Class A common stock. We completed the February 2020 authorization of $600 million during the three months ended March 31, 2021 and continued stock repurchases under the February 2021 authorization. On February 11, 2022, our Board of Directors authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' (Deficit) Equity" of this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

(3) Includes 1,117,743 shares of restricted common stock delivered by certain employees upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2021 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the Nasdaq Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 19, 2021.
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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform drives viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 16.79 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus and Professional plans, or purchase multiple licenses through our Family plan or our Standard, Advanced, and Enterprise team plans. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. Our customer base is highly diversified, and in the periods presented, no customer accounted for more than 1% of our revenue. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

In the first quarter of 2021, we acquired DocSend, a secure document sharing and analytics company. The combination of DocSend with our other product offerings helps customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results.

DocSend offers paid subscription plans, including a personal plan designed for individuals and Standard, Advanced, and Enterprise plans designed for business users and teams. Similar to Dropbox plans, pricing of DocSend's plans is based on the number of licenses purchased. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill DocSend customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. DocSend primarily sells within the United States, and the majority of sales are in U.S. dollars.

We also offer HelloSign as our e-signature solution. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of HelloSign in 2019 and DocSend in 2021.

COVID-19 Update
Although we did not experience material impacts to our financial condition and results of operations during the year ended December 31, 2021, as a result of the on-going COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations, as described below. However, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will continue to depend on certain developments, including the duration and spread of the outbreak, new information about additional variants, the availability and efficacy of vaccine distributions, additional or renewed actions by government authorities and private businesses to contain the pandemic or respond to its impact and altered consumer behavior, the pace of reopening, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. In addition, the COVID-19 pandemic has created economic uncertainty, including disruptions of the supply chain globally and labor shortages, which may adversely impact us directly or indirectly as a result of the effects on our customers and vendors. Accordingly, the full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions related to the COVID-19 pandemic has, at times, and may in the future negatively impact our results of operations and cash flows, due to (i) a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs, and (ii) government-initiated reductions in interest rates or maintaining low interest rates, which may reduce our interest income. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. We may continue to experience certain of these cost savings beyond the resolution of the COVID-19 pandemic as we shift to our Virtual First work model, as described below. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

Virtual First

The effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue becoming more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder will be subleased. In the fourth quarter of 2021, we executed a partial termination of our headquarters head lease and the related sublease for the space. See Note 9, "Leases" for additional information. We recorded impairment charges of $31.3 million during the year ended December 31, 2021 related to the continued adoption of Virtual First, including impairment related to real estate assets acquired as part of our acquisition of DocSend. We recorded an impairment charge of $398.2 million in the year ended December 31, 2020. See Note 9, "Leases" for additional information. We may incur additional charges depending on the continued recovery of the global real estate market. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas, including reductions in facilities related costs and depreciation expense due to the impairment charges related to the continued adoption of Virtual First.

Reduction in Force

On January 13, 2021, we announced a reduction of our global workforce by approximately 11% to streamline our team structure in support of our business priorities. As a result, during the year ended December 31, 2021, we incurred $14.3 million of expenses related to severance, benefits, and other related items. We do not expect to incur additional expenses of any significance related to our reduction in force in future periods.

Key Business Metrics
We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Total annual recurring revenue
We primarily focus on total annual recurring revenue (“Total ARR”) as the key indicator of the trajectory of our business performance. Total ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. In addition, Total ARR is less subject to variations in short-term trends that may not appropriately reflect the health of our business, however the changes in ARR throughout the year could be subject to seasonality. Total ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

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

We experienced an increase in ARR during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in ARR was primarily driven by an increase in paying users across our product portfolio, as well as an increased mix of sales going to our higher-priced subscription plans. In addition, we acquired DocSend in the first quarter of 2021, resulting in a benefit to Total ARR.

    The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2021.

	As of December 31,
	2021	2020
	(In millions)
Total ARR	$2,261	$2,022

	As of December 31,
Constant Currency	2021	2020
	(In millions)
Total ARR	$2,261	$2,052

    Revaluing our ending Total ARR for fiscal 2021 using exchange rates set at the beginning of fiscal 2022, Total ARR at the end of fiscal 2021 would be $2,250 million.

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

We define DocSend paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. DocSend users have been included as paying users since our acquisition of DocSend in 2021.

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

The below table sets forth the number of paying users as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020

	(In millions)
Paying users	16.79	15.48

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

We experienced an increase in our average revenue per paying user for the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily due to an increased mix of sales toward our higher-priced subscription plans and the acquisition of DocSend, as well as favorable foreign exchange rates across multiple currencies.

The below table sets forth our ARPU for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020

ARPU	$133.73	$128.50

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

Our FCF increased for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and a decrease in capital expenditures as a result of decreased spend on office build-outs.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year ended December 31,
	2021	2020

	(In millions)
Net cash provided by operating activities	$729.8	$570.8
Capital expenditures	(22.1)	(80.1)
Free cash flow	$707.7	$490.7

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

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, and non-income-based taxes.

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

Other income, net
Other income, net consists of other non-operating gains or losses, including those related to equity investments, disposal of assets, lease arrangements, which include sublease income, foreign currency transaction gains and losses, and realized gains and losses related to our short-term investments.

Benefit from (provision for) income taxes
Provision for income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. For the periods presented, the difference between the U.S. statutory rate and our effective tax rate is primarily due to changes to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on our net deferred tax assets for federal and state as we have concluded that it is not more likely than not that the deferred assets will be realized.
Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year ended December 31,
	2021	2020

	(In millions)
Revenue	$2,157.9	$1,913.9
Cost of revenue(1)	444.2	414.6
Gross profit	1,713.7	1,499.3
Operating expenses:(1)
Research and development	755.9	727.5
Sales and marketing	427.5	422.8
General and administrative	224.6	227.8
Impairment related to real estate assets(2)	31.3	398.2
Total operating expenses	1,439.3	1,776.3
Income (loss) from operations	274.4	(277.0)
Interest (expense) income, net	(5.2)	1.7
Other income, net	30.1	25.1
Income (loss) before income taxes	299.3	(250.2)
Benefit from (provision for) income taxes(3)	36.5	(6.1)
Net income (loss)	$335.8	$(256.3)

(1)Includes stock-based compensation as follows:

	Year ended December 31,
	2021	2020

	(In millions)
Cost of revenue	$23.2	$17.1
Research and development	190.1	174.1
Sales and marketing	25.0	33.7
General and administrative(4)	48.8	36.6
Total stock-based compensation	$287.1	$261.5

(2)Includes impairment charges related to real estate assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

(3)Fourth quarter and full-year 2021 net income was impacted by a $38.1 million one-time income tax benefit from the release of a valuation allowance on our Irish deferred tax assets.

(4)On March 19, 2020, one of our co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year ended December 31,
	2021	2020

	As a percentage of revenue
Revenue	100%	100%
Cost of revenue	21	22
Gross profit	79	78
Operating expenses:
Research and development	35	38
Sales and marketing	20	22
General and administrative	10	12
Impairment related to real estate assets	1	21
Total operating expenses	68	93
Income (loss) from operations	13	(14)
Interest income, net	—	—
Other income, net	1	1
Income (loss) before income taxes	14	(13)
Benefit from (provision for) income taxes	2	—
Net income (loss)	16%	(13)%
Comparison of the year ended December 31, 2021 and 2020
Revenue

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
Revenue	$2,157.9	$1,913.9	$244.0	13%
Revenue increased $244.0 million or 13% during the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in revenue was driven primarily by an increase in paying users, an increased mix of sales towards our higher-priced subscription plans and favorable foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
Cost of revenue	$444.2	$414.6	$29.6	7%
Gross profit	1,713.7	1,499.3	214.4	14%
Gross margin	79%	78%

Cost of revenue increased $29.6 million or 7% during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to increases of $14.4 million in infrastructure costs due to an increase in depreciation expense, $8.1 million in credit card transaction fees due to higher sales and $6.3 million in employee-related costs. These increases were offset by a decrease of $3.4 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.
Our gross margin increased from 78% during the year ended December 31, 2020 to 79% during the year ended December 31, 2021, primarily due to a 13% increase in revenue during the period, which was offset by a lower percentage increase in our cost of revenue described above.
Research and development

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
Research and development	$755.9	$727.5	$28.4	4%
Research and development expenses increased $28.4 million or 4% during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to an increase of $45.4 million in employee-related costs. This increase was offset by a decrease of $20.8 million in allocated overhead, which includes facilities-related costs for our corporate headquarters.
Sales and marketing

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
Sales and marketing	$427.5	$422.8	$4.7	1%
Sales and marketing expenses increased $4.7 million or 1% during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to $33.7 million related to brand and other marketing related expenses primarily due to our marketing campaigns during the second half of 2021, $6.9 million in app store fees due to increased sales, and $1.5 million in amortization of intangible assets due to our acquisition of DocSend. These increases were offset by decreases of $26.2 million in allocated overhead, which includes facilities-related costs for our corporate headquarters and $12.0 million in employee-related costs driven by a reduction in headcount including the impact of our reduction in force in the first quarter of 2021.

General and administrative

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
General and administrative	$224.6	$227.8	$(3.2)	(1)%
General and administrative expense decreased $3.2 million or 1% during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to decreases of $16.4 million in allocated overhead, which includes facilities-related costs for our corporate headquarters, $2.3 million in non-income-based taxes and $1.7 million in legal fees. These decreases were offset by increases of $15.3 million due to employee-related costs, including $12.2 million in stock-based compensation driven by the resignation of one of the co-founders and the forfeiture of his Co-Founder Grant in the first quarter of 2020 and $1.3 million in software license subscriptions.
Impairment related to real estate assets

	Year ended December 31,
	2021	2020	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$31.3	$398.2	$(366.9)	(92)%

Impairment related to real estate assets was $31.3 million during the year ended December 31, 2021 as we continued to evaluate the recoverability of our real estate assets as a result of our continued adoption of our Virtual First strategy. Adjustments to market participant assumptions, primarily expected downtime prior to the commencement of future subleases, resulted in the additional impairment losses, as well as impairment related to real estate assets acquired as part of the acquisition of DocSend in the first quarter of 2021.
Interest income, net
Interest income, net decreased $6.9 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a decrease in interest income from our money market funds and short-term investments as a result of government-initiated interest rate reductions in response to the COVID-19 pandemic and an increase in interest expense due to the amortization of debt issuance costs incurred as part of our convertible debt offering during the three months ended March 31, 2021.
Other income, net
Other income, net increased $5.0 million during the year ended December 31, 2021, as compared to the year ended December 31, 2020, primarily due to a $13.6 million gain related to the partial termination of our headquarters head lease and $14.1 million in gains related to the disposal of infrastructure assets. These increases were offset by $17.5 million in gains related to the sale of an equity investment during the year ended December 31, 2020 and decreases of $4.7 million in foreign currency transaction gains.
Benefit from (provision for) income taxes
Benefit from income taxes increased by $42.6 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to tax benefits from the DocSend acquisition and the release of a valuation allowance on Irish deferred tax assets during the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $533.0 million and short-term investments of $1,185.1 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2021, we had $201.4 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.

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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. In February 2022, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2021, we repurchased and subsequently retired 41.1 million shares of our Class A common stock for an aggregate amount of $1,058.6 million. This includes $200.0 million used to repurchase 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. The pace of our share repurchases may vary due to various circumstances, including market conditions and our stock price.
In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which was subsequently amended in February 2018 and February 2021. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The revolving credit facility terminates on April 4, 2022. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million. We may from time to time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase.

Interest on borrowings under the revolving credit facility accrues at a variable rate tied to SOFR, the prime rate, or the federal funds effective rate at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of as of December 31, 2021.

As of December 31, 2021, we had no amounts outstanding under the revolving credit facility and an aggregate of $52.2 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $447.8 million as of December 31, 2021.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. In addition to the convertible notes discussed above, as of December 31, 2021, we have cash commitments due to additional known contractual obligations.
The following table presents cash commitments due to known contractual obligations as of December 31, 2021:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$931.6	$116.2	$187.4	$146.8	$481.2
Finance lease commitments(2)	298.9	127.2	151.2	20.5	—
Other commitments(3)	111.5	47.9	45.3	0.7	17.6
Total contractual obligations	$1,342.0	$291.3	$383.9	$168.0	$498.8
(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices and data centers, excluding rent payments from our sub-tenants and variable operating expenses with terms of 14 years or less. As of December 31, 2021, we are entitled to non-cancelable rent payments from our sub-tenants of $76.3 million, which will be collected over the next 9 years.
(2)Consists of future non-cancelable minimum rental payments under finance leases primarily for our infrastructure with terms of 4 years or less.
(3)Consists of commitments to third-party vendors for services related to our infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications with terms of 14 years or less.
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
Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2021	2020

	(In millions)
Net cash provided by operating activities	$729.8	$570.8
Net cash used in investing activities	(524.8)	(233.6)
Net cash provided by (used in) financing activities	16.2	(577.7)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	4.1
Net (decrease) increase in cash and cash equivalents	$218.1	$(236.4)
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

For the year ended December 31, 2021, net cash provided by operating activities was $729.8 million, which primarily consisted of our net income of $335.8 million, adjusted for stock-based compensation expense of $287.1 million, depreciation and amortization expenses of $151.4 million, impairment related to real estate assets of $31.3 million, and net cash outflow of $93.9 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, key employee holdback payments related to the acquisition of HelloSign, and payment for partial termination of the headquarters head lease.
Investing activities
Net cash used in investing activities is primarily impacted by purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2021, net cash used in investing activities was $524.8 million, which primarily related to $396.1 million in net investment outflows, driven by the purchases of short-term investments, net of sales and maturities and $140.0 million related to cash paid for acquisitions. Additionally, cash paid for capital expenditures during the period was $22.1 million related to our office and datacenter build-outs.

Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment. Additionally, in connection with the issuance of convertible senior notes, proceeds from the issuance of convertible notes, proceeds from the issuance of warrants, purchases of convertible senior note hedges, and debt issuance costs impacted net cash used in financing activities.
For the year ended December 31, 2021, net cash provided by financing activities was $16.2 million, which primarily consisted of $1,303.0 million in net proceeds from the 2026 Notes and 2028 Notes, offset by offering costs, and the concurrent Note Hedges and Warrants transaction, $1,058.5 million for the repurchase of our common stock, $124.8 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $110.4 million in principal payments on finance lease obligations.

Significant Impacts of Stock-Based Compensation

Co-Founder Grants

In December 2017, the Board of Directors approved a grant to the Company’s co-founders of restricted stock awards (“RSAs”) with respect to 14.7 million shares of Class A Common Stock in the aggregate (collectively, the “Co-Founder Grants”), of which 10.3 million RSAs were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Arash Ferdowsi, the Company’s co-founder and former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends.

In March 2020, one of the Company's co-founders, Mr. Ferdowsi, resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi’s resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of all of his 4.4 million RSAs. As he did not provide the requisite service associated with the Co-Founder Grants, the Company reversed all stock-based compensation expense that had been recognized from the grant date through March 19, 2020. See Note 12, "Stockholders' (Deficit) Equity" for further information.

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

The Stock Price Target for Mr. Houston's first tranche of the Co-Founder Grant was achieved in the third quarter of 2021. As a result, the first tranche of Mr. Houston's Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method, and therefore no incremental stock-based compensation was recognized. From time to time, directors, officers, and employees of the Company enter into 10b5-1 plans. Mr. Houston adopted a 10b5-1 plan in June 2021, pursuant to which a portion of the shares issued upon achievement of the performance targets under his Co-Founder Award (the "vested shares") were sold to satisfy income taxes related to the vesting of the Co-Founder Award and, as the Company’s share price was below the share price established in Mr. Houston's 10b5-1 plan, the remainder of the vested shares were not sold. If the Company’s share price reaches or exceeds the share price established in Mr. Houston's 10b5-1 plan prior to the date on which the term of such 10b5-1 plan expires, the remainder of the vested shares will be sold.

Critical Accounting Estimates
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

While our significant accounting policies are more fully described in Note 1 “Description of the Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, we believe that the accounting policies described below involve a greater degree of judgment and estimation uncertainty.
Business combinations

Accounting for business combinations requires us to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, with the excess recorded to goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, and discount rates. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

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

In the fourth quarter of 2020, as a result of our Virtual First strategy, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and related lease assets, including leasehold improvements, furniture and fixtures, and computer equipment, and determined that the carrying value of the respective assets groups was not fully recoverable. As a result, we utilized discounted cash flow models to estimate the fair value of the assets groups and calculated the corresponding impairment loss. This review required the application of significant judgment in determining market participant assumptions.

During the year ended December 31, 2021, we continued to evaluate the recoverability of our real estate assets and made adjustments to market participant assumptions, primarily expected downtime prior to the commencement of future subleases, and recorded additional impairment losses.

Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence, which requires management's judgment, includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets. To the extent sufficient positive evidence becomes available, we may release all or a portion of our valuation allowance in one or more future periods. A release of the valuation allowance, if any, would result in the recognition of certain deferred tax assets and a material income tax benefit for the period in which such release is recorded. Refer to Note 14, “Income Taxes” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash and cash equivalents of $533.0 million and short-term investments of $1,185.1 million as of December 31, 2021. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Decreases in interest rates, however, would reduce future interest income.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR, the prime rate, or the federal funds effective rate. As of December 31, 2021, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2021, a hypothetical change in interest rates by 100 basis points would not have a significant impact on our cash and cash equivalents or the fair value of our investment portfolio.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the year ended December 31, 2021, 30% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $1.8 million losses and $2.9 million gains in net foreign currency transactions in the years ended December 31, 2021 and 2020, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2021 and 2020.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DROPBOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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
As described in Note 1 to the consolidated financial statements, the Company derives its revenue from subscription fees from customers for access to its platform, which it recognizes ratably over the related contractual term. The Company's revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.
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

Accounting for Acquisition of DocSend, Inc.
Description of the Matter
As disclosed in Note 5 to the consolidated financial statements, on March 22, 2021, the Company completed its acquisition of DocSend, Inc. for total consideration of $131.8M. The transaction was accounted for as a business combination in accordance with ASC 805.

Auditing the Company's accounting for its acquisition of DocSend, Inc. was complex due to the significant estimation required by management to determine the fair value of the acquired customer relationship ($8.1M) and developed technology ($11.5M) intangible assets. The Company applied the multi-period excess earnings method to value the customer relationship intangible asset and applied the relief from royalty method to value the developed technology intangible asset. These methods required the development of certain key assumptions, including discount rates, projected revenue growth rates, costs and expenses as a percentage of revenue, and customer attrition rates. These assumptions, taken together, have a significant effect on the estimated fair value of the acquired intangible assets, and could be impacted by future economic and market conditions.

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

We reviewed historical results and performed inquiries to validate the completeness of the identified intangible assets. To test the fair value of the customer relationship and developed technology intangible assets, we performed substantive audit procedures that included, among others, involving our valuation specialists to assist with our evaluation of the Company’s selection of valuation methodologies, testing the significant assumptions used to develop the prospective financial information, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. For example, we compared the significant assumptions to current industry, market and economic trends, and to the historical results of the acquired business. Specifically, when assessing the key assumptions, we focused on discount rates, projected revenue growth rates, costs and expenses as a percentage of revenue, and customer attrition rates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 18, 2022

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$533.0	$314.9
Short-term investments	1,185.1	806.4
Trade and other receivables, net	49.6	43.4
Prepaid expenses and other current assets	82.1	62.8
Total current assets	1,849.8	1,227.5
Property and equipment, net	322.0	338.7
Operating lease right-of-use asset	413.9	470.5
Intangible assets, net	53.6	33.5
Goodwill	356.6	236.9
Other assets	95.4	80.1
Total assets	$3,091.3	$2,387.2
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$25.7	$18.7
Accrued and other current liabilities	140.8	156.7
Accrued compensation and benefits	139.1	113.6
Operating lease liability	78.3	88.7
Finance lease obligation	120.4	99.6
Deferred revenue	671.5	610.5
Total current liabilities	1,175.8	1,087.8
Operating lease liability, non-current	632.0	759.6
Finance lease liability, non-current	167.7	171.6
Convertible senior notes, net, non-current	1,370.3	—
Other non-current liabilities	39.4	34.4
Total liabilities	3,385.2	2,053.4
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2021; no shares authorized, issued and outstanding as of December 31, 2020	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2021; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2020	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 292.7 shares issued and outstanding as of December 31, 2021; 2,400.0 shares authorized and 322.3 shares issued and outstanding as of December 31, 2020; Class B common stock - 475.0 shares authorized and 82.8 shares issued and outstanding as of December 31, 2021; 475.0 shares authorized and 83.5 issued and outstanding as of December 31, 2020; Class C common stock - 800.0 shares authorized and no shares issues and outstanding as of December 31, 2021; 800.0 shares authorized and no shares issued and outstanding as of December 31, 2020
	—	—
Additional paid-in capital	2,448.1	2,564.3
Accumulated deficit	(2,739.4)	(2,241.4)
Accumulated other comprehensive (loss) income	(2.6)	10.9
Total stockholders’ (deficit) equity	(293.9)	333.8
Total liabilities and stockholders’ (deficit) equity	$3,091.3	$2,387.2
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenue	$2,157.9	$1,913.9	$1,661.3
Cost of revenue(1)	444.2	414.6	411.0
Gross profit	1,713.7	1,499.3	1,250.3
Operating expenses(1):
Research and development	755.9	727.5	662.1
Sales and marketing	427.5	422.8	423.3
General and administrative	224.6	227.8	245.4
Impairment related to real estate assets(2)	31.3	398.2	—
Total operating expenses	1,439.3	1,776.3	1,330.8
Income (loss) from operations	274.4	(277.0)	(80.5)
Interest (expense) income, net	(5.2)	1.7	12.5
Other income, net	30.1	25.1	16.0
Income (loss) before income taxes	299.3	(250.2)	(52.0)
Benefit from (provision for) income taxes(3)	36.5	(6.1)	(0.7)
Net income (loss)	$335.8	$(256.3)	$(52.7)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$0.87	$(0.62)	$(0.13)
Diluted net income (loss) per share	$0.85	$(0.62)	$(0.13)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	$388.0	$414.3	$411.6
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	395.8	414.3	411.6

(1)Includes stock-based compensation as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Cost of revenue	$23.2	$17.1	$15.8
Research and development	190.1	174.1	147.6
Sales and marketing	25.0	33.7	31.4
General and administrative(4)	48.8	36.6	66.4

(2)Includes impairment charges related to real estate assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

(3)Fourth quarter and full-year 2021 GAAP net income was impacted by a $38.1 million one-time income tax benefit from the release of a valuation allowance on our Irish deferred tax assets.

(4)On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019. See Note 12 "Stockholders' (Deficit) Equity" for further information.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$335.8	$(256.3)	$(52.7)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	$(0.6)	$4.8	$2.9
Change in net unrealized (losses) gains on short-term investments	(12.9)	2.8	1.6
Total other comprehensive (loss) income, net of tax	$(13.5)	$7.6	$4.5
Comprehensive income (loss)	$322.3	$(248.7)	$(48.2)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit)equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	409.6	$—	$2,337.5	$(1,659.5)	$(1.2)	$676.8
Cumulative-effect from adoption of ASC 842	—	—	—	—	—	1.0	—	1.0
Release of restricted stock units and awards	—	—	11.2	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(4.1)	—	(70.4)	(15.0)	—	(85.4)
Exercise of stock options and awards	—	—	0.3	—	2.2	—	—	2.2
Assumed stock options in connection with acquisition	—	—	—	—	0.8	—	—	0.8
Stock-based compensation	—	—	—	—	261.2	—	—	261.2
Other comprehensive income	—	—	—	—	—	—	4.5	4.5
Net loss	—	—	—	—	—	(52.7)	—	(52.7)
Balance at December 31, 2019	—	$—	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	—	—	13.1	—	—	—	—
Shares withheld related to net share settlement	—	—	(4.7)	—	(43.5)	(48.7)	—	(92.2)
Repurchases of common stock	—	—	(20.2)	—	(187.3)	(210.2)	—	(397.5)
Exercise of stock options and awards	—	—	0.5	—	2.3	—	—	2.3
Stock-based compensation	—	—	—	—	261.5	—	—	261.5
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Net loss	—	—	—	—	—	(256.3)	—	(256.3)
Balance at December 31, 2020	—	$—	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
Release of restricted stock units and awards	—	—	14.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(4.6)	—	(35.2)	(89.6)	—	(124.8)
Repurchases of common stock	—	—	(41.1)	—	(314.3)	(744.2)	—	(1,058.5)
Exercise of stock options and awards	—	—	0.7	—	6.9	—	—	6.9
Assumed stock options in connection with acquisition	—	—	—	—	1.2	—	—	1.2
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	—	—	(265.3)	—	—	(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	—	—	202.9	—	—	202.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	287.1	—	—	287.1
Other comprehensive loss	—	—	—	—	—	—	(13.5)	(13.5)
Net income	—	—	—	—	—	335.8	—	335.8
Balance at December 31, 2021	—	$—	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$335.8	$(256.3)	$(52.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151.4	159.3	173.5
Stock-based compensation	287.1	261.5	261.2
Impairment related to real estate assets	31.3	398.2	—
Amortization of debt issuance costs	3.8	0.6	0.6
Net gains on equity investments	—	(17.5)	—
Amortization of deferred commissions	32.3	24.4	17.5
Net gains on lease termination	(13.6)	—	—
Other	(4.4)	(2.6)	(16.6)
Changes in operating assets and liabilities:
Trade and other receivables, net	(6.2)	(5.5)	(7.5)
Prepaid expenses and other current assets	(58.4)	(39.4)	(18.2)
Other assets	50.5	61.4	60.6
Accounts payable	7.6	(19.9)	6.4
Accrued and other current liabilities	(34.6)	(9.8)	23.0
Accrued compensation and benefits	23.5	11.7	19.1
Deferred revenue	59.8	55.1	68.7
Other non-current liabilities	(109.2)	(72.9)	(62.4)
Tenant improvement allowance reimbursement	5.1	22.5	55.3
Cash paid for lease termination	(32.0)	—	—
Net cash provided by operating activities	729.8	570.8	528.5
Cash flows from investing activities
Capital expenditures	(22.1)	(80.1)	(136.1)
Purchase of intangible assets	(6.8)	(0.2)	(1.7)
Business combinations, net of cash acquired	(140.0)	—	(173.9)
Purchases of short-term investments	(1,138.4)	(756.1)	(775.4)
Proceeds from maturities of short-term investments	448.7	386.7	294.8
Proceeds from sales of short-term investments	293.6	198.8	456.1
Other	40.2	17.3	16.2
Net cash used in investing activities	(524.8)	(233.6)	(320.0)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes	1,389.1	—	—
Purchases of convertible note hedge in connection with issuance of convertible senior notes	(265.3)	—	—
Proceeds from sale of warrants in connection with issuance of convertible senior notes	202.9	—	—
Payments of debt issuance costs	(23.7)	—	—
Payments for taxes related to net share settlement of restricted stock units and awards	(124.8)	(92.2)	(85.4)
Proceeds from issuance of common stock, net of taxes withheld	6.9	2.3	2.2
Principal payments on finance lease obligations	(110.4)	(89.5)	(92.9)

Common stock repurchases	(1,058.5)	(397.5)	—
Other	—	(0.8)	(0.6)
Net cash provided by (used in) financing activities	16.2	(577.7)	(176.7)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	4.1	0.2
Change in cash and cash equivalents	218.1	(236.4)	32.0
Cash and cash equivalents—beginning of period	314.9	551.3	519.3
Cash and cash equivalents—end of period	$533.0	$314.9	$551.3
Supplemental cash flow data:
Cash paid during the period for:
Interest	$8.5	$9.6	$9.8
Income taxes	$4.2	$5.0	$0.6
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$5.6	$7.8	$19.9
Property and equipment acquired under finance leases	$127.3	$145.8	$144.1

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1. Description of the Business and Summary of Significant Accounting Policies
Business
Dropbox, Inc. (the “Company” or “Dropbox”) helps keep life organized and work moving. The Company was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. The Company is headquartered in San Francisco, California.

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

The Company’s most significant estimates and judgments involve the valuation of acquired intangible assets and goodwill from business combinations, as well as the valuation of right-of-use and other lease related assets.

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

Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive (loss) income, net of tax.

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $1.8 million and gains of $2.9 million in the years ended December 31, 2021 and 2020, respectively.

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

The Company’s subscription agreements generally have monthly or annual contractual terms and a small percentage have multi-year contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to, the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period. The Company’s contracts are generally non-cancelable.

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
The Company recognized $610.5 million, $554.2 million, and $481.1 million of revenue during the years ended December 31, 2021, 2020, and 2019 respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2021, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $733.8 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service based vesting condition over a four-year period vesting quarterly, as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founders and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentives Plans. The Company recognizes compensation expense associated with RSUs ratably on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In connection with the acquisition of DocSend, Inc. (“DocSend”), the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan. The fair value of the DocSend options assumed were based upon the Black-Scholes option-pricing model. See Note 12 "Stockholders' (Deficit) Equity" for further information.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In December 2017, the Board of Directors approved the Company’s Co-Founder Grants, consisting of 14.7 million shares of Class A Common Stock in the aggregate, of which 10.3 million restricted stock awards ("RSAs") were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Arash Ferdowsi, the Company’s co-founder and former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grants using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. Effective March 19, 2020, Mr. Ferdowsi resigned as a member of the Board of Directors and as an officer of the Company. As of the date of Mr. Ferdowsi's resignation, none of the Stock Price Targets had been met, resulting in the forfeiture of his 4.4 million RSAs. See Note 12, "Stockholders' (Deficit) Equity" for further information. The first tranche of Mr. Houston's Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method, and therefore no incremental stock-based compensation was recognized.

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

Advertising and promotional expense
Advertising and promotional expenses are primarily included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $108.6 million, $81.4 million, and $88.8 million in the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive (loss) income in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2021.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents, and short-term investments with well-established financial institutions.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 14% and 29% of total trade and other receivables, net as of December 31, 2021. Two distribution partners accounted for 11% and 28% of total trade and other receivables, net as of December 31, 2020. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for expected credit losses.

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was $1.0 million and $0.5 million as of December 31, 2021 and 2020, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as non-current notes receivable. Non-trade receivables totaled $4.1 million and $2.7 million, as of December 31, 2021 and 2020, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $23.7 million and $35.0 million during the years ended December 31, 2021 and 2020, respectively.

Deferred commissions, net included in prepaid and other current assets were $30.8 million and $26.7 million as of December 31, 2021 and 2020, respectively. Deferred commissions, net included in other assets were $34.6 million and $47.3 million as of December 31, 2021 and 2020, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions related to renewal contracts are typically amortized over one year. Amortized costs were $32.3 million, $24.4 million, and $17.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortized costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no material impairment loss in relation to the deferred costs for any period presented.

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
The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life
Buildings	20 to 30 years
Data center and other computer equipment	3 to 5 years
Office equipment and other	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Equity investments
As of both December 31, 2021 and 2020, the Company held an equity investment in a privately held entity in which the Company did not have a controlling interest or significant influence. The equity investment is recorded in other assets. During the year ended December 31, 2020, the Company recognized a net gain of $16.8 million in other income, net related to the sale of a publicly traded equity investment. The investment had a carrying value of $9.8 million as of December 31, 2019, and was previously measured using quoted prices in its active market with changes recorded in other income, net, in the condensed consolidated statement of operations.

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

As part of the Company's Virtual First strategy, Dropbox will retain a portion of its office space to be used for the Company’s team collaboration use and a portion will be subleased. During the year ended December 31, 2021, the Company recorded impairment charges of $31.3 million related to its operating leases and related assets and real estate assets acquired as part of the acquisition of DocSend in the first quarter of 2021. During the fourth quarter of 2020, the Company recorded an impairment charge of $398.2 million related to its operating leases and related assets. These impairment charges were recorded as a result of the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In the fourth quarter of 2021, the Company paid $32 million to partially terminate its headquarters head lease. In conjunction with the termination, the Company reduced its assets by $63.6 million and its liabilities by $109.1 million. As a result, the Company is relieved from future obligations related to this space and recognized a $13.6 million gain.

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

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2021, 2020, and 2019.

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

    The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. At December 31, 2021, the single reporting unit had a zero or negative carrying value of net assets. Goodwill allocated to the single reporting unit is $356.6 million at December 31, 2021.

    The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these consolidated financial statements.

    The Company recorded impairment charges of $31.3 million related to right-of-use assets and other lease related property and equipment assets and $215.8 million related to right-of-use assets and $182.4 million related to other lease related property and equipment assets during the years ended December 31, 2021 and December 31, 2020, respectively, in conjunction with its decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.

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

Recently issued accounting pronouncements not yet adopted

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

modification or exchange. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2021-04 to have a significant impact on its consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2021-05 to have a significant impact on its consolidated financial statements.

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

The Company early adopted this guidance as of January 1, 2021 using the modified retrospective approach. The adoption of the guidance did not have an impact on the Company’s financial statement as of the adoption date. As further discussed in Note 8 "Debt", the Company issued certain convertible senior notes and entered into certain contracts in the Company’s own equity during the year ended December 31, 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the convertible senior notes was calculated based on the if-converted method, as further described in Note 13 "Net Income (Loss) Per Share" for further information.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments
    The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2021 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$142.7	$—	$—	$142.7
Cash equivalents
Money market funds	390.3	—	—	390.3
Total cash & cash equivalents	$533.0	$—	$—	$533.0
Short-term investments
Corporate notes and obligations	607.4	0.4	(4.0)	603.8
U.S. Treasury securities	240.4	—	(2.9)	237.5
Asset backed securities	140.7	0.1	(1.2)	139.6
Municipal securities	70.5	—	(0.7)	69.8
Commercial paper	61.7	—	—	61.7
Certificates of deposit	32.1	—	—	32.1
Foreign government obligations	18.4	—	(0.1)	18.3
U.S. agency obligations	14.6	—	(0.2)	14.4
Supranational securities	8.0	—	(0.1)	7.9
Total short-term investments	1,193.8	0.5	(9.2)	1,185.1
Total	$1,726.8	$0.5	$(9.2)	$1,718.1

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $8.3 million and $9.8 million as of December 31, 2021 and December 31, 2020, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2021:

	Amortized cost	Estimated fair value

Due within one year	$301.3	$301.4
Due between one to three years	561.6	558.1
Due after three years	330.9	325.6
Total	$1,193.8	$1,185.1

The Company had 667 short-term investments in unrealized loss positions as of December 31, 2021. There were no material unrealized losses from short-term investments and no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive (loss) income for the year ended December 31, 2021.

As of December 31, 2021, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $9.2 million as of December 31, 2021. Unrealized losses on short-term investments have not been recorded into income because

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in credit spreads. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded $7.5 million, $12.5 million, and $22.8 million in interest income from its cash, cash equivalents and short-term investments for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$390.3	$—	$—	$390.3
Total cash equivalents	$390.3	$—	$—	$390.3
Short-term investments
Corporate notes and obligations	—	603.8	—	603.8
U.S. Treasury securities	—	237.5	—	237.5
Asset backed securities	—	139.6	—	139.6
Municipal securities	—	69.8	—	69.8
Commercial paper	—	61.7	—	61.7
Certificates of deposit	—	32.1	—	32.1
Foreign government obligations	—	18.3	—	18.3
U.S. agency obligations	—	14.4	—	14.4
Supranational securities	—	7.9	—	7.9
Total short-term investments	—	1,185.1	—	1,185.1
Total	$390.3	$1,185.1	$—	$1,575.4

As of December 31, 2021, the Company has an investment in a non-marketable equity security in a privately held Company without a readily determinable market value. The investments had a carrying value of $5.6 million and is categorized as Level 3.

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
The Company has $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of December 31, 2021. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of December 31, 2021 was approximately $680.8 million and $686.4 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2021	2020
Data center and other computer equipment	$634.5	$652.7
Furniture and fixtures	21.7	19.9
Leasehold improvements	106.7	96.9
Construction in progress	11.7	21.0
Total property and equipment	774.6	790.5
Accumulated depreciation and amortization	(452.6)	(451.8)
Property and equipment, net	$322.0	$338.7
During the fourth quarter of 2021, the Company retired $65.0 million of fully depreciated data center assets that are no longer in use.
The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2021 and 2020, respectively, included a total of $469.4 million and $395.2 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $237.6 million and $156.6 million as of December 31, 2021 and 2020, respectively.
Depreciation expense related to property and equipment was $135.7 million and $145.1 million for the years ended December 31, 2021 and 2020 respectively.
Note 5. Business Combinations
2021 Business Combination

On March 22, 2021, the Company acquired all outstanding stock of DocSend, a secure document sharing and analytics company. The Company believes the combination of Dropbox, HelloSign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results. The results of DocSend's operations have been included in the Company’s consolidated results of operations since the date of acquisition and were immaterial for the periods presented.

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to common and preferred stockholders and vested option holders	$125.5
Transaction costs paid by Dropbox on behalf of DocSend	5.0
Fair value of assumed DocSend options attributable to pre-combination services(1)	1.2
Purchase price adjustments	0.1
Total purchase consideration	$131.8

(1) The fair value of options assumed was based upon the Black-Scholes option-pricing model.

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

Assets acquired:
Cash and cash equivalents	$5.1
Acquisition-related intangible assets	20.6
Accounts receivable, prepaid and other assets	6.1
Total assets acquired	$31.8

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.4
Deferred revenue	1.9
Deferred tax liability	1.9
Total liabilities assumed	10.2
Net assets acquired, excluding goodwill	21.6
Total purchase consideration	131.8
Goodwill (2)	$110.2

(2) The goodwill recognized was primarily attributable to the opportunity to expand the user base of the Company's platform. The goodwill is not deductible for U.S. federal income tax purposes.

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Developed technology	11.5	5.0
Customer relationships	8.1	5.0
Trade name	1.0	5.0
Total acquisition-related intangible assets	$20.6

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

In addition to the total purchase consideration above, the Company has employee holdback agreements with key HelloSign personnel consisting of $48.5 million in cash payments subject to ongoing employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The payments began in the first quarter of 2020, with $16.2 million paid during the year ended December 31, 2021. The remaining balance of $4.1 will be paid evenly in quarterly installments over the remaining required service period.

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

Note 6. Intangible Assets
Intangible assets consisted of the following:

	As of December 31,		Weighted- average remaining useful life (In years)
	2021	2020
Developed technology	$45.9	$26.0	3.7
Customer relationships	28.6	20.5	3.6
Patents	19.5	12.8	5.3
Software	9.0	9.0	1.3
Trademarks and trade names	5.6	4.6	2.7
Licenses	4.6	4.6	—
Assembled workforce in asset acquisitions	3.0	3.0	—
Other	0.8	0.8	3.8
Total intangibles	117.0	81.3
Accumulated amortization	(63.4)	(47.8)
Intangible assets, net	$53.6	$33.5
Amortization expense was $15.6 million, $14.1 million, and $13.6 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Expected future amortization expense for intangible assets as of December 31, 2021, is as follows:

2022	$15.4
2023	14.9
2024	10.5
2025	8.0
2026	3.7
Thereafter	1.1
Total	$53.6

Note 7. Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2020	$236.9
DocSend acquisition	110.2
Other acquisition	8.9
Effect of foreign currency translation	0.6
Balance at December 31, 2021	$356.6

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2021, 2020, and 2019.
Note 8. Debt
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

In February 2018, the Company amended the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million and extended the term of the agreement through March 2026. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs.

Pursuant to the terms of the revolving credit facility, the Company may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing. Pursuant to the terms of the revolving credit facility, the Company is required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company is required to pay a fee in connection

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

with letters of credit issued under the revolving credit facility, which accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate based on SOFR plus a spread of 1.375% or at an alternative base rate plus a spread of 0.375%.

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2021 and 2020, respectively.

The Company had an aggregate of $52.2 million of letters of credit outstanding under the revolving credit facility as of December 31, 2021, and the Company’s total available borrowing capacity under the revolving credit facility was $447.8 million as of December 31, 2021. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with this reporting obligations from the issuance date through December 31, 2021. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of December 31, 2021.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of December 31, 2021. In addition, during the year ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the year ended December 31, 2021.

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

The following is a summary of the Company’s convertible senior notes as of December 31, 2021.

	2026 Notes	2028 Notes	Total
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(9.1)	(9.7)	(18.8)
Carrying value, net	686.7	683.6	1,370.3

During the year ended December 31, 2021, the Company recognized $1.9 million and $1.3 million in interest expense for the 2026 Notes and the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of December 31, 2021.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
2022	$—
2023	—
2024	—
2025	—
2026	695.8
Thereafter	693.3
Total	1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of December 31, 2021, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of December 31, 2021, the Company’s Class common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years. Sublease income, which is recorded as a reduction of operating lease cost, was $17.6 million for the year ended December 31, 2021 and $7.2 million for the year ended December 31, 2020.

The components of lease cost were as follows:

	Year ended December 31,
	2021	2020
Operating lease cost (1)	107.8	125.5
Finance lease cost:
Amortization of assets under finance lease	107.1	84.8
Interest	8.8	9.1
Total finance lease cost	115.9	93.9

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial

Other information related to leases was as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$130.3	$121.5
Payments for finance leases included in cash from operating activities	8.8	9.1
Payments for finance leases included in cash from financing activities	110.4	89.5
Assets obtained in exchange for lease obligations:
Operating leases	67.1	109.3
Finance leases	$127.3	$145.8

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2021	As of December 31, 2020
Weighted Average Remaining Lease Term (in years)
Operating leases	10.2	10.6
Finance leases	2.7	2.9

Weighted Average Discount Rate
Operating leases	4.0%	4.0%
Finance leases	2.9%	3.4%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2022	$113.1	$127.2
2023	96.8	93.2
2024	86.6	58.0
2025	81.2	20.4
2026	61.5	0.1
Thereafter	461.6	—
Total future minimum lease payments	900.8	298.9
Less imputed interest	(185.5)	(10.8)
Less tenant improvement receivables	(5.0)	—
Total liability	$710.3	$288.1

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and data centers where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2021 were as follows:

Year ending December 31,	Operating leases
2022	$20.8
2023	12.7
2024	11.7
2025	10.7
2026	7.0
Thereafter	13.4
Total future sublease rent payments	76.3
Less sub-tenant incentive	(1.0)
Total future sublease rent payments, net	$75.3

In 2017, the Company entered into a lease agreement for office space in San Francisco, California, to serve as its corporate headquarters. The Company took possession of three phases of the space between June 2018 and December 2019, and began to recognize lease costs and lease obligations, net of tenant improvement reimbursements related to the space. At lease commencement, the Company's total expected minimum obligations for all three phases of the lease were $836.4 million, which

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

exclude expected tenant improvement reimbursements from the landlord of approximately $75.0 million and variable operating expenses. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. The Company does not expect to collect further tenant improvement reimbursements through the remainder of the lease. In the fourth quarter of 2021, the Company executed a partial termination of its headquarters and the related sublease for the space. In conjunction with the termination, the Company reduced its assets by $63.6 million and its liabilities by $109.1 million. The Company also paid a one-time fee to the landlord for $32 million. As a result, the Company recognized a $13.6 million gain. As of December 31, 2021, the Company's remaining minimum obligation for its headquarters was $602.3 million.

In the fourth quarter of 2020, the Company announced a Virtual First work model pursuant to which remote work will become the primary experience for all of its employees. As part of the Virtual First strategy, Dropbox retained a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease. The Company evaluated certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360.

In connection with this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

As a result, the Company recorded total impairment of $398.2 million for its operating leases and related assets during the year ended December 31, 2020. Of the total impairment charge, $215.8 million was related to right-of-use assets and $182.4 million was related to other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment. During the year ended December 31, 2021, the Company recorded a total impairment of $31.3 million for its operating leases and related assets.

As of December 31, 2021, the Company had commitments of $29.7 million for an operating lease that has not yet commenced, and therefore is not included in the right-of-use asset or operating lease liability. This operating lease will commence in 2022 with a lease term of 14 years.

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

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2021, are as follows, and exclude non-cancelable rent payments from the Company's sub-tenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2022	127.2	116.2	47.9
2023	93.2	98.8	42.2
2024	58.0	88.6	3.1
2025	20.4	83.2	0.3
2026	0.1	63.6	0.4
Thereafter	—	481.2	17.6
Future minimum payments	298.9	931.6	111.5
Less interest and taxes	(10.8)
Less current portion of the present value of minimum lease payments	(120.4)
Financing lease obligations, net of current portion	167.7

(1)This balance includes short-term lease obligations and operating leases that we have entered into but have not yet commenced.
(2)This balance excludes founder holdbacks related to our acquisitions of HelloSign and DocSend. See Note 5, "Business Combinations" for further details.

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

On March 2, 2020, the Federal Plaintiffs filed a consolidated class action complaint. On April 16, 2020, the Dropbox Defendants filed a motion to dismiss the federal consolidated class action complaint. On October 21, 2020, the court issued an order granting the Company's motion to dismiss the Federal Plaintiffs’ complaint, setting a deadline of January 6, 2021 for the Federal Plaintiffs to file any amended complaint. The federal court extended this deadline to February 22, 2021 to provide time

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

for the parties to explore resolving the case. On February 11, 2021, the parties attended mediation and reached a settlement in principle for an immaterial amount subject to final documentation and preliminary and final approval by the court. On July 22, 2021, the Court held a preliminary settlement approval hearing. On August 3, 2021, the Court entered an order preliminarily approving the settlement and providing for notice to the class. The Court held a hearing for final approval of the settlement on December 2, 2021. On December 8, 2021, the Court entered an order approving the settlement and dismissing the case. Accordingly, the federal securities litigation is now resolved.

On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting the Company's motion to dismiss the consolidated state court case. On December 15, 2020, the State Plaintiffs filed a notice of appeal of this order, and on December 8, 2021, the State Plaintiffs filed their opening brief. Dropbox filed its responding appellate brief on February 4, 2022. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

Indemnification
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims.

Note 11.Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2021	2020

Non-income taxes payable	$77.4	$85.9
Accrued legal and other external fees	24.0	23.4
Other accrued and current liabilities	39.4	47.4
Total accrued and other current liabilities	$140.8	$156.7

Note 12. Stockholders’ (Deficit) Equity
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

As of December 31, 2021, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.7 million and 77.8 million shares into an equivalent number shares of Class A common stock during the years ended December 31, 2021 and December 31, 2020 respectively. As of December 31, 2021, 292.7 million shares of Class A common stock, 82.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2020, 322.3 million shares of Class A common stock, 83.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2021 and 2020 exclude restricted stock awards granted to certain executives during the year. Class A shares issued and outstanding as of December 31, 2021 exclude 8.3 million unvested restricted stock awards granted to the Company's co-founder. Class A shares issued and outstanding as of December 31, 2020 exclude 10.3 million

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

unvested restricted stock awards granted to the Company's co-founders. See "Co-Founder Grants" section below for further details.
Preferred stock
The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. In February 2021 the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2020 stock repurchase program of up to $600 million during the nine months ended September 30, 2021. In February 2022, the Board of Directors authorized the Company to repurchase up to an additional $1.2 billion of the Company's outstanding shares of Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the year ended December 31, 2021, the Company repurchased and subsequently retired 41.1 million shares of its Class A common stock for an aggregate amount of $1.1 billion. This includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program. During the year ended December 31, 2020, the Company repurchased and subsequently retired 20.2 million of its Class A common stock for an aggregate amount of $397.5 million.
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

In connection with the acquisition of DocSend, the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option Grant.

As of December 31, 2021, there were 25.3 million stock-based awards issued and outstanding and 96.7 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option Grant (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2021 and 2020:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance at December 31, 2019	66.2	2.0	$12.28	6.5	$16.4	30.7	$20.48
Additional shares authorized	21.7
Options exercised and restricted stock units and awards released		(0.4)	5.67			(13.1)	19.57
Options and restricted stock units and awards canceled	10.8	(0.3)	17.62			(10.6)	19.92
Shares withheld related to net share settlement	4.7						19.56
Options and restricted stock units and awards granted	(24.9)					24.9	18.88
Balance as of December 31, 2020(2)	78.5	1.3	$13.73	5.7	$11.4	31.9	$19.79
Additional shares authorized	20.3
Stock options assumed (1)	0.4	0.4	$2.17
Options exercised and restricted stock units and awards released		(0.7)	9.77			(14.8)	19.35
Options and restricted stock units and awards canceled	10.9	(0.1)	11.84			(10.8)	20.87
Shares withheld related to net share settlement of restricted stock units and awards	4.6						20.71
Options and restricted stock units and awards granted	(18.0)					18.0	26.7
Balance as of December 31, 2021(2)	96.7	0.9	$12.09	5.4	$10.0	24.3	$29.18
Vested at December 31, 2021		0.5	$17.35	4.2	$3.6	—	$—
Unvested at December 31, 2021		0.4	$3.33		$6.4	24.3	$29.18

(1) This amount includes an immaterial amount of unvested RSUs that were assumed as part of the acquisition of DocSend. The RSUs had a weighted-average grant date fair value of $26.86 per share and a total fair value of $0.4 million, all of which will be recognized as post-combination stock-based compensation expense.

(2) This amount excludes restricted stock awards granted with service and market based vesting conditions.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Intrinsic value of options exercised	$12.3	$6.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2021, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grants), and RSUs was $603.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.7 years as of December 31, 2021.
Assumed stock options

In connection with the acquisition of DocSend the Company assumed 0.9 million unvested stock options which were valued using the Black-Scholes option-pricing model. The fair value of stock options assumed were estimated using the following assumptions:

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
Co-Founder Grants
In December 2017, the Board of Directors approved the Company’s Co-Founder Grants, consisting of 14.7 million shares of Class A Common Stock in the aggregate, of which 10.3 million RSAs were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer, and 4.4 million RSAs were granted to Arash Ferdowsi, the Company’s co-founder and former director. These Co-Founder Grants have service-based, market-based, and performance-based vesting conditions. The Co-Founder Grants are excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grants also provide the holders with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends.

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

The first tranche of Mr. Houston's Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method, and therefore no incremental stock-based compensation was recognized. From time to time, directors, officers, and employees of the Company enter into 10b5-1 plans. Mr. Houston adopted a 10b5-1 plan in June 2021, pursuant to which a portion of the shares issued upon achievement of the performance targets under his Co-Founder Award (the "vested shares") were sold to satisfy income taxes related to the vesting of the Co-Founder Award and, as the Company’s share price was below the share price established in Mr. Houston's 10b5-1 plan, the remainder of the vested shares were not sold. If the Company’s share price reaches or exceeds the share price established in Mr. Houston's 10b5-1 plan prior to the date on which the term of such 10b5-1 plan expires, the remainder of the vested shares will be sold.

The Company recognized stock-based compensation expense related to the Co-Founder Grants of $14.6 million and $23.4 million during the years ended December 31, 2021 and December 31, 2020, respectively. The amount of stock-based compensation expense related to the Co-Founder Grants for the year ended December 31, 2020 does not include the reversal of $23.8 million in expense for Mr. Ferdowsi's grant. Unamortized stock-based compensation expense related to the Co-Founder Grants was $21.1 million for the year ended December 31, 2021.

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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year ended December 31,
	2021
	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$263.9	$71.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	$304.9	$83.1
Net income per common share, basic	$0.87	$0.87
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$263.9	$71.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	$71.9	$—
Reallocation of net income to Class B common stock	$—	$(1.3)
Net income attributable to common stockholders for diluted EPS	$335.8	$70.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	304.9	83.1
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	7.8	0.1
Conversion of Class B to Class A common stock	83.1	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	395.8	83.2
Net income per common share, diluted	$0.85	$0.85

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the respective periods outstanding.

	Year ended December 31,
	2020		2019
	Class A	Class B	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(182.5)	$(73.8)	$(30.3)	$(22.4)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	295.0	119.3	236.8	174.8
Net loss per common share, basic and diluted	$(0.62)	$(0.62)	$(0.13)	$(0.13)

Since the Company was in a loss position for the years ended December 31, 2020 and 2019, basic net loss per share attributable to common stockholders is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Year ended December 31,
	2021	2020	2019
Restricted stock units and awards	2.4	10.5	29.3
Options to purchase shares of common stock	0.1	0.9	1.9
Co-Founder Grants	9.3	11.3	14.7
Convertible Senior Notes	31.9	—	—
Warrants	31.9	—	—
Total	75.6	22.7	45.9

Note 14. Income Taxes
For the years ended December 31, 2021, 2020, and 2019, the Company’s income (loss) from continuing operations before provision for income taxes was as follows:

	Year ended December 31,
	2021	2020	2019
Domestic	$185.3	$(57.7)	$(98.8)
Foreign	114.0	(192.5)	46.8
Income (loss) before income taxes	$299.3	$(250.2)	$(52.0)
The components of the benefit from (provision for) income taxes in the years ended December 31, 2021, 2020, and 2019, were as follows:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$(0.4)	$—	$0.1
State	(0.7)	(2.7)	(0.6)
Foreign	(2.5)	(6.0)	(7.7)
Deferred:
Federal	2.2	—	6.6
State	0.4	—	0.6
Foreign	37.5	2.6	0.3
Benefit from (provision for) income taxes	$36.5	$(6.1)	$(0.7)

    A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year ended December 31,
	2021	2020	2019
Tax (provision) benefit at federal statutory rate	$(62.8)	$52.5	$10.9
State taxes, net of federal benefit	(5.5)	1.2	2.4
Foreign rate differential	0.9	(12.2)	(0.9)
Research and other credits	38.1	34.9	30.2
Non-deductible compensation	(6.2)	(4.1)	(3.4)
Meals & entertainment	(0.1)	(0.6)	(2.5)
Permanent differences	(0.7)	(1.2)	(2.1)
Change in valuation allowance	51.4	(69.6)	(32.2)
Stock-based compensation	23.5	(3.2)	1.8
Other non-deductible items	(2.1)	(3.8)	(4.9)
Benefit from (provision for) income taxes	$36.5	$(6.1)	$(0.7)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$202.6	$230.3
Research credit carryforwards	263.9	226.3
Stock-based compensation	25.2	27.3
Accruals and reserves	41.6	34.0
Lease liability	168.4	208.1
Convertible senior notes	57.3	—
Other	—	3.2
Gross deferred tax assets	759.0	729.2
Valuation allowance	(586.7)	(583.7)
Total deferred tax assets, net of valuation allowance	172.3	145.5
Deferred tax liabilities:
Fixed assets and intangible assets	20.6	5.8
Right-of-use assets	110.2	135.4
Other	0.3	0.3
Total deferred tax liability	131.1	141.5
Net deferred tax assets	$41.2	$4.0
For the years ended December 31, 2021 and 2020, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was unlikely that the U.S. and Israel net deferred tax assets were fully realizable as of December 31, 2021 and 2020. Accordingly, the Company established a full valuation allowance against its U.S. deferred tax assets and a partial valuation allowance against its Israeli deferred tax assets totaling $586.7 million, if recognized, $57.1 million of the U.S. valuation allowance would be recorded to additional paid in capital.
The Company recognized an income tax benefit of $38.1 million due to the release of the valuation allowance on the Irish deferred tax assets for the year ended December 31, 2021. These Irish deferred tax assets were created primarily as a result of net operating loss carryforwards from the Company's historical Irish subsidiary business operations. Management applied

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future.
Given the Company’s recent history of U.S. earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the valuation allowance recorded against the deferred tax assets held by the U.S. will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.
As of December 31, 2021, the Company had $623.8 million of federal, $352.1 million of state, and $310.1 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $5.1 million will begin to expire in 2032 and $618.7 million will carryforward indefinitely, while state net operating losses begin to expire in 2029. The foreign net operating loss carryforwards will carryforward indefinitely.
As of December 31, 2021, the Company had research credit carryforwards of $246.1 million and $130.0 million for federal and state income tax purposes, respectively, of which $61.7 million and $33.7 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal credit carryforward will begin to expire in 2031. The state research credits have no expiration date.
As of December 31, 2021, the Company had $0.6 million of foreign tax credit carryforwards, which will carryforward indefinitely. The Company also had $3.6 million of state enterprise zone credit carryforwards, which will begin to expire in 2023.
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
As of December 31, 2021, the balance of unrecognized tax benefits was $107.3 million of which $11.9 million, if recognized, would affect the effective tax rate and $95.4 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2021	2020	2019
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$91.4	$74.5	$59.8
Gross increases related to prior period tax positions	—	1.3	0.1
Gross decreases related to prior period tax positions	(0.3)	—	—
Gross increases related to current period tax positions	18.5	15.8	14.6
Reductions due to lapse in statute of limitations	(1.5)	(0.2)	—
Reductions due to settlements with taxing authorities	(0.8)	—	—
Balance of gross unrecognized tax benefits at the end of the fiscal year	$107.3	$91.4	$74.5

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2021, the amount of accrued interest and penalties related to uncertain tax positions was $3.7 million. Interest and penalties recognized for the year ended December 31, 2021, 2020, and 2019 was $0.4 million, $0.7 million, and $1.3 million, respectively.
It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.
The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2007 remain open for examination by the federal and state authorities, and from 2014 by foreign authorities.
The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2021, there were no cumulative undistributed earnings in its Irish subsidiary and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries, if any, are immaterial.
Note 15. Geographic Areas
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2021	2020
United States	$316.6	$334.2
International(1)	5.4	4.5
Total property and equipment, net	$322.0	$338.7

(1)No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2021 and 2020.
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2021, 2020, and 2019:

	Year ended December 31,
	2021	2020	2019
United States	$1,130.0	$999.3	$854.1
International(1)	1,027.9	914.6	807.2
Total revenue	$2,157.9	$1,913.9	$1,661.3

(1)No single country outside of the United States accounted for more than 10 percent of total revenue during the years ended December 31, 2021, 2020, and 2019

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 16. Subsequent Events
On February 11, 2022 the Board of Directors authorized the Company to repurchase up to an additional $1.2 billion of the Company’s outstanding shares of Class A common stock under our previously announced stock repurchase program. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases or in privately negotiated transactions, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

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
Our management, under the supervision of our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2022 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2021.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38434	3.3	May 11, 2018

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.5	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-38434	4.3	February 26, 2021

4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-38434	4.4	February 26, 2021

4.8	Description of Capital Stock	10-Q	001-38434	4.1	August 7, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	10-K	001-38434	10.2	February 19, 2021

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

		Form	File Number	Exhibit	Filed with SEC
10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	10-K	001-38434	10.8	February 19, 2021

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Form of Change in Control and Severance Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.11	February 21, 2020

10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Employment Letter between the Registrant and Timothy Young.	10-K	001-38434	10.17	February 21, 2020

10.14+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.15+	Offer Letter between the Registrant and Timothy Young	10-Q	001-38434	10.1	November 6, 2020

10.16+	Restricted Stock Agreement between the Registrant and Timothy Young	10-K	001-38434	10.17	February 19, 2021

10.17	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.18	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.19	Third Amendment and Restatement Agreement to the Revolving Credit and Guaranty Agreement, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 23, 2021.	8-K	001-38434	10.6	February 26, 2021

10.20	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule I thereto.	8-K	001-38434	10.1	February 26, 2021

10.21	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.22	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.23	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.24	Form of 2028 Warrant Confirmation.	8-K	001-38434	10.5	February 26, 2021

		Form	File Number	Exhibit	Filed with SEC

10.25+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

10.26*	Eighth Amendment to Office Lease, dated November 1, 2021 and executed on December 16, 2021, by and between the Registrant and KRE Exchange Owner LLC

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 18, 2022.

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

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 18, 2022

/s/ Timothy J. Regan Timothy J. Regan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 18, 2022

/s/ Donald W. Blair Donald W. Blair	Director	February 18, 2022

/s/ Lisa Campbell Lisa Campbell	Director	February 18, 2022

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 18, 2022

/s/ Sara Mathew Sara Mathew	Director	February 18, 2022

/s/ Karen A. Peacock Karen A. Peacock	Director	February 18, 2022

/s/ Michael Seibel Michael Seibel	Director	February 18, 2022