Form 10-Q
period 2022-03-31
DROPBOX, INC.
filed 2022-05-06
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or
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

As of May 2, 2022, there were 292,996,440 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,812,813 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 82,607,593 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including as a result of our transition to a Virtual First model with an increasingly distributed workforce;

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

•The full extent of the impacts of the on-going COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

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

•Servicing our 2026 Notes and 2028 Notes (as defined below) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the 2026 Notes or 2028 Notes.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$445.5	$533.0
Short-term investments	1,050.1	1,185.1
Trade and other receivables, net	44.6	49.6
Prepaid expenses and other current assets	82.7	82.1
Total current assets	1,622.9	1,849.8
Property and equipment, net	316.1	322.0
Operating lease right-of-use asset	420.3	413.9
Intangible assets, net	50.0	53.6
Goodwill	355.9	356.6
Other assets	86.8	95.4
Total assets	$2,852.0	$3,091.3
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$24.4	$25.7
Accrued and other current liabilities	155.2	140.8
Accrued compensation and benefits	44.6	139.1
Operating lease liability	82.6	78.3
Finance lease obligation	118.9	120.4
Deferred revenue	691.7	671.5
Total current liabilities	1,117.4	1,175.8
Operating lease liability, non-current	632.3	632.0
Finance lease obligation, non-current	156.6	167.7
Convertible senior notes, net, non-current	1,371.2	1,370.3
Other non-current liabilities	37.8	39.4
Total liabilities	3,315.3	3,385.2
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,419.7	2,448.1
Accumulated deficit	(2,854.9)	(2,739.4)
Accumulated other comprehensive loss	(28.1)	(2.6)
Total stockholders' deficit	(463.3)	(293.9)
Total liabilities and stockholders' deficit	$2,852.0	$3,091.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenue	$562.4	$511.6
Cost of revenue(1)	112.9	109.3
Gross profit	449.5	402.3
Operating expenses(1)
Research and development	210.8	181.2
Sales and marketing	95.7	102.7
General and administrative	53.5	58.6
Impairment related to real estate assets(2)	—	17.3
Total operating expenses	360.0	359.8
Income from operations	89.5	42.5
Interest expense, net	(1.4)	(1.2)
Other income, net	5.7	5.1
Income before income taxes	93.8	46.4
(Provision for) benefit from income taxes	(14.1)	1.2
Net income	$79.7	$47.6
Net income per share-basic and diluted:
Basic net income per share	$0.22	$0.12
Diluted net income per share	$0.21	$0.12
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	370.7	398.1
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	372.9	405.4
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021

Cost of revenue	$5.7	$5.4
Research and development	50.5	43.5
Sales and marketing	4.5	6.9
General and administrative	11.6	12.1

(2) Includes impairment charges related to real estate assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net income	$79.7	$47.6
Other comprehensive loss:
Change in foreign currency translation adjustments	(1.2)	(1.8)
Change in net unrealized gains and losses on short-term investments	(24.3)	(4.5)
Total other comprehensive loss	$(25.5)	$(6.3)
Comprehensive income	$54.2	$41.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31, 2022						Three Months Ended March 31, 2021
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
Release of restricted stock units and awards	3.9	—	—	—	—	—	3.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.5)	—	(12.2)	(24.5)	—	(36.7)	(1.5)	—	(11.2)	(24.6)	—	(35.8)
Repurchases of common stock	(11.0)	—	(89.2)	(170.7)	—	(259.9)	(18.6)	—	(142.5)	(289.4)	—	(431.9)
Exercise of stock options and awards	0.1	—	0.2	—	—	0.2	0.4	—	2.9	—	—	2.9
Assumed stock options in connection with acquisition	—	—	—	—	—	—	—	—	1.2	—	—	1.2
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	(265.3)	—	—	(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	202.9	—	—	202.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.5	—	—	0.5	—	—	—	—	—	—
Stock-based compensation	—	—	72.3	—	—	72.3	—	—	67.9	—	—	67.9
Other comprehensive loss	—	—	—	—	(25.5)	(25.5)	—	—	—	—	(6.3)	(6.3)
Net income	—	—	—	79.7	—	79.7	—	—	—	47.6	—	47.6
Balances at end of period	367.0	$—	$2,419.7	$(2,854.9)	$(28.1)	$(463.3)	389.8	$—	$2,420.2	$(2,507.8)	$4.6	$(83.0)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flow from operating activities
Net income	$79.7	$47.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.4	34.7
Stock-based compensation	72.3	67.9
Impairment related to real estate assets	—	17.3
Amortization of debt issuance costs	1.0	0.7
Amortization of deferred commissions	9.0	7.7
Other	1.8	(0.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	4.8	(7.1)
Prepaid expenses and other current assets	(9.7)	(12.3)
Other assets	26.1	17.9
Accounts payable	(1.0)	10.1
Accrued and other current liabilities	19.1	6.3
Accrued compensation and benefits	(94.5)	(70.6)
Deferred revenue	19.5	28.9
Other non-current liabilities	(27.0)	(34.1)
Tenant improvement allowance reimbursement	0.9	1.6
Net cash provided by operating activities	141.4	115.7
Cash flow from investing activities
Capital expenditures	(10.7)	(6.9)
Business combinations, net of cash acquired	—	(125.4)
Purchases of short-term investments	(81.6)	(513.9)
Proceeds from sales of short-term investments	51.8	114.2
Proceeds from maturities of short-term investments	137.5	129.9
Other	4.0	3.3
Net cash provided by (used in) investing activities	101.0	(398.8)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	—	1,389.1
Purchases of convertible note hedge in connection with issuance of convertible senior notes	—	(265.3)
Proceeds from sale of warrants in connection with issuance of convertible senior notes	—	202.9
Payments of debt issuance costs	—	(22.7)
Payments for taxes related to net share settlement of restricted stock units and awards	(36.7)	(35.8)
Proceeds from issuance of common stock, net of taxes withheld	0.2	2.9
Principal payments on finance lease obligations	(32.4)	(24.6)
Common stock repurchases	(259.9)	(431.9)
Net cash (used in) provided by financing activities	(328.8)	814.6
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.9)
Change in cash and cash equivalents	(87.5)	530.6
Cash and cash equivalents - beginning of period	533.0	314.9
Cash and cash equivalents - end of period	$445.5	$845.5

Supplemental cash flow data:
Property and equipment acquired under finance leases	$19.7	$24.0

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

The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' deficit and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2022 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

The Company’s most significant estimates and judgments involve the valuation of acquired intangible assets and goodwill from business combinations as well as the valuation of right-of-use and other lease related assets.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 15 "Geographic Areas" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the Company’s long-lived assets and revenue by geography.

Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive loss, net of tax.

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

exchange rates. The Company recorded net foreign currency transaction gains of $2.8 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively.

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

The Company recognized $313.7 million and $283.8 million of revenue during the three months ended March 31, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2022, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $753.6 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service based vesting condition over a four-year period vesting quarterly, as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founders and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentive Plans. The Company recognizes compensation expense associated with RSUs on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In connection with the acquisition of DocSend, Inc. (“DocSend”), the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan. The fair value of the DocSend options assumed were based upon the Black-Scholes option-pricing model. See Note 12 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of restricted stock awards ("RSAs") which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the Stock Price Targets may not be satisfied. The first tranche of Mr. Houston's Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 12, "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2022 and 2021.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 14% and 34%, respectively, of total trade and other receivables, net as of March 31, 2022. Two distribution partners accounted for 14% and 29% of total trade and other receivables, net as of December 31, 2021. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.6 and $4.9 million during the three months ended March 31, 2022 and 2021 respectively.

Deferred commissions, net included in prepaid and other current assets were $32.0 million and $30.8 million as of March 31, 2022 and December 31, 2021, respectively. Deferred commissions, net included in other assets were $32.0 million and $34.6 million as of March 31, 2022 and December 31, 2021, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal commissions are typically amortized over one year. Amortized costs were $9.0 million and $7.7 million for the three months ended March 31, 2022 and 2021, respectively. Amortized costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no material impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. During the first quarter of 2022, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. During the first quarter of 2021, the Company recorded an impairment charge of $17.3 million related to right-of-use assets and other lease related property and real estate assets acquired as part of the acquisition of DocSend in the first quarter of 2021. These impairment charges were recorded as a result of the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

During the first quarter of 2021, the Company recorded impairment charges in conjunction with the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. The Company did not record impairment during the first quarter of 2022.

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

To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the (provision for) benefit from income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and results of operations.

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

Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, instead of fair value at the acquisition date in accordance with Topic 805. The amendments in ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-02 to have a significant impact on its consolidated financial statements.
Recently adopted accounting pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease. Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate. The Company adopted ASU 2021-05 on January 1, 2022. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2022 and December 31, 2021 consisted of the following:

	As of March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$85.8	$—	$—	$85.8
Cash equivalents
Money market funds	349.7	—	—	$349.7
Commercial paper	10.0	—	—	$10.0
Total cash & cash equivalents	$445.5	$—	$—	$445.5
Short-term investments
Corporate notes and obligations	531.7	—	(15.6)	516.1
U.S. Treasury securities	264.6	—	(9.2)	255.4
Asset backed securities	138.7	—	(4.4)	134.3
Municipal securities	68.7	—	(2.8)	65.9
Commercial paper	24.4	—	—	24.4
Certificates of deposit	19.0	—	—	19.0
U.S. agency obligations	14.5	—	(0.5)	14.0
Foreign government obligations	13.5	—	(0.3)	13.2
Supranational securities	8.0	—	(0.2)	7.8
Total short-term investments	1,083.1	—	(33.0)	1,050.1
Total	$1,528.6	—	$(33.0)	$1,495.6

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$142.7	$—	$—	$142.7
Cash equivalents
Money market funds	390.3	—	—	390.3
Total cash & cash equivalents	$533.0	$—	$—	$533.0
Short-term investments
Corporate notes and obligations	607.4	0.4	(4.0)	603.8
U.S. Treasury securities	240.4	—	(2.9)	237.5
Asset backed securities	140.7	0.1	(1.2)	139.6
Municipal securities	70.5	—	(0.7)	69.8
Commercial paper	61.7	—	—	61.7
Certificates of deposit	32.1	—	—	32.1
Foreign government obligations	18.4	—	(0.1)	18.3
U.S. agency obligations	14.6	—	(0.2)	14.4
Supranational securities	8.0	—	(0.1)	7.9
Total short-term investments	1,193.8	0.5	(9.2)	1,185.1
Total	$1,726.8	0.5	$(9.2)	$1,718.1

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $8.6 million and $8.3 million as of March 31, 2022 and December 31, 2021, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2022:

	As of March 31, 2022
	Amortized cost	Estimated fair value
Due within one year	$304.2	$303.0
Due between one to three years	466.6	453.0
Due after three years	312.3	294.1
Total	$1,083.1	$1,050.1

The Company had 706 short-term investments in unrealized loss positions as of March 31, 2022. There were no material unrealized losses from short-term investments and no material realized gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $33.0 million as of March 31, 2022. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$444.2	$(13.5)	$28.9	$(2.1)	$473.1	$(15.6)
U.S. Treasury securities	173.7	(5.3)	62.1	(3.9)	235.8	(9.2)
Asset backed securities	117.9	(4.1)	9.5	(0.3)	127.4	(4.4)
Municipal securities	56.3	(2.3)	9.5	(0.5)	65.8	(2.8)
U.S. agency obligations	10.5	(0.3)	3.5	(0.2)	14.0	(0.5)
Foreign government obligations	11.3	(0.2)	1.9	(0.1)	13.2	(0.3)
Supranational securities	6.1	(0.1)	1.6	(0.1)	7.7	(0.2)
Total	$820.0	$(25.8)	$117.0	$(7.2)	$937.0	$(33.0)

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$498.6	$(4.1)	$—	$—	$498.6	$(4.1)
U.S. Treasury securities	218.0	(2.9)	—	—	218.0	(2.9)
Asset backed securities	120.7	(1.2)	—	—	120.7	(1.2)
Municipal securities	66.0	(0.7)	—	—	66.0	(0.7)
U.S. agency obligations	14.4	(0.2)	—	—	14.4	(0.2)
Foreign government obligations	15.4	—	—	—	15.4	—
Supranational securities	7.9	(0.1)	—	—	7.9	(0.1)
Total	$941.0	$(9.2)	$—	$—	$941.0	$(9.2)

Unrealized losses on short-term investments have not been recorded into income because management does not intend to sell nor will be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in interest rates. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $1.8 million and $1.9 million during the three months ended March 31, 2022 and 2021, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$349.7	$—	$—	$349.7
Commercial paper	—	10.0	—	10.0
Total cash equivalents	$349.7	$10.0	$—	$359.7
Short-term investments
Corporate notes and obligations	—	516.1	—	516.1
U.S. Treasury securities	—	255.4	—	255.4
Asset backed securities	—	134.3	—	134.3
Commercial paper	—	24.4	—	24.4
Municipal securities	—	65.9	—	65.9
Certificates of deposit	—	19.0	—	19.0
U.S. agency obligations	—	14.0	—	14.0
Foreign government obligations	—	13.2	—	13.2
Supranational securities	—	7.8	—	7.8
Total short-term investments	—	1,050.1	—	1,050.1
Total	$349.7	$1,060.1	$—	$1,409.8

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

The Company has an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investments had a carrying value of $5.6 million and was categorized as Level 3 as of March 31, 2022 and December 31, 2021.

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of March 31, 2022. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of March 31, 2022 was approximately $659.5 million and $656.9 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Data center and other computer equipment	$632.4	$634.5
Furniture and fixtures	21.8	21.7
Leasehold improvements	109.0	106.7
Construction in progress	16.5	11.7
Total property and equipment	779.7	774.6
Accumulated depreciation and amortization	(463.6)	(452.6)
Property and equipment, net	$316.1	$322.0

During the first quarter of 2022, the Company retired $24.5 million of fully depreciated data center assets that are no longer in use.

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2022 and December 31, 2021, respectively, included a total of $451.7 million and $469.4 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $230.7 million and $237.6 million as of March 31, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $35.4 million and $31.5 million for the three months ended March 31, 2022 and 2021, respectively.

Note 5.Business Combinations

On March 22, 2021, the Company acquired all outstanding stock of DocSend, a secure document sharing and analytics company. The Company believes the combination of Dropbox, HelloSign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results. The results of DocSend's operations have been included in the Company’s condensed consolidated results of operations since the date of acquisition.

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

In addition to the total purchase consideration above, the Company has compensation agreements with key DocSend personnel consisting of $30.7 million in future cash payments subject to ongoing employee service. The related expenses are recognized within sales and marketing and research and development expenses over the required service period of three years. The payments began in the first quarter of 2022, with $10.2 million paid during the three months ended March 31, 2022. The remaining balance of $20.5 million will be paid out over the next two years in accordance with the acquisition agreement.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below.

Assets acquired:
Cash and cash equivalents	$5.1
Acquisition-related intangible assets	20.6
Accounts receivable, prepaid and other assets	6.1
Total assets acquired	$31.8

Liabilities assumed:
Accounts payable, accrued and other liabilities	$6.4
Deferred revenue	1.9
Deferred tax liability	1.9
Total liabilities assumed	10.2
Net assets acquired, excluding goodwill	21.6
Total purchase consideration	131.8
Goodwill(2)	$110.2

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2022	2021	2022
Developed technology	$45.9	$45.9	3.5
Customer relationships	28.6	28.6	3.4
Patents	19.5	19.5	5.1
Software	9.0	9.0	1.1
Trademarks and trade names	5.6	5.6	2.5
Licenses	4.6	4.6	—
Assembled workforce in asset acquisitions	3.0	3.0	—
Other	1.2	0.8	3.5
Total intangibles	117.4	117.0
Accumulated amortization	(67.4)	(63.4)
Intangible assets, net	$50.0	$53.6
Amortization expense was $4.0 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively.

Expected future amortization expense for intangible assets as of March 31, 2022 is as follows:

2022	11.4
2023	14.9
2024	10.5
2025	8.0
2026	3.7
Thereafter	1.5
Total	$50.0

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2021	$356.6
Effect of foreign currency translation	(0.7)
Balance at March 31, 2022	$355.9

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2022 and December 31, 2021.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.Debt

Revolving credit facility

In February 2018, the Company entered into an amendment to the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million and extended the term of the agreement through February 2026. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2022 and December 31, 2021, respectively.

The Company had an aggregate of $52.1 million of letters of credit outstanding under the revolving credit facility as of March 31, 2022, and the Company’s total available borrowing capacity under the revolving credit facility was $447.9 million as of March 31, 2022. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with this reporting obligations from the issuance date through March 31, 2022. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of March 31, 2022.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of March 31, 2022. In addition, during the three months ended March 31, 2022 and 2021 the conditions allowing holders of the Notes to convert were not met. As a result, the Notes were not convertible during the three months ended March 31, 2022 and 2021.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following is a summary of the Company’s convertible senior notes as of March 31, 2022 and December 31, 2021.

	2026 Notes	2028 Notes	Total
March 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(8.6)	(9.3)	(17.9)
Carrying value, net	687.2	684.0	1,371.2

December 31, 2021
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(9.1)	(9.7)	(18.8)
Carrying value, net	686.7	683.6	1,370.3

The Company recognized $0.5 million and $0.2 million in interest expense for the 2026 Notes and $0.4 million and $0.2 million in interest expense for the 2028 Notes during the three months ended March 31, 2022 and 2021, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of March 31, 2022.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
April 1, 2022 through December 31, 2022	$—
2023	—
2024	—
2025	—
2026	695.8
2027	—
Thereafter	693.3
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

strike price of those convertible note hedge transactions. As of March 31, 2022, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2022, the Company’s Class A common stock price was below the exercise price of the Warrants.

Taken together, the purchase of the Note Hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the 2026 Notes and the 2028 Notes, and to effectively increase the overall conversion price from $38.25 per share to $46.36 per share and from $35.35 per share to $46.36 for the 2026 Notes and the 2028 Notes, respectively.

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting certain equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as the instruments continue to meet these accounting criteria. The premium paid for the Note Hedges has been included as a net reduction to additional paid-in capital within stockholders’ deficit, and the premium received for the Warrants has been included as a net increase to additional paid-in capital within stockholders' deficit.

Note 9.Leases

The Company has operating leases for corporate offices and data centers, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of 1 year to 14 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years. Sublease income, which is recorded as a reduction of rental expense, was $4.5 million and $3.9 million during the three months ended March 31, 2022 and 2021 respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2022 (excluding the three months ended March 31, 2022)	$84.3	$96.4
2023	96.6	98.5
2024	86.4	63.4
2025	81.0	25.4
2026	61.4	1.2
Thereafter	460.2	—
Total future minimum lease payments	869.9	284.9
Less imputed interest	(151.0)	(9.4)
Less tenant improvement receivables	(4.0)	—
Total liability	$714.9	$275.5

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

Future non-cancelable rent payments from the Company's subtenants as of March 31, 2022 were as follows:

Year ending December 31,	Operating leases
2022 (excluding the three months ended March 31, 2022)	$17.8
2023	14.6
2024	13.6
2025	12.6
2026	8.9
Thereafter	13.3
Total future sublease rent payments	80.8
Less sub-tenant incentive	(1.1)
Total future sublease rent payments, net	$79.7

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company’s obligations under the lease are supported by a $34.2 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of March 31, 2022, the Company's remaining minimum obligation for its headquarters was $590.7 million.

In the fourth quarter of 2020, the Company announced a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First strategy, Dropbox retained a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease. The Company evaluated certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360.

In connection with this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

The company recorded total impairment of $17.3 million for right-of-use and other lease related assets during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company did not record impairment.

As of March 31, 2022, the Company has sublease commitments of $32.8 million that have not yet commenced, with sublease terms of 10 to 11 years. The company has no other commitments for operating leases that have not commenced.

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

The Company is currently involved in California state court litigation asserting violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's initial

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

public offering ("IPO") registration statement. Separate lawsuits making the same or similar allegations were filed in federal court in October 2019, and were resolved in a settlement approved by the federal court in December 2021.

The California state court litigation consolidated four putative class action lawsuits that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting the Company's motion to dismiss the consolidated state court case. On December 15, 2020, the state court plaintiffs filed a notice of appeal of this order. The appeal was fully briefed and an oral argument has been scheduled. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2022	December 31, 2021
Non-income taxes payable	$85.5	$77.4
Accrued legal and other external fees	25.4	24.0
Other accrued and current liabilities	44.3	39.4
Total accrued and other current liabilities	$155.2	$140.8

Note 12.Stockholders’ Deficit

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

As of March 31, 2022, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.2 million and 0.3 million shares into an equivalent number of shares of Class A common stock during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, 284.4 million shares of Class A common stock, 82.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2021, 292.7 million shares of Class A common stock, 82.8 million shares of Class

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2022 and December 31, 2021 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 8.2 million unvested restricted stock awards granted to one of the Company's co-founders as of March 31, 2022 and December 31, 2021, respectively. See "Co-Founder Grant" section below for further details.

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

During the three months ended March 31, 2022 and 2021, respectively, the Company repurchased and subsequently retired 11.0 million and 18.6 million shares of its Class A common stock, respectively, for an aggregate amount of $259.9 million and $431.9 million, respectively. The amount for the three months ended March 31, 2021 includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program.

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

As of March 31, 2022, there were 27.5 million stock-based awards issued and outstanding and 112.8 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2022:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance at December 31, 2021	95.2	0.9	$12.09	5.4	$10.0	27.8	$24.17
Additional shares authorized	18.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	2.05	—	—	(3.9)	24.65
Options and restricted stock units and awards canceled	2.0	—	4.86	—	—	(1.9)	22.29
Shares withheld related to net share settlement of restricted stock units and awards	1.5	—	—	—	—	—	24.85
Options and restricted stock units and awards granted	(4.7)	—	—	—	—	4.7	24.04
Balance as of March 31, 2022	112.8	0.8	$13.38	5.0	$7.1	26.7	$24.22
Vested at March 31, 2022		0.5	$17.53	4.0	$3.2	—	$—
Unvested at March 31, 2022		0.3	$3.20		$3.9	26.7	$24.22

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Intrinsic value of options exercised	$1.4	$4.7

As of March 31, 2022, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $603.6 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.7 years as of March 31, 2022.

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

Co-Founder Grant
In December 2017, the Board of Directors approved the Company's Co-Founder Grant, consisting of 10.3 million shares of Class A common stock in the form of RSAs which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grant also provides the holder with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends.

The Co-Founder Grant is eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-Founder Grant is comprised of nine tranches that are eligible to vest based on the achievement of stock price goals, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period began on January 1, 2019.

During the first four years of the Performance Period, no more than 20% of the shares subject to the Co-Founder Grant would be eligible to vest in any calendar year. After the first four years, all shares are eligible to vest based on the achievement of the Stock Price Targets.

The first tranche of Mr. Houston's Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for Mr. Houston's Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore no incremental stock-based compensation was recognized upon vesting of these RSAs. From time to time, directors, officers, and employees of the Company enter into 10b5-1 plans. Mr. Houston adopted a 10b5-1 plan in June 2021, pursuant to which a portion of the shares issued upon achievement of the performance targets under his Co-Founder Award (the "vested shares") were sold to satisfy income taxes related to the vesting of the Co-Founder Award and, as the Company’s share price was below the share price established in Mr. Houston's 10b5-1 plan, the remainder of the vested shares were not sold. If the Company’s share price reaches or exceeds the share price established in Mr. Houston's 10b5-1 plan prior to the date on which the term of such 10b5-1 plan expires, the remainder of the vested shares will be sold.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $3.6 million and $3.6 million during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, unamortized stock-based compensation expense related to the Co-Founder Grant was $17.5 million.
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

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended March 31,		Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$61.9	$17.8	$37.7	$9.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	288.0	82.7	314.7	83.4
Net income per common share, basic	$0.22	$0.22	$0.12	$0.12
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$61.9	$17.8	$37.7	$9.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	17.8	—	9.9	—
Reallocation of net income to Class B common stock	—	(0.1)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$79.7	$17.7	$47.6	$9.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	288.0	82.7	314.7	83.4
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.2	0.1	7.3	0.1
Conversion of Class B to Class A common stock	82.7	—	83.4	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	372.9	82.8	405.4	83.5
Net income per common share, diluted	$0.21	$0.21	$0.12	$0.12

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended March 31,
	2022	2021
Restricted stock units and awards	13.3	2.1
Options to purchase shares of common stock	0.3	0.5
Co-Founder Grant	8.3	10.3
Convertible Senior Notes	37.8	14.0
Warrants	37.8	14.0
Total	97.5	40.9

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's provision for income taxes was $14.1 million and a benefit from income taxes of $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

The provision for income taxes for the three months ended March 31, 2022 was primarily attributable to federal, state and foreign income taxes. In addition, a requirement of the Tax Cuts and Jobs Act of 2017 (TCJA) to capitalize certain research expenditures became effective January 1, 2022, which resulted in an increase in the federal and state income tax liability.

For the three months ended March 31, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the requirement to capitalize research expenditures in accordance with TCJA, which was partially offset by the utilization of U.S. deferred tax assets which have a full valuation allowance.

For the three months ended March 31, 2021, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets and a one-time benefit resulting for the acquisition of DocSend. For the periods presented, the effective tax rate was also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2022, the Company continues to maintain valuation allowances on all of its deferred tax assets in the U.S. and on a portion of its deferred tax assets in one of its foreign jurisdictions.

Given the Company’s recent history of earnings, management believes that there is a reasonable possibility that, within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of all of the valuation allowance recorded against the U.S. deferred tax assets will be reversed. The reversal would result in an income tax benefit for the quarterly and annual fiscal period in which the Company releases the valuation allowance. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company actually achieves.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by approximately $4.8 million for the three months ended March 31, 2022, of which $0.8 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

approximately $0.4 million for the three months ended March 31, 2022, due to a statute of limitations lapse related to prior period tax positions.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2022	December 31, 2021
United States	$307.0	$316.6
International (1)	9.1	5.4
Total property and equipment, net	$316.1	$322.0

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2022 and December 31, 2021.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
United States	$299.2	$266.9
International (1)	263.2	244.7
Total revenue	$562.4	$511.6

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2022 and 2021.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale rapidly and efficiently. We’ve built a thriving global business with 17.09 million paying users.

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

We offer DocSend as our secure document sharing and analytics solution. DocSend offers paid subscription plans, including a personal plan designed for individuals and Standard, Advanced, and Enterprise plans designed for business users and teams. Similar to Dropbox plans, pricing of DocSend's plans is based on the number of licenses purchased. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill DocSend customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. DocSend primarily sells within the United States, and the majority of sales are in U.S. dollars.

We also offer HelloSign, as our e-signature solution. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars.

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

COVID-19 update

Although we did not experience material impacts to our financial condition and results of operations during the three months ended March 31, 2022 and 2021 as a result of the on-going COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations. The full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors.

Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions related to the COVID-19 pandemic has, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote work for all of our employees in areas including events, travel, utilities, and other benefits. We may continue to experience certain of these cost savings beyond the resolution of the COVID-19 pandemic in connection with our Virtual First work model, as described below. Due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

Virtual First

The effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we will continue to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder will be subleased. We have recorded no impairment charges during the three months ended March 31, 2022 as a result of the Company's decision to adopt a Virtual

First work model. We recorded an impairment charge of $17.3 million in the three months ended March 31, 2021 related to the continued adoption of Virtual First, including impairment related to real estate assets acquired as part of our acquisition of DocSend. See Note 9, "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. We may incur additional charges depending on the continued recovery of the global real estate market. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas, including reductions in facilities related costs and depreciation expense due to the impairment charges related to the continued adoption of Virtual First.

War in Ukraine

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. We did not experience material impacts to our financial condition and results of operations during the three months ended March 31, 2022 as a result of the war in Ukraine or the related sanctions.

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

We experienced an increase in ARR for the period ended March 31, 2022, compared to the period ended March 31, 2021, primarily driven by an increase in paying users across our product portfolio, as well as an increased mix of sales going to our higher-priced subscription plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2022.

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
	(In millions)
Total ARR	$2,290	$2,261	$2,112

	As of
Constant Currency	March 31, 2022	December 31, 2021	March 31, 2021
	(In millions)
Total ARR	$2,290	$2,250	$2,102

Paying users
We define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. One person would count as multiple paying users if the person had more than one active license. For example, a 50-

person Dropbox Business team would count as 50 paying users, and an individual Dropbox Plus user would count as one paying user. If that individual Dropbox Plus user was also part of the 50-person Dropbox Business team, we would count the individual as two paying users.

We have experienced growth in the number of paying users across our products, with the majority of paying users for the periods presented coming from our self-serve channels.

We define DocSend paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. DocSend users have been included as paying users since our acquisition of DocSend in the first quarter of 2021.

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

The below table sets forth the number of paying users as of March 31, 2022, December 31, 2021, and March 31, 2021.

	As of
	March 31, 2022	December 31, 2021	March 31, 2021
	(In millions)
Paying users	17.09	16.79	15.83

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

We experienced an increase in our average revenue per paying user for the three months ended March 31, 2022, compared to the three months ended March 31, 2021 primarily due to an increased mix of sales toward our higher-priced subscription plans and the acquisition of DocSend.

The below table sets forth our ARPU for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
ARPU	$134.63	$132.55

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

Our FCF increased for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and operating efficiencies.

We expect our FCF to generally increase in future periods as we increase subscription sales and drive operating efficiencies. We expect to continue to purchase infrastructure equipment to support our user base and anticipate that our capital expenditures will remain approximately consistent in future periods as we operate in a Virtual First environment. The timing of our operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	141.4	115.7
Capital expenditures	(10.7)	(6.9)
Free cash flow	$130.7	$108.8

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

We expect to incur additional general and administrative expenses to support the growth of the Company. General and administrative expenses include the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and remain relatively constant in both the near term and the long term as a percentage of revenue.

Interest expense, net
Interest expense, net consists primarily of interest expense related to our finance lease obligations for infrastructure and amortization of debt issuance costs partially offset by interest income earned on our money market funds classified as cash and cash equivalents and short-term investments.

Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

(Provision for) benefit from income taxes
(Provision for) benefit from income taxes consists primarily of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. For 2022, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the impact of capitalization of research and experimental expenditures and the changes to the valuation allowance on deferred tax assets. For 2021, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on our net deferred tax assets for federal and state as we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenue	$562.4	$511.6
Cost of revenue(1)	112.9	109.3
Gross profit	449.5	402.3
Operating expenses(1):
Research and development	210.8	181.2
Sales and marketing	95.7	102.7
General and administrative	53.5	58.6
Impairment related to real estate assets(2)	—	17.3
Total operating expenses	360.0	359.8
Income from operations	89.5	42.5
Interest expense, net	(1.4)	(1.2)
Other income, net	5.7	5.1
Income before income taxes	93.8	46.4
(Provision for) benefit from income taxes	(14.1)	1.2
Net income	$79.7	$47.6

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Cost of revenue	$5.7	$5.4
Research and development	50.5	43.5
Sales and marketing	4.5	6.9
General and administrative	11.6	12.1
Total stock-based compensation	$72.3	$67.9

(2) Includes impairment charges related to real estate assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
	(As a % of revenue)
Revenue	100%	100%
Cost of revenue(1)	20	21
Gross profit	80	79
Operating expenses(1):
Research and development	37	35
Sales and marketing	17	20
General and administrative	10	11
Impairment related to real estate assets	—	3
Total operating expenses	64	70
Income from operations	16	8
Interest expense, net	—	—
Other income, net	1	1
Income before income taxes	17	9
(Provision for) benefit from income taxes	(3)	—
Net income	14%	9%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2022	2021
	(As a % of revenue)
Cost of revenue	1%	1%
Research and development	9	9
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	13%	13%

Comparison of the three months ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
Revenue	$562.4	$511.6	$50.8	9.9%

Revenue increased $50.8 million or 9.9% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in revenue was driven primarily by an increase in paying users and an increased mix of sales towards our higher-priced subscription plans.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
Cost of revenue	$112.9	$109.3	$3.6	3.3%
Gross profit	449.5	402.3	47.2	11.7%
Gross margin	80%	79%

Cost of revenue increased $3.6 million or 3.3% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases of $2.4 million in infrastructure costs due to an increase in depreciation expense, $1.6 million in credit card transaction fees due to higher sales and $0.8 million in outside services. These increases were offset by a decrease of $1.8 million in employee-related costs.
Our gross margin increased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to a 9.9% increase in revenue during the period and a lower percentage increase in our cost of revenue described above.

Research and development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
Research and development	$210.8	$181.2	$29.6	16.3%

Research and development expenses increased $29.6 million or 16.3% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to increases of $25.1 million in employee-related costs driven by an increase in headcount and $1.4 million related to software license subscriptions.

Sales and marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
Sales and marketing	$95.7	$102.7	$(7.0)	(6.8)%

Sales and marketing expenses decreased $7.0 million or 6.8% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to a decrease of $10.8 million in employee-related costs.

This decrease was offset by an increase of $3.9 million related to brand and other marketing campaigns during the three months ended March 31, 2022.

General and administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
General and administrative	$53.5	$58.6	$(5.1)	(8.7)%

General and administrative expenses decreased $5.1 million or 8.7% during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to decreases of $2.2 million in allocated overhead driven by our reduction in force during the three months ended March 31, 2021, which includes facilities-related costs for our corporate headquarters, $1.3 million in employee-related costs and $1.0 million in outside services.

Impairment related to real estate assets

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In millions)
Impairment related to real estate assets	$—	$17.3	$(17.3)	(100.0)%

Impairment related to real estate assets was $17.3 million during the three months ended March 31, 2021, due to an impairment charge as a result of our adoption of our Virtual First strategy, including the acquisition of DocSend. We did not incur any impairment related to real estate assets during the three months ended March 31, 2022.

Interest expense, net

Interest expense, net increased $0.2 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase in interest expense due to the amortization of debt issuance costs related to our convertible debt offering during the three months ended March 31, 2021.

Other income, net

Other income, net increased $0.6 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to an increase of $2.7 million in foreign currency transaction gains. This increase was offset by decreases of $1.0 million in losses related to the disposal of infrastructure assets and $1.0 million in losses related to short-term investments.

(Provision for) benefit from income taxes

(Provision for) benefit from income taxes increased $15.3 million during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, primarily due to the impact of capitalization of research and experimental expenditures, tax expense for our Irish subsidiary, which no longer maintains a valuation allowance on deferred tax assets, and a $1.9 million benefit recorded during the three months ended March 31, 2021 as a result of the DocSend acquisition.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $445.5 million and short-term investments of $1,050.1 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2022, we had $189.7 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
Since our inception, we have financed our operations primarily through cash generated from our operations, the issuance of the Notes, equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users.
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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholdings in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. In February 2022, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2022, we repurchased and subsequently retired 11.0 million share of our Class A common stock for an aggregate amount of $259.9 million. The pace of our share repurchases may vary due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018 and February 2021. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million. We may from time to time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. The revolving credit facility terminates on February 23, 2026.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to LIBOR or an alternative base rate, at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2022.
As of March 31, 2022, we had no amounts outstanding under the revolving credit facility and an aggregate of $52.1 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $447.9 million as of March 31, 2022.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. Our principal commitments consist of obligations under the Notes, operating leases for office space and data center operations, and finance leases for data center and office equipment. For additional information on the Notes, operating leases for office space and data center operations, and finance leases for data center and office equipment, see Note 8 "Debt" and Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information. There have been no material changes in our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net cash provided by operating activities	$141.4	$115.7
Net cash provided by (used in) investing activities	101.0	(398.8)
Net cash (used in) provided by financing activities	(328.8)	814.6
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(0.9)
Net increase (decrease) in cash and cash equivalents	$(87.5)	$530.6

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
For the three months ended March 31, 2022, net cash provided by operating activities was $141.4 million, which primarily consisted of our net income of $79.7 million, adjusted for stock-based compensation expense of $72.3 million, depreciation and amortization expenses of $39.4 million, and net cash outflow of $61.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
Investing activities
Net cash provided by (used in) investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2022, net cash provided by investing activities was $101.0 million, which primarily related to $107.7 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $10.7 million related to our office build-outs and work required to prepare spaces for sublease.
Financing activities
Net cash (used in) provided by financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment.
For the three months ended March 31, 2022, net cash used in financing activities was $328.8 million, which primarily consisted of $259.9 million for the repurchase of our common stock, $36.7 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $32.4 million in principal payments on finance lease obligations.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $445.5 million and short-term investments of $1,050.1 million as of March 31, 2022. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to LIBOR or an alternative base rate. As of March 31, 2022, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2022, a hypothetical increase in interest rates by 100 basis points would have resulted in a $17 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions arising from the COVID-19 pandemic have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the three months ended March 31, 2022, 29% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded net foreign currency transactions gains of $2.8 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2022 and 2021.
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
The Company is currently involved in California state court litigation asserting violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's IPO registration statement. Separate lawsuits making the same or similar allegations were filed in federal court in October 2019, and were resolved in a settlement approved by the federal court in December 2021.

The California state court litigation consolidated four putative class action lawsuits that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting the Company's motion to dismiss the consolidated state court case. On December 15, 2020, the state court plaintiffs filed a notice of appeal of this order. The appeal was fully briefed and an oral argument has been scheduled. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

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

We encourage both basic and paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. If our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. Furthermore, we have and may continue to see an increase in customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, if more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2022, we served over 700 million registered users but only 17.09 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and we are actively taking additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromise of user content, and be unable to prevent unauthorized access to user content. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with the conflict between Russia and Ukraine. If our security measures are breached or compromised or we, our systems or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, or other errors in the storage, use, transmission, or other processing of personal information could result in an actual or perceived breach of user privacy. These risks may be heightened in connection with our transition to a Virtual First and increasingly distributed workforce. In addition, our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote work, including as a result of the ongoing COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

We operate in competitive markets, and we must continue to compete effectively.
The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises and with Adobe and DocuSign in the e-

signature market. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

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
The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. In addition, while we believe current trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2020, we introduced Dropbox Passwords and Vault to provide additional security features for our users to safely store and access content on our platform. More recently, in 2021 we launched Dropbox Transfer as a way for users to safely and securely send large files, Dropbox Shop which allows creators to easily sell content directly to their customers, Dropbox Replay, which allows users to review, approve and collaborate on video workflows, Backup, which allows users to securely back up their computer or external hard drives with an automated cloud backup solution, and Dropbox Capture which allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

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

Although we did not experience material impacts to our financial condition and results of operations during the three months ended March 31, 2022, as a result of the on-going COVID-19 pandemic, the full extent of the impacts of the COVID-19 pandemic on our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ purchases or renewals of paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, (2) modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, and (3) fluctuations in foreign currency exchange rates, which have and may in the future negatively impact our results of operations and cash flows. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. In addition, economic effects related to the COVID-19 pandemic, such as ongoing supply chain disruption, a competitive labor market and labor shortages have impacted, and may continue to impact, us and our customers and vendors. Accordingly, the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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
The growth and expansion of our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, and our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. In addition, we face challenges of integrating, developing, and motivating an increasingly distributed employee base in various countries around the world. These challenges may be heightened in connection with our transition to a Virtual First workforce and seek to align our resources in order to create a more nimble and streamlined organization. Certain members of our management do not have prior experience managing a public company, which may affect how they manage our growth. Managing our growth will also require significant expenditures and allocation of valuable management resources.

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

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new and remote employees, and higher employee turnover could significantly and adversely impact our culture, as could our transition to a Virtual First workforce.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 17.09 million as of March 31, 2022. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

•political and economic instability, such as the conflict between Russia and Ukraine and its regional and global ramifications;

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

Our business may be affected by general economic, political, and market conditions, including any resulting effect on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, geopolitical issues, such as the conflict between Russia and Ukraine, the ongoing COVID-19 pandemic or a widespread economic slowdown (in the United States or internationally) have and could continue to lead to increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

While we have been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year. We may, however, not achieve or maintain profitability in future periods. We incurred net losses on an annual basis from our inception until 2020. We incurred net losses of $256.3 million and $52.7 million in the years ended December 31, 2020 and 2019, respectively. We generated net income of $335.8 million in the year ended December 31, 2021 and we had an accumulated deficit of $2,739.4 million as of December 31, 2021. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

In March 2022, the Biden Administration’s budget for fiscal year 2023 was released. The budget includes, but is not limited to, the following tax proposals, (1) raising the corporate income tax rate to 28%, (2) repealing the Base Erosion and Anti-Abuse Tax (“BEAT”) and replacing it with a new undertaxed profits rule (“UTPR”) that is intended to be consistent with the UTPR described in the OECD Pillar Two Model Rules. If enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

In October 2021, an update to the Build Back Better Act (the “Bill”) was released. The Bill, as revised, includes, but is not limited to, (1) reducing benefits included in the Global Intangible Low-Taxed Income (“GILTI”) regime and Foreign-Derived Intangible Income (“FDII”) deductions, (2) amending the BEAT tax rates from 10% up to 18% through 2025, and (3) delaying the capitalization of research expenditures that took effect in 2022. If enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

On June 5, 2021 the G7 Finance Ministers announced an agreement in which the participating countries committed to new taxing rights that allow countries to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”). The meeting marked an early test of whether the US position on the OECD's Inclusive Framework “Taxation of the Digital Economy” project would provide momentum to finding a common base for agreement. On December 8, 2021, the OECD released Pillar Two model rules for implementation of a 15% global minimum tax, after previously announcing in October 2021 that 137 member jurisdictions have politically committed to the potential changes to the international corporate tax system. On March 14, 2022, OECD released technical commentary. The European Commission is targeting Pillar Two to take effect from the beginning of 2024.

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

•any significant change in our management; and

•general economic conditions and slow or negative growth of our markets and catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, such as the conflict between Russia and Ukraine, or terrorist attacks, and pandemics such as the ongoing COVID-19 pandemic.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2022, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.0% of the voting power of our capital stock, with Mr. Houston holding approximately 73.3% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	4.72	$23.95	4.72	$230.48
February 1 - 28	3.82(3)	$24.07	3.59	$1,344.10
March 1 - 31	2.72	$22.24	2.72	$1,283.53
Total	11.26	$23.57	11.03

(1) On February 20, 2020, we announced that our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company's outstanding shares of Class A common stock. On February 18, 2021, we announced that our Board of Directors authorized the repurchase of an additional $1 billion of the outstanding shares of our Class A common stock. We completed the February 2020 authorization of $600 million during the three months ended March 31, 2021 and continued stock repurchases under the February 2021 authorization. On February 17, 2022, we announced that our Board of Directors authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Deficit to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

(3) Includes 228,677 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 6, 2022	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2022	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)