Form 10-Q
period 2022-09-30
DROPBOX, INC.
filed 2022-11-04
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or
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

As of October 31, 2022, there were 280,411,760 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 2,478,426 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 82,324,618 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our expectations regarding the potential ongoing impacts of the COVID-19 pandemic and related public health measures, as well as the potential for a more permanent global shift to remote or distributed work, on our business, the business of our customers, suppliers and partners, and the economy;

•The demand for our platform or for content collaboration solutions in general;

•Our ability to effectively integrate our platform with others;

•Our ability to respond to rapid technological changes, including our ability to take advantage of potential market opportunities arising from what we believe to be a more permanent shift towards remote or distributed work;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$372.0	$533.0
Short-term investments	1,081.4	1,185.1
Trade and other receivables, net	49.7	49.6
Prepaid expenses and other current assets	76.6	82.1
Total current assets	1,579.7	1,849.8
Property and equipment, net	281.1	322.0
Operating lease right-of-use asset	380.1	413.9
Intangible assets, net	42.6	53.6
Goodwill	352.6	356.6
Other assets	66.7	95.4
Total assets	$2,702.8	$3,091.3
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$34.4	$25.7
Accrued and other current liabilities	137.2	140.8
Accrued compensation and benefits	102.3	139.1
Operating lease liability	72.6	78.3
Finance lease obligation	111.3	120.4
Deferred revenue	698.6	671.5
Total current liabilities	1,156.4	1,175.8
Operating lease liability, non-current	589.7	632.0
Finance lease obligation, non-current	133.3	167.7
Convertible senior notes, net, non-current	1,373.1	1,370.3
Other non-current liabilities	41.6	39.4
Total liabilities	3,294.1	3,385.2
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,438.9	2,448.1
Accumulated deficit	(2,972.1)	(2,739.4)
Accumulated other comprehensive loss	(58.1)	(2.6)
Total stockholders' deficit	(591.3)	(293.9)
Total liabilities and stockholders' deficit	$2,702.8	$3,091.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$591.0	$550.2	$1,726.1	$1,592.4
Cost of revenue(1)	109.7	112.0	328.4	328.4
Gross profit	481.3	438.2	1,397.7	1,264.0
Operating expenses(1)
Research and development	227.6	187.3	653.4	554.0
Sales and marketing	103.6	115.7	304.3	319.2
General and administrative	56.8	57.9	165.6	169.3
Impairment related to real estate assets(2)	4.0	—	12.7	17.3
Total operating expenses	392.0	360.9	1,136.0	1,059.8
Income from operations	89.3	77.3	261.7	204.2
Interest income (expense), net	1.7	(1.7)	(0.2)	(3.8)
Other income, net	7.2	0.5	9.6	13.1
Income before income taxes	98.2	76.1	271.1	213.5
Provision for income taxes	(15.0)	(0.5)	(46.2)	(2.3)
Net income	$83.2	$75.6	$224.9	$211.2
Net income per share-basic and diluted:
Basic net income per share	$0.23	$0.20	$0.62	$0.54
Diluted net income per share	$0.23	$0.19	$0.61	$0.53
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	358.1	385.5	364.2	390.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	360.1	398.1	366.5	400.3
(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenue	$6.4	$6.0	$18.8	$17.3
Research and development	60.6	48.7	169.6	141.7
Sales and marketing	6.0	5.9	16.4	19.0
General and administrative	13.1	12.2	38.6	36.6

(2) Includes impairment charges related to real estate assets as a result of the Company's decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$83.2	$75.6	$224.9	$211.2
Other comprehensive loss:
Change in foreign currency translation adjustments	(4.7)	0.2	(10.2)	(0.5)
Change in net unrealized gains and losses on short-term investments	(12.5)	(1.2)	(45.3)	(5.6)
Total other comprehensive loss	$(17.2)	$(1.0)	$(55.5)	$(6.1)
Comprehensive income	$66.0	$74.6	$169.4	$205.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30, 2022						Three Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	360.3	$—	$2,424.1	$(2,926.1)	$(40.9)	$(542.9)	386.5	$—	$2,446.9	$(2,547.5)	$5.8	$(94.8)
Release of restricted stock units and awards	3.5	—	—	—	—	—	3.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(9.6)	(20.0)	—	(29.6)	(1.1)	—	(8.3)	(27.2)	—	(35.5)
Repurchases of common stock	(7.7)	—	(62.2)	(109.2)	—	(171.4)	(5.8)	—	(44.6)	(136.4)	—	(181.0)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	0.1	—	1.1	—	—	1.1
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	0.4	—	—	0.4	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	86.1	—	—	86.1	—	—	72.8	—	—	72.8
Other comprehensive loss	—	—	—	—	(17.2)	(17.2)	—	—	—	—	(1.0)	(1.0)
Net income	—	—	—	83.2	—	83.2	—	—	—	75.6	—	75.6
Balances at end of period	354.9	$—	$2,438.9	$(2,972.1)	$(58.1)	$(591.3)	382.8	$—	$2,468.1	$(2,635.5)	$4.8	$(162.6)

	Nine Months Ended September 30, 2022						Nine Months Ended September 30, 2021
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
Release of restricted stock units and awards	10.8	—	—	—	—	—	10.0	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(3.9)	—	(31.4)	(59.6)	—	(91.0)	(3.6)	—	(27.6)	(70.6)	—	(98.2)
Repurchases of common stock	(27.6)	—	(223.1)	(398.0)	—	(621.1)	(29.9)	—	(229.0)	(534.7)	—	(763.7)
Exercise of stock options and awards	0.1	—	0.4	—	—	0.4	0.6	—	6.6	—	—	6.6
Assumed stock options in connection with acquisition	—	—	—	—	—	—	—	—	1.2	—	—	1.2
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	(265.3)	—	—	(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	202.9	—	—	202.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	1.5	—	—	1.5	—	—	0.4	—	—	0.4
Stock-based compensation	—	—	243.4	—	—	243.4	—	—	214.6	—	—	214.6
Other comprehensive loss	—	—	—	—	(55.5)	(55.5)	—	—	—	—	(6.1)	(6.1)
Net income	—	—	—	224.9	—	224.9	—	—	—	211.2	—	211.2
Balances at end of period	354.9	$—	$2,438.9	$(2,972.1)	$(58.1)	$(591.3)	382.8	$—	$2,468.1	$(2,635.5)	$4.8	$(162.6)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flow from operating activities
Net income	$224.9	$211.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117.5	110.3
Stock-based compensation	243.4	214.6
Impairment related to real estate assets	12.7	17.3
Amortization of debt issuance costs	3.1	2.8
Net gains on equity investments	(5.0)	—
Amortization of deferred commissions	28.9	23.6
Other	7.5	(5.5)
Changes in operating assets and liabilities:
Trade and other receivables, net	(2.6)	2.6
Prepaid expenses and other current assets	(23.6)	(47.8)
Other assets	70.6	66.0
Accounts payable	10.3	4.7
Accrued and other current liabilities	9.0	2.8
Accrued compensation and benefits	(35.9)	(6.8)
Deferred revenue	26.1	56.6
Other non-current liabilities	(92.4)	(88.1)
Tenant improvement allowance reimbursement	8.2	2.8
Net cash provided by operating activities	602.7	567.1
Cash flow from investing activities
Capital expenditures	(20.9)	(20.8)
Business combinations, net of cash acquired	—	(125.3)
Purchases of short-term investments	(439.9)	(1,060.6)
Proceeds from sales of short-term investments	154.2	270.3
Proceeds from maturities of short-term investments	339.8	347.9
Proceeds from sales of equity investments	10.6	—
Other	12.8	28.4
Net cash provided by (used in) investing activities	56.6	(560.1)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	—	1,389.1
Purchases of convertible note hedge in connection with issuance of convertible senior notes	—	(265.3)
Proceeds from sale of warrants in connection with issuance of convertible senior notes	—	202.9
Payments of debt issuance costs	—	(23.7)
Payments for taxes related to net share settlement of restricted stock units and awards	(91.0)	(98.2)
Proceeds from issuance of common stock, net of taxes withheld	0.4	6.6
Principal payments on finance lease obligations	(96.0)	(79.2)
Common stock repurchases	(621.1)	(763.7)
Net cash (used in) provided by financing activities	(807.7)	368.5
Effect of exchange rate changes on cash and cash equivalents	(12.6)	(1.5)
Change in cash and cash equivalents	(161.0)	374.0
Cash and cash equivalents - beginning of period	533.0	314.9
Cash and cash equivalents - end of period	$372.0	$688.9

Supplemental cash flow data:
Property and equipment acquired under finance leases	$52.5	$111.1

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

Gains and losses from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
rates. The Company recorded net foreign currency transaction gains of $5.1 million and $4.0 million during the three and nine months ended September 30, 2022, respectively, and net foreign currency transaction losses of $1.4 million and $0.8 million during the three and nine months ended September 30, 2021, respectively.

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

The Company recognized $330.4 million and $632.2 million of revenue during the three and nine months ended September 30, 2022, respectively, and recognized $312.1 million and $574.3 million of revenue during the three and nine months ended September 30, 2021, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2022, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $758.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

In March 2021, in connection with the acquisition of DocSend, Inc. (“DocSend”), the Company assumed unvested stock options and an immaterial number of unvested RSUs that had been granted under DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan. The fair value of the DocSend options assumed were based upon the Black-Scholes option-pricing model. See Note 12 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, no allowance for credit losses in short-term investments was recorded.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents and short-term investments with well-established financial institutions.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 16% and 31% of total trade and other receivables, net as of September 30, 2022. Two distribution partners accounted for 14% and 29% of total trade and other receivables, net as of December 31, 2021. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $8.6 million and $24.6 million during the three and nine months ended September 30, 2022 respectively and $7.2 million and $17.0 million during the three and nine months ended September 30, 2021, respectively.

Deferred commissions, net included in prepaid and other current assets were $33.7 million and $30.8 million as of September 30, 2022 and December 31, 2021, respectively. Deferred commissions, net included in other assets were $27.4 million and $34.6 million as of September 30, 2022 and December 31, 2021, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal commissions are typically amortized over one year. Amortization of deferred commissions was $10.2 million and $28.9 million for the three and nine months ended September 30, 2022, respectively and $8.2 million and $23.6 million for the three and nine months ended September 30, 2021, respectively. Amortization of deferred commissions is included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no material impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded impairment charges of $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, and zero and $17.3 million during the three and nine months ended September 30, 2021, respectively, related to other lease-related property and real estate assets. These impairment charges were recorded as a result of the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

During the nine months ended September 30, 2022 and 2021, the Company recorded impairment charges in conjunction with the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2022 and December 31, 2021 consisted of the following:

	As of September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$86.7	$—	$—	$86.7
Cash equivalents
Money market funds	279.2	—	—	279.2
U.S. agency obligations	2.5	—	—	2.5
Commercial paper	2.0	—	—	2.0
Corporate notes and obligations	1.6	—	—	1.6
Total cash & cash equivalents	$372.0	$—	$—	$372.0
Short-term investments
Corporate notes and obligations	528.3	—	(26.3)	502.0
U.S. Treasury securities	330.4	—	(15.5)	314.9
Asset backed securities	118.4	—	(6.4)	112.0
Municipal securities	66.5	—	(4.2)	62.3
Commercial paper	41.4	—	—	41.4
Certificates of deposit	26.0	—	—	26.0
U.S. agency obligations	14.5	—	(0.8)	13.7
Foreign government obligations	6.4	—	(0.4)	6.0
Supranational securities	3.4	—	(0.3)	3.1
Total short-term investments	1,135.3	—	(53.9)	1,081.4
Total	$1,507.3	$—	$(53.9)	$1,453.4

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $10.9 million and $8.3 million as of September 30, 2022 and December 31, 2021, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2022 and December 31, 2021.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2022:

	As of September 30, 2022
	Amortized cost	Estimated fair value
Due within one year	$396.4	$391.4
Due between one to three years	475.8	452.3
Due after three years	263.1	237.7
Total	$1,135.3	$1,081.4

The Company had 746 short-term investments in unrealized loss positions as of September 30, 2022. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 or for the three and nine months ended September 30, 2021.

As of September 30, 2022, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $53.9 million as of September 30, 2022. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2022 and December 31, 2021:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$345.4	$(13.7)	$150.6	$(12.6)	$496.0	$(26.3)
U.S. Treasury securities	142.2	(2.9)	161.9	(12.6)	304.1	(15.5)
Asset backed securities	37.6	(1.9)	74.3	(4.5)	111.9	(6.4)
Municipal securities	33.8	(2.0)	28.4	(2.2)	62.2	(4.2)
U.S. agency obligations	10.4	(0.4)	3.3	(0.4)	13.7	(0.8)
Foreign government obligations	0.4	—	5.5	(0.4)	5.9	(0.4)
Supranational securities	—	—	3.1	(0.3)	3.1	(0.3)
Total	$569.8	$(20.9)	$427.1	$(33.0)	$996.9	$(53.9)

	As of December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$498.6	$(4.0)	$—	$—	$498.6	$(4.0)
U.S. Treasury securities	218.0	(2.9)	—	—	218.0	(2.9)
Asset backed securities	120.7	(1.2)	—	—	120.7	(1.2)
Municipal securities	66.0	(0.7)	—	—	66.0	(0.7)
U.S. agency obligations	14.4	(0.2)	—	—	14.4	(0.2)
Foreign government obligations	15.4	(0.1)	—	—	15.4	(0.1)
Supranational securities	7.9	(0.1)	—	—	7.9	(0.1)
Total	$941.0	$(9.2)	$—	$—	$941.0	$(9.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $4.7 million and $9.1 million during the three and nine months ended September 30, 2022, respectively, and $1.7 million and $5.5 million during three and nine months ended September 30, 2021, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$279.2	$—	$—	$279.2
U.S. agency obligations	—	2.5	—	2.5
Commercial paper	—	2.0	—	2.0
Corporate notes and obligations	—	1.6	—	1.6
Total cash equivalents	$279.2	$6.1	$—	$285.3
Short-term investments
Corporate notes and obligations	—	502.0	—	502.0
U.S. Treasury securities	—	314.9	—	314.9
Asset backed securities	—	112.0	—	112.0
Municipal securities	—	62.3	—	62.3
Commercial paper	—	41.4	—	41.4
Certificates of deposit	—	26.0	—	26.0
U.S. agency obligations	—	13.7	—	13.7
Foreign government obligations	—	6.0	—	6.0
Supranational securities	—	3.1	—	3.1
Total short-term investments	—	1,081.4	—	1,081.4
Total	$279.2	$1,087.5	$—	$1,366.7

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

As of December 31, 2021, the Company had an investment in a non-marketable equity security in a privately held company without a readily determinable market value. The investment had a carrying value of $5.6 million and was categorized as Level 3 as of December 31, 2021. The investment was sold in the nine months ended September 30, 2022 resulting in a gain of $5.0 million.

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of September 30, 2022. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of September 30, 2022 was approximately $610.6 million and $593.0 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Datacenter and other computer equipment	$635.9	$634.5
Furniture and fixtures	22.6	21.7
Leasehold improvements	118.9	106.7
Construction in progress	0.6	11.7
Total property and equipment	778.0	774.6
Accumulated depreciation and amortization	(496.9)	(452.6)
Property and equipment, net	$281.1	$322.0

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2022 and December 31, 2021 included a total of $431.7 million and $469.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $236.5 million and $237.6 million as of September 30, 2022 and December 31, 2021, respectively.

Depreciation expense related to property and equipment was $35.1 million and $105.9 million for the three and nine months ended September 30, 2022, respectively, and $34.8 million and $99.0 million for the three and nine months ended September 30, 2021, respectively.

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

In addition to the total purchase consideration above, the Company has compensation agreements with key DocSend personnel consisting of $30.7 million in cash payments subject to ongoing employee service. The related expenses are recognized within sales and marketing and research and development expenses over the required service period of approximately three years. The payments began in the first quarter of 2022, with $10.2 million paid during the nine months ended September 30, 2022. The remaining balance of $20.5 million will be paid out over the next year in accordance with the acquisition agreement.

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

One-time acquisition-related diligence costs of $1.2 million were expensed within general and administrative expenses as incurred during the nine months ended September 30, 2021.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2022	2021	2022
Developed technology	$43.9	$45.9	3.1
Customer relationships	26.8	28.6	2.9
Patents	19.5	19.5	4.6
Software	8.9	9.0	0.9
Trademarks and trade names	5.2	5.6	2.0
Licenses	4.6	4.6	—
Assembled workforce in asset acquisitions	3.4	3.0	3.6
Other	1.1	0.8	3.0
Total intangibles	113.4	117.0
Accumulated amortization	(70.8)	(63.4)
Intangible assets, net	$42.6	$53.6
Amortization expense was $3.9 million and $11.7 million for the three and nine months ended September 30, 2022, respectively, and $4.0 million and $11.2 million for the three and nine months ended September 30, 2021, respectively.

Expected future amortization expense for intangible assets as of September 30, 2022 is as follows:

Year ending December 31,	Intangible assets
2022 (excluding the nine months ended September 30, 2022)	$3.8
2023	14.9
2024	10.6
2025	8.2
2026	3.8
Thereafter	1.3
Total	$42.6

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2021	$356.6
Effect of foreign currency translation	(4.0)
Balance at September 30, 2022	$352.6

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended September 30, 2022 and December 31, 2021.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2022 and December 31, 2021, respectively.

The Company had an aggregate of $40.4 million of letters of credit outstanding under the revolving credit facility as of September 30, 2022, and the Company’s total available borrowing capacity under the revolving credit facility was $459.6 million as of September 30, 2022. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through September 30, 2022. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of September 30, 2022.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of September 30, 2022. In addition, during the three and nine months ended September 30, 2022 and 2021 the conditions allowing holders of the Notes to convert were not met. As a result, the Notes were not convertible during the three and nine months ended September 30, 2022 and 2021.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following is a summary of the Company’s convertible senior notes as of September 30, 2022 and December 31, 2021.

	2026 Notes	2028 Notes	Total
September 30, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.5)	(8.5)	(16.0)
Carrying value, net	$688.3	$684.8	$1,373.1

December 31, 2021
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(9.1)	(9.7)	(18.8)
Carrying value, net	$686.7	$683.6	$1,370.3

During the three months ended September 30, 2022 and 2021, the Company recognized $0.6 million and $0.6 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the nine months ended September 30, 2022 and 2021, the Company recognized $1.6 million and $1.3 million in interest expense for the 2026 Notes and $1.2 million and $0.9 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of September 30, 2022.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
October 1, 2022 through December 31, 2022	$—
2023	—
2024	—
2025	—
2026	695.8
2027	—
Thereafter	693.3
Total	$1,389.1

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2022, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of September 30, 2022, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 11 years. Sublease income, which is recorded as a reduction of rental expense, was $5.3 million and $14.8 million during the three and nine months ended September 30, 2022, respectively, and $4.5 million and $12.4 million during the three and nine months ended September 30, 2021, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2022 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Year ending December 31,	Operating leases(1)	Finance leases
2022 (excluding the nine months ended September 30, 2022)	$27.3	$32.6
2023	93.4	107.3
2024	87.5	72.5
2025	82.1	34.5
2026	62.5	6.9
Thereafter	471.0	—
Total future minimum lease payments	823.8	253.8
Less imputed interest	(160.8)	(9.2)
Less tenant improvement receivables	(0.7)	—
Total liability	$662.3	$244.6
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments from the Company’s sub-tenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2022 were as follows:

Year ending December 31,	Operating leases
2022 (excluding the nine months ended September 30, 2022)	$6.4
2023	17.0
2024	16.4
2025	15.3
2026	11.4
Thereafter	33.8
Total future sublease rent payments	100.3
Less sub-tenant incentive	(1.1)
Total future sublease rent payments, net	$99.2

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company’s obligations under the lease are supported by a $26.1 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of September 30, 2022, the Company's remaining minimum obligation for its headquarters was $569.2 million.

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

The Company recorded impairment charges of $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, and zero and $17.3 million during the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, the Company has a $11.5 million commitment related to an operating lease that has not commenced, with a lease term of 6 years.

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

The California state court litigation consolidated four putative class action lawsuits that were filed on August 30, 2019, September 5, 2019, September 13, 2019, and October 3, 2019, in the Superior Court of the State of California, San Mateo County, against the Company, certain of its officers and directors, underwriters of its IPO, and Sequoia Capital XII, L.P. and certain of its affiliated entities (collectively, the “Dropbox Defendants”). On May 11, 2020, the Dropbox Defendants filed a motion to dismiss the consolidated state court case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws. On December 4, 2020, the state court issued an order granting the Company's motion to dismiss the consolidated state court case. On December 15, 2020, the state court plaintiffs filed a notice of appeal of this order and on May 13, 2022, the Court of Appeal for the State Court of California affirmed the order dismissing the state court case. The plaintiff petitioned the California Supreme Court for review (which is discretionary) and the Court denied the plaintiff’s petition for review on August 10, 2022. The Company believes the appeal and claims are without merit and intends to vigorously defend against them.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2022	December 31, 2021
Non-income taxes payable	$72.1	$77.4
Accrued legal and other external fees	24.9	24.0
Other accrued and current liabilities	40.2	39.4
Total accrued and other current liabilities	$137.2	$140.8

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

As of September 30, 2022, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted zero and 0.2 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2022, respectively, and 0.2 million and 0.5 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, 272.3 million shares of Class A common stock, 82.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2021, 292.7 million shares of Class A common stock, 82.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2022 and December 31, 2021 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 8.2 million unvested restricted stock awards granted to one of the Company's co-founders as of September 30, 2022 and December 31, 2021, respectively. See "Co-Founder Grant" section below for further details.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2020, the Company's Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the Company’s outstanding shares of Class A common stock. The Company completed the February 2020 stock repurchase program of up to $600 million during the first quarter of 2021. In February 2021, the Board of Directors authorized the Company to repurchase up to an additional $1 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2021 stock repurchase program of up to $1 billion during the second quarter of 2022. In February 2022, the Board of Directors authorized the Company to repurchase up to an additional $1.2 billion of the Company's outstanding shares of Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and nine months ended September 30, 2022, the Company repurchased and subsequently retired 7.7 million and 27.6 million shares of its Class A common stock, respectively, for an aggregate amount of $171.4 million and $621.1 million, respectively. During the three and nine months ended September 30, 2021, the Company repurchased and subsequently retired 5.8 million and 29.9 million shares of its Class A common stock for an aggregate amount of $181.0 million and $763.7 million, respectively. This included $200.0 million in repurchases of 8.6 million shares of the Company's Class A common stock in conjunction with the issuance of the Notes, which was outside of the Company's stock repurchase program.

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

As of September 30, 2022, there were 35.9 million stock-based awards issued and outstanding and 99.8 million shares available for issuance under the Dropbox Equity Incentive Plans, HelloSign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2022:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2021	95.2	0.9	$12.09	5.4	$10.0	27.8	$24.17
Additional shares authorized	18.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	3.05	—	—	(10.8)	23.58
Options and restricted stock units and awards canceled	5.5	(0.3)	18.80	—	—	(5.2)	22.95
Shares withheld related to net share settlement of restricted stock units and awards	3.9	—	—	—	—	—	23.64
Options and restricted stock units and awards granted	(23.6)	—	—	—	—	23.6	22.84
Balance as of September 30, 2022	99.8	0.5	$10.86	4.9	$4.5	35.4	$23.65
Vested at September 30, 2022		0.3	$13.80	4.3	$2.5	—	$—
Unvested at September 30, 2022		0.2	$2.44		$2.0	35.4	$23.65

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Intrinsic value of options exercised	$0.6	$2.4	$2.5	$11.1

As of September 30, 2022, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $786.8 million. The weighted-average period over which such

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of September 30, 2022.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $2.6 million and $9.5 million during the three and nine months ended September 30, 2022, respectively, and $3.7 million and $10.9 million during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, unamortized stock-based compensation expense related to the Co-Founder Grant was $11.7 million.
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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three Months Ended September 30,		Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$64.0	$19.2	$59.3	$16.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	275.5	82.6	302.5	83.0
Net income per common share, basic	$0.23	$0.23	$0.20	$0.20
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$64.0	$19.2	$59.3	$16.3
Reallocation of net income as a result of conversion of Class B to Class A common stock	19.2	—	16.3	—
Reallocation of net income to Class B common stock	—	(0.1)	—	(0.5)
Net income attributable to common stockholders for diluted EPS	$83.2	$19.1	$75.6	$15.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	275.5	82.6	302.5	83.0
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.0	—	12.6	0.1
Conversion of Class B to Class A common stock	82.6	—	83.0	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	360.1	82.6	398.1	83.1
Net income per common share, diluted	$0.23	$0.23	$0.19	$0.19

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$173.9	$51.0	$166.2	$45.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	281.6	82.6	307.4	83.2
Net income per common share, basic	$0.62	$0.62	$0.54	$0.54
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$173.9	$51.0	$166.2	$45.0
Reallocation of net income as a result of conversion of Class B to Class A common stock	51.0	—	45.0	—
Reallocation of net income to Class B common stock	—	(0.3)	—	(1.0)
Net income attributable to common stockholders for diluted EPS	$224.9	$50.7	$211.2	$44.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	281.6	82.6	307.4	83.2
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.3	—	9.7	0.1
Conversion of Class B to Class A common stock	82.6	—	83.2	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	366.5	82.6	400.3	83.3
Net income per common share, diluted	$0.61	$0.61	$0.53	$0.53

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock units and awards	21.8	0.5	20.3	1.3
Options to purchase shares of common stock	0.3	—	0.4	0.1
Co-Founder Grant	8.3	8.3	8.3	9.6
Convertible Senior Notes	37.8	37.8	37.8	30.0
Warrants	37.8	37.8	37.8	30.0
Total	106.0	84.4	104.6	71.0

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's provision for income taxes was $15.0 million and $46.2 million for the three and nine months ended September 30, 2022, respectively, and $0.5 million and $2.3 million for the three and nine months ended September 30, 2021, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The provision for income taxes for the nine months ended September 30, 2022 was primarily attributable to federal, state and foreign income taxes. In addition, a requirement of the Tax Cuts and Jobs Act of 2017 (TCJA) to capitalize certain research expenditures became effective January 1, 2022, which resulted in an increase in the federal and state income tax liability.

For the three and nine months ended September 30, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the requirement to capitalize research expenditures in accordance with TCJA, which was partially offset by the utilization of U.S. deferred tax assets which have a full valuation allowance.

For the three and nine months ended September 30, 2021, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the full valuation allowance on its U.S. and Irish deferred tax assets. For the periods presented, the effective tax rate was also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2022, the Company continues to maintain valuation allowances on all of its deferred tax assets in the U.S. and on a portion of its deferred tax assets in one of its foreign jurisdictions.

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

Unrecognized tax benefits increased by approximately $4.7 million and $14.3 million for the three and nine months ended September 30, 2022, respectively, of which $3.1 million, if recognized, would affect the Company's effective tax rate. Additionally, unrecognized tax benefits decreased by approximately $0.4 million for the nine months ended September 30, 2022, due to a statute of limitations lapse related to prior period tax positions.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2022	December 31, 2021
United States	$272.5	$316.6
International (1)	8.6	5.4
Total property and equipment, net	$281.1	$322.0

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2022 and December 31, 2021.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$324.5	$287.7	$930.9	$832.3
International (1)	266.5	262.5	795.2	760.1
Total revenue	$591.0	$550.2	$1,726.1	$1,592.4

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2022 and 2021, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale rapidly and efficiently. We’ve built a thriving global business with 17.55 million paying users.

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

We also offer HelloSign, as our e-signature solution. HelloSign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill HelloSign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. We sell HelloSign products globally and sell primarily in U.S. dollars. In October 2022, we announced the rebranding of HelloSign as Dropbox Sign.

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

Update on COVID-19 and Current Economic Conditions

Although we did not experience material impacts to our financial condition and results of operations during the nine months ended September 30, 2022 as a result of the continuing effects of the on-going COVID-19 pandemic, we have seen and may continue to see impacts to certain components of results of operations. The full extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations remains uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors. Additionally, other recent macroeconomic events including rising inflation, the U.S. Federal Reserve raising interest rates, supply chain disruptions, fluctuations in currency exchange rates and the Russian invasion of Ukraine have led to further economic uncertainty.

As a result of Russia’s military action against Ukraine, various nations, including the United States, have instituted economic sanctions against the Russian Federation. We did not experience material impacts to our financial condition and results of operations during the nine months ended September 30, 2022 as a result of the war in Ukraine or the related sanctions.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions related to the COVID-19 pandemic and other macroeconomic events have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Certain of these cost savings may continue beyond the resolution of the COVID-19 pandemic in connection with our Virtual First work model, as described below. Due to our subscription-based business model, the effect of the COVID-19 pandemic and recent macroeconomic events may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of COVID-19 and the macroeconomic environment on our business, see “Risk Factors” included in Part II, Item 1A. of this report.

Virtual First

The effects of the COVID-19 pandemic have led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder will be subleased. We recorded an impairment charge of $12.7 million during the nine months ended September 30, 2022 related to the adoption of Virtual First. We recorded an impairment charge of $17.3 million in the nine months ended September 30, 2021 related to the adoption of Virtual First, including impairment related to real estate assets acquired as part of our acquisition of DocSend. See Note 9, "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information. We may incur additional charges depending on the continued recovery of the global real estate market. In addition to generating sublease income, we expect that as a result of our shift to Virtual First we will continue to see certain savings that we experienced as a result of the COVID-19 pandemic in areas, including reductions in facilities related costs and depreciation expense due to the impairment charges related to the adoption of Virtual First.

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

In the second quarter of 2022, we repackaged our existing Dropbox Standard and Dropbox Advanced plans to include additional features. As a result, we increased the price for new users on these plans. For a majority of existing users, the increase in price is effective on their next renewal date. As a result of the price increase, combined with an increase in paying users across our product portfolio and an increased mix of sales from our higher-priced subscription plans, we experienced an increase in Total ARR for the period ended September 30, 2022, compared to the period ended September 30, 2021.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2022.

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
	(In millions)
Total ARR	$2,431	$2,261	$2,218

	As of
Constant Currency	September 30, 2022	December 31, 2021	September 30, 2021
	(In millions)
Total ARR	$2,431	$2,250	$2,207

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

The below table sets forth the number of paying users as of September 30, 2022, December 31, 2021, and September 30, 2021.

	As of
	September 30, 2022	December 31, 2021	September 30, 2021
	(In millions)
Paying users	17.55	16.79	16.49

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

As a result of the repackaging and repricing of our existing Dropbox Standard and Dropbox Advanced plans, combined with an increased mix of sales towards our higher-priced subscription plans, and offset by the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021.

The below table sets forth our ARPU for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
ARPU	$134.31	$133.79	$134.41	$133.19

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

Our FCF increased for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and operating efficiencies.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by operating activities	602.7	567.1
Capital expenditures	(20.9)	(20.8)
Free cash flow	$581.8	$546.3

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

Interest income (expense), net
Interest income (expense), net consists primarily of interest expense related to our finance lease obligations for infrastructure and amortization of debt issuance costs as well as interest income earned on our money market funds classified as cash and cash equivalents and short-term investments.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenue	$591.0	$550.2	$1,726.1	$1,592.4
Cost of revenue(1)	109.7	112.0	328.4	328.4
Gross profit	481.3	438.2	1,397.7	1,264.0
Operating expenses(1):
Research and development	227.6	187.3	653.4	554.0
Sales and marketing	103.6	115.7	304.3	319.2
General and administrative	56.8	57.9	165.6	169.3
Impairment related to real estate assets(2)	4.0	—	12.7	17.3
Total operating expenses	392.0	360.9	1,136.0	1,059.8
Income from operations	89.3	77.3	261.7	204.2
Interest income (expense), net	1.7	(1.7)	(0.2)	(3.8)
Other income, net	7.2	0.5	9.6	13.1
Income before income taxes	98.2	76.1	271.1	213.5
Provision for income taxes	(15.0)	(0.5)	(46.2)	(2.3)
Net income	$83.2	$75.6	$224.9	$211.2

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Cost of revenue	$6.4	$6.0	$18.8	$17.3
Research and development	60.6	48.7	169.6	141.7
Sales and marketing	6.0	5.9	16.4	19.0
General and administrative	13.1	12.2	38.6	36.6
Total stock-based compensation	$86.1	$72.8	$243.4	$214.6

(2) Includes impairment charges related to real estate assets as a result of our decision to shift to a Virtual First work model. See Note 9 "Leases" for further information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)	19	20	19	21
Gross profit	81	80	81	79
Operating expenses(1):
Research and development	39	34	38	35
Sales and marketing	18	21	18	20
General and administrative	10	11	10	11
Impairment related to real estate assets	1	—	1	1
Total operating expenses	66	66	67	67
Income from operations	15	14	15	13
Interest income (expense), net	—	—	—	—
Other income, net	1	—	1	1
Income before income taxes	17	14	16	13
Provision for from income taxes	(3)	—	(3)	—
Net income	14%	14%	13%	13%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development	10	9	10	9
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	15%	13%	13%	13%

*Percentages may not foot due to rounding.

Comparison of the three months ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Revenue	$591.0	$550.2	$40.8	7.4%

Revenue increased $40.8 million or 7.4% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in revenue was driven primarily by an increase in paying users, an increased mix of sales towards our higher-priced subscription plans and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022, offset by the impact of unfavorable foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Cost of revenue	$109.7	$112.0	$(2.3)	(2.1)%
Gross profit	481.3	438.2	43.1	9.8%
Gross margin	81%	80%

Cost of revenue decreased $2.3 million or 2.1% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to decreases of $5.1 million in infrastructure cost due to lower facilities costs and depreciation, offset by an increase of $1.6 million in employee-related costs and other immaterial changes.

Our gross margin increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to a 7.4% increase in revenue during the period and a decrease in our cost of revenue as described above.

Research and development

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Research and development	$227.6	$187.3	$40.3	21.5%

Research and development expenses increased $40.3 million or 21.5% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to increases of $32.0 million in employee-related costs driven by an increase in headcount partially due to high levels of attrition in 2021 and $6.3 million in allocated overhead.

Sales and marketing

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Sales and marketing	$103.6	$115.7	$(12.1)	(10.5)%

Sales and marketing expenses decreased $12.1 million or 10.5% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a decrease of $10.9 million related to brand and other marketing campaigns.

General and administrative

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
General and administrative	$56.8	$57.9	$(1.1)	(1.9)%

General and administrative expenses decreased $1.1 million or 1.9% during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to a decrease of $4.6 million in non-income based taxes, offset by increases of $2.7 million in employee-related costs and $1.7 million in outside services.

Impairment related to real estate assets

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Impairment related to real estate assets	$4.0	$—	$4.0	100.0%

Impairment related to real estate assets was $4.0 million during the three months ended September 30, 2022, due to an impairment charge related to real estate assets as a result of the adoption of our Virtual First strategy and an increase in common area fees for our San Francisco headquarters, where we have space available for sublease, as well as the impact of updated assumptions as we continue to monitor the global real estate market. We did not incur any impairment related to real estate assets during the three months ended September 30, 2021.

Interest income (expense), net

Interest income, net increased by $3.4 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to higher interest income as a result of interest rate increases.

Other income, net

Other income, net increased $6.7 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to an increase of $6.5 million in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $14.5 million during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to the impact of capitalization of research and experimental expenditures, and tax expense for our Irish subsidiary, which no longer maintains a valuation allowance on deferred tax assets.

Comparison of the nine months ended September 30, 2022 and 2021

Revenue

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Revenue	$1,726.1	$1,592.4	$133.7	8.4%

Revenue increased $133.7 million or 8.4% during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in revenue was driven primarily by an increase in paying users, an increased mix of sales towards our higher-priced subscription plans and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022, offset by the impact of unfavorable foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Cost of revenue	$328.4	$328.4	$—	—%
Gross profit	1,397.7	1,264.0	133.7	10.6%
Gross margin	81%	79%

Cost of revenue stayed flat during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to decreases of $3.1 million in credit card transaction fees, $1.0 million in outside services, and $0.4 million in employee-related costs. These decreases were offset by increases of $2.7 million in infrastructure costs and $1.9 million in allocated overhead.
Gross margin increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an 8.4% increase in revenue during the period and our cost of revenue staying flat, as described above.

Research and development

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Research and development	$653.4	$554.0	$99.4	17.9%

Research and development expenses increased $99.4 million or 17.9% during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to increases of $83.5 million in employee-related costs driven by an increase in headcount partially due to high levels of attrition in 2021 and $8.6 million in allocated overhead.

Sales and marketing

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Sales and marketing	$304.3	$319.2	$(14.9)	(4.7)%

Sales and marketing expenses decreased $14.9 million or 4.7% during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to decreases of $10.4 million in employee-related costs due to severance expenses associated with the reduction in force in 2021, $3.0 million in allocated overhead, and $0.7 million related to brand and other marketing campaigns.

General and administrative

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
General and administrative	$165.6	$169.3	$(3.7)	(2.2)%

General and administrative expenses decreased $3.7 million or 2.2% during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to decreases of $4.5 million in non-income based taxes, $3.9 million in allocated overhead, and $1.6 million in legal fees. These decreases were offset by increases of $3.8 million in employee-related costs and $1.7 million in outside services.

Impairment related to real estate assets

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(In millions)
Impairment related to real estate assets	$12.7	$17.3	$(4.6)	(26.6)%

Impairment related to real estate assets was $12.7 million and $17.3 million during the nine months ended September 30, 2022 and 2021, respectively, related to real estate assets as a result of our Virtual First strategy and the impact of updated assumptions as we continue to monitor the global real estate market, as well as an increase in common area fees for our San Francisco headquarters, where we have space available for sublease.

Interest income (expense), net

Interest expense, net decreased $3.6 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to higher interest income as a result of interest rate increases.

Other income, net

Other income, net decreased $3.5 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to decreases of $6.2 million in losses related to the termination of a datacenter lease, $5.8 million in gains on sales of retired infrastructure assets, and $1.7 million in losses related to investments. These decreases were offset by a $5.0 million gain related to the sale of equity investments and increases of $4.8 million in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $43.9 million during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the impact of capitalization of research and experimental expenditures, tax expense for our Irish subsidiary, which no longer maintains a valuation allowance on deferred tax assets, and a $1.9 million benefit recorded during the nine months ended September 30, 2021 as a result of the DocSend acquisition.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $372.0 million and short-term investments of $1,081.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of September 30, 2022, we had $165.3 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.
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
In February 2021, we issued approximately $1.4 billion in aggregate principal amount of convertible senior notes, comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series will not bear regular interest and the principal will not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock. We completed the February 2020 stock repurchase program of up to $600 million during the first quarter of 2021. In February 2021, our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock. We completed the February 2021 stock repurchase program of up to $1 billion during the second quarter of 2022. In February 2022, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2022, we repurchased and subsequently retired 7.7 million and 27.6 million shares, respectively, of our Class A common stock for an aggregate amount of $171.4 million and $621.1 million, respectively. The pace of our share repurchases may vary due to various circumstances, including market conditions and our stock price.

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

The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2022.
As of September 30, 2022, we had no amounts outstanding under the revolving credit facility and an aggregate of $40.4 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $459.6 million as of September 30, 2022.
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

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by operating activities	$602.7	$567.1
Net cash provided by (used in) investing activities	56.6	(560.1)
Net cash (used in) provided by financing activities	(807.7)	368.5
Effect of exchange rate changes on cash and cash equivalents	(12.6)	(1.5)
Net (decrease) increase in cash and cash equivalents	$(161.0)	$374.0

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
For the nine months ended September 30, 2022, net cash provided by operating activities was $602.7 million, which primarily consisted of our net income of $224.9 million, adjusted for stock-based compensation expense of $243.4 million, depreciation and amortization expenses of $117.5 million, impairment related to real estate assets of $12.7 million, and net cash outflow of $30.3 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

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
For the nine months ended September 30, 2022, net cash provided by investing activities was $56.6 million, which primarily related to $54.1 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $20.9 million related to our office build-outs, work required to prepare spaces for sublease, and purchases of computer equipment.
Financing activities
Net cash (used in) provided by financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment.
For the nine months ended September 30, 2022, net cash used in financing activities was $807.7 million, which primarily consisted of $621.1 million for the repurchase of our common stock, $91.0 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $96.0 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $372.0 million and short-term investments of $1,081.4 million as of September 30, 2022. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to LIBOR or an alternative base rate. As of September 30, 2022, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2022, a hypothetical increase in interest rates by 100 basis points would have resulted in a $16 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from the COVID-19 pandemic and other macroeconomic events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2022, 28% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded net foreign currency transaction gains of $4.0 million and net foreign currency transaction losses of $0.8 million during the nine months ended September 30, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2022 and 2021.
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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2022, we served over 700 million registered users but only 17.55 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access to our systems or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, infrastructure, or networks or of third parties on which we rely could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users’ content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

The use of our platform involves the transmission, storage, and processing of user content, some of which may be considered personal, confidential, or sensitive information of users or their organizations. We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential, or sensitive information. We have previously faced and will continue to face security threats from malicious third parties that could obtain unauthorized access to our systems, infrastructure, and networks. We anticipate that these threats will continue to grow in scope and complexity over time. Although we have taken corrective actions in response to past incidents, and have developed systems and processes that are designed to protect the personal data of users and their organizations, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future.

Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and we are actively taking additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with the conflict between Russia and Ukraine. If our security measures are breached or compromised or we, our systems or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, or other errors in the storage, use, transmission, or other processing of personal information could result in an actual or perceived breach of user privacy. These risks may be heightened in connection with our transition to Virtual First and an increasingly distributed workforce. In addition, our users may also disclose or lose control of their passwords, or use the same or similar passwords on third parties’ systems, which could lead to unauthorized access to their accounts on our platform.

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

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, including as a result of the ongoing COVID-19 pandemic, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

Further, as we continue to grow and scale our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. Additionally, our ability to accurately perform capacity planning is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Due to the ongoing effects of the COVID-19 pandemic, in addition to price increases and competition for a limited supply of such equipment, our global supply chain for datacenter equipment has experienced challenges, and such challenges could adversely impact our infrastructure capacity. Our datacenter equipment is primarily manufactured by third-party manufacturers, some of which utilize certain components for which there are few qualified suppliers. Prolonged disruptions at these suppliers could lead to a disruption in our ability to manufacture datacenter equipment on time to meet demand. Furthermore, our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us resulting in inadequate datacenter capacity. Furthermore, our efforts to mitigate such disruptions and compete for such equipment may impact the timing and magnitude of our infrastructure spending, resulting in unexpected increases in shorter-term or longer-term costs than originally projected.

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

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, as a result of the ongoing COVID-19 pandemic, we have transitioned to a Virtual First work model, which may lead to disruptions and decreased productivity that could result in delays in our product development process. The risk of such disruptions and decreased productivity may persist as we continue to transition to a Virtual First workforce. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

The full extent of the impacts of the COVID-19 pandemic on our business is currently unknown, but it may adversely affect our financial results as well as our business operations.

Although we did not experience material impacts to our financial condition and results of operations during the nine months ended September 30, 2022, as a result of the ongoing COVID-19 pandemic, the full extent of the long-term impacts of the COVID-19 pandemic on the economy, our industry, our markets and the geopolitical environment, and therefore, our financial results and business operations are currently unknown and cannot be estimated with any degree of certainty. Impacts to our financial results may include, without limitation, (1) negative impacts to our current and prospective users’ purchases or renewals of paid licenses for access to our platform, delays or defaults on payment obligations, which could negatively affect our revenues and cash flows, (2) modifications to net payment terms or invoice frequency, which could negatively affect our cash flows, and (3) fluctuations in foreign currency exchange rates, which have and may in the future negatively impact our results of operations and cash flows. Impacts to our business operations may include, without limitation, (1) disruptions to our sales operations and marketing efforts, (2) negative impacts to the financial condition or operations of our vendors and business partners, as well as disruptions to the supply chain of hardware needed to offer our services, (3) disruptions to our ability to conduct product development and other important business activities, and (4) potential postponement or cancellation of previously planned investments or other initiatives. In addition, ongoing economic effects related to the COVID-19 pandemic, such as supply chain disruptions, a competitive labor market and labor shortages have impacted, and may continue to impact, us and our customers and vendors. Accordingly, the economic effects related to the COVID-19 pandemic may have a negative impact on our financial results as well as our business operations, the magnitude and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets which may adversely impact our stock price.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and has recently intensified as a result of industry trends and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 17.55 million as of September 30, 2022. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We have paying users across approximately 180 countries and approximately half of our revenue in the year ended December 31, 2021 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to new regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

•compliance with applicable international laws, regulations, and standards including laws and regulations with respect to privacy, data protection, cybersecurity, consumer protection, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•recruiting and retaining talented and capable employees outside the United States, and maintaining our company culture across all of our locations, including in light of our shift to the Virtual First work model and an increasingly distributed workforce;

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

For example, many countries and the Organization for Economic Cooperation and Development (“OECD”) have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. On August 16, 2022, President Biden signed into law the “Inflation Reduction Act” (“IRA”) that includes a 15% book-income alternative minimum tax for corporations with financial accounting profits over $1 billion and a 1% excise tax on the value of certain stock repurchases by publicly traded corporations. The alternative minimum tax is not expected to have a material adverse impact on our business, results of operations, financial conditions, and cash flows; however, if we repurchase stock pursuant to our stock repurchase program or otherwise, the 1% excise tax on stock repurchases may increase the costs to us of such repurchases. In March 2022, the Biden Administration proposed a number of federal tax changes, including raising the corporate income tax rate to 28% and, repealing the Base Erosion and Anti-Abuse Tax (“BEAT”) and replacing it with a new undertaxed profits rule (“UTPR”) that is intended to be consistent with the OECD Pillar Two Model Rules. While these provisions were not included in the IRA, if some or all of these changes are enacted, certain proposed changes could have an adverse impact on our business, results of operations, financial condition and cash flow.

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

We receive, store, process, and use personal information and other user content. Numerous federal, state, local, and international laws and regulations address privacy, data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. We also post privacy policies and are subject to contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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

Additionally, several states in the U.S. have begun enacting new data privacy laws. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. However, certain aspects of the CCPA and its enforcement remain uncertain. Additionally, a new privacy law, the California Privacy Rights Act ("CPRA"), which will go into effect on January 1, 2023, significantly modified the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses. The effects of the CCPA and the CPRA remain far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect July 1, 2023, and Connecticut, which in May 2022 enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. Similarly, a number of legislative proposals in the EEA and the United States, at both the federal and state level, as well as other jurisdictions could impose new obligations in areas affecting our business. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

With laws and regulations such as the GDPR in the EU and the CCPA in the U.S. imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to users or other third parties, or any of our other legal obligations relating to privacy, data protection, or information security may result in governmental investigations, enforcement actions or other proceedings, litigation, claims, or public statements against us by consumer advocacy groups or others, and could result in significant liability or cause our users to lose trust in us, which could have an adverse effect on our reputation and business.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2022, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.1% of the voting power of our capital stock, with Mr. Houston holding approximately 74.1% of the voting power of our capital stock. We are including Mr. Houston's Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Additionally, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Although we have since met the requirements to be included, and are now included, in an FTSE Russell index, our multi-class capital structure still makes us ineligible for inclusion in any of the above listed S&P indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these S&P indices will not be investing in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, these policies may depress the trading price of our Class A common stock.

Substantial future sales could depress the market price of our Class A common stock.

The market price of our Class A common stock could decline as a result of a large number of sales of shares of such stock, and the perception that these sales could occur may also depress the market price of our Class A common stock, particularly if those sales are by our officers and directors and their affiliates.

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

If the 2026 Notes or the 2028 Notes are converted by holders of such series, we have the ability under the applicable indenture to deliver cash, common stock, or any combination of cash or common stock, at our election upon conversion of the applicable series of convertible notes. If we elect to deliver any common stock upon conversion of the 2026 Notes or the 2028 Notes, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2026 Notes or the 2028 Notes may engage in short selling to hedge their position in the convertible notes. Anticipated future conversions of the 2026 Notes or 2028 Notes into shares of our Class A common stock could depress the price of our Class A common stock.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock, in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock and in February 2022 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to allocate a significant portion of our free cash flow to share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. In addition, as part of the Inflation Reduction Act, the United States implemented a 1% excise tax on the value of certain stock repurchase by publicly traded companies. This tax could increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

While to date we have not incurred significant income taxes in operating our business, we are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. In addition to introducing a new minimum corporate income tax on certain large corporations, and an excise tax of 1% on certain share repurchases by corporations, the recently enacted IRA increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply, changes in the business and pending regulations on the interpretation and application of the new corporate minimum tax may have adverse tax consequences for us. The excise tax on share repurchases may apply to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which may increase the costs to us of any share repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	2.36	$22.31	2.36	$1,041.05
August 1 - 31	2.59(3)	$23.34	2.51	$982.58
September 1 - 30	2.84	$21.31	2.84	$922.13
Total	7.79	$22.28	7.71

(1) On February 17, 2022, we announced that our Board of Directors authorized the repurchase of $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Deficit to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases.

(3) Includes 82,205 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 4, 2022	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2022	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)