Form 10-K
period 2022-12-31
DROPBOX, INC.
filed 2023-02-23
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2022 as reported by the NASDAQ Global Select Market on such date was approximately $4,690.5 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 17, 2023 there were 276,018,479 shares of the registrant's Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals, and 1,614,472 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and, as applicable, achievement of certain stock price goals), 81,839,831 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2022.

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

•Our expectations regarding general economic, political, and market trends and their respective impacts on our business;

•Our ability to compete successfully in competitive markets;

•Our expectations regarding the potential impacts of a more permanent global shift to remote or distributed work, on our business, the business of our customers, suppliers and partners, and the economy;

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

•Our ability to effectively invest in the development of new products and technologies;

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

•Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

•We operate in competitive markets, and we must continue to compete effectively.

•Our business depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.

•Our business could be harmed by any significant disruption of service on our platform or loss of content.

•We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform, or for content collaboration solutions in general, could negatively impact our business.

•Failure to respond to rapid technological changes, extend our platform, or develop new features or products may harm our ability to compete effectively, which would adversely affect our business.

•We may not successfully manage our growth or successfully execute our plan for future growth.

•We depend on our key personnel and other highly qualified personnel, and if we fail to attract, integrate, and retain our personnel, and maintain our unique corporate culture, our business could be harmed.

•We have a limited history of operating with a Virtual First workforce and the long-term impact on our financial results and business operations remains uncertain.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

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

Our market opportunity grew as we’ve expanded from keeping files in sync to keeping teams in sync. Today, we are well-positioned to reimagine the way work gets done. We're focusing on reducing the inordinate amount of time and energy the world spends on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

The popularity of our platform promotes viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 17.77 million paying users as of December 31, 2022.

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
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Passwords, Vault, Computer Backup, Dropbox Sign, DocSend, Dropbox Capture, and FormSwift and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack, and BetterCloud help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. This ongoing innovation broadens the value of our platform and deepens user engagement.

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

Version history. As paying users work on files, our servers keep snapshots of all their changes. Users can see a file’s complete version history so they can reference and retrieve older versions, depending on the users’ subscription. Version histories are kept between 30 to 365 days for paying users, depending on the users’ subscription.

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2022, Dropbox was receiving over 75 billion API calls per month and just under 1,000,000 developers had registered and built applications on our platform. In addition, more than 80% of Dropbox Business teams have linked to one or more third-party applications.

Rewind. Dropbox Rewind is a tool that lets a user take a folder, or their entire account, back to a specific point in time. The tool uses version history to undo changes made to files and folders and can recover any file edits or deletions made within the last 30 to 365 days, depending on the users’ subscription.

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

Vault. Dropbox Vault helps secure and organize sensitive information in the cloud. Vault, which is only available for Dropbox Plus, Professional, and Family plans, is a PIN-protected folder in Dropbox that a user can access any time. Sensitive data can be added and viewed from Windows and the Dropbox mobile app.

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

Transfer. Dropbox Transfer gives users a quick and secure way to send large files or collections of files to anyone. With Transfer, users can send up to 100 GB of files in just a few clicks, depending on the users’ subscription. Users also have the option to drag and drop files to upload from their computer, or add items stored in Dropbox. After creating a transfer, users receive a link that can be pasted anywhere and sent to anyone. Recipients receive copies of the files, so the sender’s originals remain untouched.

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

Dropbox Sign. Dropbox Sign is an eSignature and document workflow platform that enables customers to easily sign, send, and receive documents through its intuitive web and mobile based interfaces. Once documents are signed, copies automatically sync to the user's Dropbox account.

Capture. Dropbox Capture is an all-in-one visual communication tool that helps team members share their work and idea asynchronously. Dropbox Capture allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots.

FormSwift. FormSwift is a cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements.

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

Our Customers
We’ve built a thriving global business with 17.77 million paying users. As of December 31, 2022, we had more than 575,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2020, 2021, and 2022, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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
•third-party integration;
•customer support;
•continued innovation;
•pricing; and
•macroeconomic trends.
We believe we compete favorably across these factors, however, some of our competitors may have greater name recognition, longer operating histories, more varied services, the ability to bundle a broader range of products and services, larger marketing budgets, established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources.

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

We have over 1,550 issued patents and more than 300 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we license a number of key third-party patents in the file collaboration, storage, syncing, and sharing markets.

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

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2022, we had 3,118 full-time employees. Of our full-time employees, 2,583 were located in the United States and 535 were employees located outside of the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.

Virtual First
In October 2020, we announced our Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations where we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as “Dropbox Studios”. We also promote work-life balance by empowering our employees to adopt flexible working arrangements and providing tools for efficient remote collaboration and continuing to provide opportunities for in-person collaboration at our “Dropbox Studios” locations. Additionally, we provide our employees with a flexible quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to support Dropboxer effectiveness in their work environments.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match up to a specific threshold, and equity awards which align the interests of our employees with our stockholders. Our highly competitive benefits package includes medical, dental, vision, life and disability plans. In addition to these core benefits, Dropbox also provides enhanced mental health benefits, family formation benefits and our adoption and surrogacy assistance program. Our comprehensive programs also provide various leave benefits - including 24 weeks of leave for new parents.

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
In addition, the safety of our employees is paramount to our success. We have a physical security policy applicable to all our employees with a global physical security team that is empowered to protect the safety of our employees in the event of emergencies or disasters. We also established and regularly update Global COVID-19 Workplace Health & Safety Standards, based on guidance from public health authorities, to ensure we minimize risk for employees entering our offices. This is driven through a centralized, cross-functional Crisis Management Team dedicated to Dropbox’s COVID-19 response.

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
Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is crucial to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort we have a number of executive-sponsored Employee Resource Groups, or ERGs, that provide support for diverse members of our workforce by fostering an inclusive environment and providing community-building opportunities. In addition, we provide resources and training to employees at all levels to ensure that we are cultivating diverse and inclusive teams, as well as sponsor a number of professional development opportunities that support underrepresented employees at our Company.

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

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, results of operations, financial condition, or prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of the risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment. In addition, any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation continues to evolve, and additional impacts may arise that we are not currently aware of.

Risks Related to Our Business and Our Industry

Our business depends on our ability to retain and upgrade paying users, and any decline in renewals or upgrades could adversely affect our future results of operations.

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription-based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals and upgrades of subscriptions to our platform have fluctuated, and may decline in any period or over time, or paying users may downgrade or not renew their subscriptions because of several factors, such as dissatisfaction with our products, support, pricing, or mix of features, a user no longer having a need for our products, the availability of competitive products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of macroeconomic trends or catastrophic events on our paying users and their willingness or ability to pay for subscriptions. Any decrease in renewals or downgrade of subscriptions to our platform could harm our ability to grow revenue.

We encourage both basic and paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. However, if our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. In addition, certain of our enterprise licenses have a large number of seat licenses. Accordingly, an enterprise decision not to renew its license may have a large impact on our number of paying users and therefore, our business, results of operations, and financial condition. Furthermore, we have and may continue to see an increase in customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, to the extent more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline.

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

We must continually add new users to grow our business beyond our current user base and to replace users who choose not to continue to use our platform. In particular, in order to grow our revenue, we must attract paying users and convert registered users to paying users. Historically, our revenue has been driven by our self-serve model, and we generate more than 90% of our revenue from self-serve channels. Any decrease in user satisfaction with our products or support could harm our brand, word-of-mouth referrals, and ability to grow.

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2022, we served over 700 million registered users but only 17.77 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

Our paying and registered user growth rates have declined and may continue to decline in the future as our pricing strategy changes, our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. The availability of less expensive and bundled competitive products also has slowed and may continue to slow our user growth rate and negatively impact our ability to convert registered users to paying users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, events that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, increased interest rates, or catastrophic events, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue growth rate will decline and operating results will be adversely affected.

Our business could be damaged, and we could be subject to liability, if there is any unauthorized access to our data or our users’ content, including through privacy and data security breaches or incidents.

Unauthorized parties have in the past gained access, and may in the future gain access, to systems, networks, or facilities used in our business through various means, including gaining unauthorized access to our systems, networks, or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, or networks, or facilities, or those of third parties on which we rely, or those of any businesses or technologies we have acquired, could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users’ content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones.

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

Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with the conflict between Russia and Ukraine. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. This risk may increase when vendors and contractors work remotely, including as part of our Virtual First model.

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

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, rising interest rates, unemployment trends, geopolitical issues, such as the conflict between Russia and Ukraine, lasting adverse effects of the COVID-19 pandemic or a widespread economic slowdown or recession (in the United States or internationally) have and could continue to lead to increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

•pricing; and

•macroeconomic trends.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform to assure its compatibility with that of other third parties following development changes. If we are unable to ensure compatibility of our platform with desired third party services, our business may be adversely impacted.

In addition, several of our competitors own, develop, operate, or distribute operating systems, app stores, third-party datacenter services, and other software, and also have material business relationships with companies that own, develop, operate, or distribute operating systems, applications markets, third-party datacenter services, and other software that our platform requires in order to operate. Some of these competitors have inherent advantages developing products and services that more tightly integrate with their software and hardware platforms or those of their business partners.

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

As our user base and the amount and types of information stored, synced, and shared on our platform continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. The vast majority of user content is stored at our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we add to our infrastructure, we may move or transfer additional content.

Further, as we continue to evolve our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. Additionally, our ability to accurately perform capacity planning is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Due to the current macro environment and related price increases and competition for a limited supply of such equipment, our global supply chain for datacenter equipment has experienced challenges, and such challenges could adversely impact our infrastructure capacity. Our datacenter equipment is primarily manufactured by third-party manufacturers, some of which utilize certain components for which there are few qualified suppliers. Prolonged disruptions at these suppliers could lead to a disruption in our ability to manufacture datacenter equipment on time to meet demand. Furthermore, our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us resulting in inadequate datacenter capacity. Furthermore, our efforts to mitigate such disruptions and compete for such equipment may impact the timing and magnitude of our infrastructure spending, resulting in unexpected increases in shorter-term or longer-term costs than originally projected.

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

We generate revenue from sales of subscriptions to our platform, and any decline in demand for our platform, or for content collaboration solutions in general, could negatively impact our business.

We generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of content collaboration solutions in general, and our platform in particular, is critical to our future growth and success. If the content collaboration market fails to grow or grows more slowly than we currently anticipate, or if the recent trends toward remote or distributed work does not materialize into a longer-term shift, demand for our platform could be negatively affected.

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

•pricing; and

•macroeconomic trends.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. In addition, while we believe trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2021 we launched Dropbox Transfer as a way for users to safely and securely send large files, Dropbox Replay, which allows users to review, approve and collaborate on video workflows, Dropbox Backup, which allows users to securely back up their computer or external hard drives with an automated cloud backup solution, and

Dropbox Capture which allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, in response to the COVID-19 pandemic, we transitioned to a Virtual First work model, which may lead to disruptions and decreased productivity that could result in delays in our product development process. The risk of such disruptions and decreased productivity may persist as our workforce operates under a Virtual First model. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

We may not successfully manage our growth or successfully execute our plan for future growth.

The growth and expansion of our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, and our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. In addition, we face challenges of integrating, developing, and motivating an increasingly distributed employee base in various countries around the world. These challenges may be heightened in connection with our Virtual First work model and our need to align our resources in order to create a more nimble and streamlined organization. Managing our growth will also require significant expenditures and allocation of valuable management resources.

Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth, and we may not receive our expected return on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization as it grows, or if we are not able to accurately forecast future growth, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

We depend on our key personnel and other highly qualified personnel, and if we fail to attract, integrate, and retain our personnel, and maintain our unique corporate culture, our business could be harmed.

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time to time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Timothy Young stepped down as our President in February 2023. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, while we believe our Virtual First strategy will give us the opportunity to align our resources to create a more nimble and streamlined organization, we can provide no assurance that we will be able to successfully execute on these plans, and failure to successfully manage these transitions may cause disruptions to our business. Additionally, we will need to adapt and respond to frequently changing circumstances that may impact our workforce, such as natural disasters or pandemics, or our ability to maintain an effective workforce may be impacted.

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

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

We have a limited history of operating with a Virtual First workforce and the long-term impact on our financial results and business operations remains uncertain.

In October 2020, we announced a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees and our intention is for our workforce to continue being more distributed over time. However, we have a limited history of operating with a Virtual First workforce and, although we anticipate that our Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize the anticipated benefits to our business, including cost savings, increased employee satisfaction or ability to attract and retain employees. We may also not achieve operational efficiencies, or increased productivity.

Our continuing shift to a Virtual First work model could make it increasingly difficult to manage our business and adequately oversee our employees and business functions, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel, as well as potentially negatively impacting product research and development and the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our data or our users’ content. Any of these factors could adversely affect our financial condition and operating results.

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

As our business evolves, we may need to invest more resources into sales to large organizations. Large organizations may undertake a significant evaluation and negotiation process, which can lengthen our sales cycle. We may also face unexpected deployment challenges with large organizations or more complicated deployment of our platform. Large organizations may demand more configuration and integration of our platform or require additional security management or control features. We may spend substantial time, effort, and money on sales efforts to large organizations without any assurance that our efforts will produce any sales. Additionally, our ability to sell via an outbound sales force has been, and may continue to be, impeded by events, such as macroeconomic factors, tighter technology spending, layoffs at our potential customers, public health epidemics, and other catastrophic events. As a result, sales to large organizations may lead to greater unpredictability in our business, results of operations, and financial condition.

Any failure to offer high-quality customer support may harm our relationships with our users and our financial results.

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 17.77 million as of December 31, 2022. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We have paying users across approximately 180 countries and approximately half of our revenue in the year ended December 31, 2022 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

•compliance with applicable international laws, regulations, and standards including laws and regulations with respect to labor and employment, privacy, data protection, cybersecurity, consumer protection, tax, export control and sanctions, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

•recruiting and retaining talented and capable employees in locations outside the United States, and maintaining our company culture across all of our locations, including in light of our Virtual First work model and an increasingly distributed workforce;

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

•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as does the United States;

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

•higher costs of doing business internationally, including increased accounting, travel, infrastructure, and legal compliance costs; and

•the impact of natural disasters and public health epidemics on employees, travel and the global economy.

If we continue to invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, continued international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts. Further, compliance with laws, regulations, and standards applicable to our global operations substantially increases our cost of doing business in international jurisdictions. We may be unable to keep current with changes in laws, regulations, or standards as they change. Although we have implemented policies and procedures designed to support compliance with these laws, regulations, and standards there can be no assurance that we will always maintain compliance or that all of our employees, contractors, partners, and agents will comply with the varying and sometimes conflicting laws, regulations and standards in all jurisdictions. Any violations could result in regulatory investigations and enforcement actions, fines, civil and criminal penalties, damages, injunctions, restrictions on our ability to conduct business, or reputational harm. If we are unable to comply with these laws and regulations or manage the complexity of our global operations successfully, our business, results of operations, and financial condition could be adversely affected.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2022, Dropbox was receiving over 75 billion API calls per month, and just under 1,000,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

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

•increase our technical support costs; and

•harm our reputation and brand.

We have acquired, and may in the future acquire, other businesses and technologies which could require significant management attention, disrupt our business operations, cause us to incur debt or dilute stockholder value.

As part of our business strategy, we have acquired, and may in the future acquire, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise complement or grow our business. For example, in the fourth fiscal quarter of 2022, we acquired key assets from Boxcryptor, a provider of end-to-end "zero knowledge" encryption for cloud storage services, with plans to embed these capabilities natively within Dropbox to provide an additional layer of data protection for certain of our customers on paid plans. Additionally, in the fourth fiscal quarter of 2022, we acquired FormSwift, a cloud-based service that provides users the ability to create, edit, and save critical business forms and agreements.

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

•difficulty utilizing or integrating the acquired intellectual property, technology infrastructure, and operations;

•difficulty integrating and retaining key employees of acquired businesses and related challenges motivating and retaining our key employees after such acquisition;

•ineffective or inadequate, controls, procedures, or policies at an acquired business;

•inability to effectively offer, price, and support multiple product lines or services offerings of acquired businesses;

•potential unknown liabilities or risks associated with an acquired business, including those arising from existing contractual obligations, security vulnerabilities, cybersecurity incidents, or litigation matters;

•inability to maintain relationships with key customers, suppliers, and partners of an acquired business;

•failure to accurately forecast the financial impact of an acquisition transaction, including accounting charges;

•challenges integrating accounting, finance and forecasting practices of acquired business within our business;

•lack of experience in new markets, products or technologies;

•inability to effectively integrate brand identity of acquired businesses within those of our business;

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

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services and other assets, strategic investments or other transactions, or if we fail to successfully integrate such acquisitions or investments, or if we are unable to successfully complete other transactions or such transactions do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2022, we had an aggregate of $1,157.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Our rates of revenue growth have slowed and may continue to slow in future periods. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, particularly from the availability of less expensive and bundled competitive products, slowing demand for our platform and declines in our rate of growth in paying users, a decrease in the growth of the overall content collaboration market, resource allocation across our business, including investments in new technologies or products that may not drive growth in the short term, a failure by us to continue capitalizing on growth opportunities, the impact of catastrophic events on economic conditions or on our current and prospective paying users, fluctuations in foreign currency exchange rates, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline further, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

Although we had been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year. We may, however, not achieve or maintain profitability in future periods, or, if we are profitable, we may not fully achieve our profitability targets. We incurred net losses on an annual basis from our inception through 2020. We generated net income of $553.2 million and $335.8 million during the years ended December 31, 2022 and 2021, respectively and we had an accumulated deficit of $2,772.1 million as of December 31, 2022. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business, reposition our products or respond to new technologies. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or terrorist attacks, and pandemics;

•changes in reserves or other non-cash credits or charges, such as the impairment charges as a result of adverse changes in the corporate real estate market which has impacted our subleasing strategy in conjunction with our shift to Virtual First, and releases of deferred tax asset valuation allowances; and

•any other impacts of shifting our operations to a Virtual First work model.

Fluctuation in quarterly results may negatively impact the value of our securities.

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

We conduct our business across approximately 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2022, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies has in the past and could in the future cause our revenue to decline relative to our costs, thereby decreasing our margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

As of December 31, 2022, we had federal, state, and foreign net operating loss carryforwards and federal and state research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or tax credits before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

Due to the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis or there could be changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions with respect to current law. Any such changes could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

For example, many countries and the Organization for Economic Cooperation and Development (“OECD”) have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union ("EU") formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law by December 31, 2023. In addition, the United States recently enacted the “Inflation Reduction Act” (“IRA”), which includes a 15% book-income alternative minimum tax for corporations with financial accounting profits over $1 billion and a 1% excise tax on the value of certain stock repurchases by publicly traded corporations. The alternative minimum tax is not expected to have a material adverse impact on our business, results of operations, financial conditions, and cash flows; however, if we repurchase stock pursuant to our stock repurchase program or otherwise, the 1% excise tax on stock repurchases generally will increase the costs to us of such repurchases. Other changes to U.S. or non-U.S. tax laws could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework, and on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the U.S.-Swiss Privacy Shield adequate for the purposes of transfers of personal data from Switzerland to the U.S. While we rely on legal mechanisms to transfer data from the EEA, the United Kingdom, and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. In its decision invalidating the U.S.-EU Privacy Shield Framework, the CJEU also imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. The CJEU decision may result in data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that went into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect July 1, 2023, and Connecticut, which in May 2022 enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. The effects of the CCPA and these other laws remain far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our services. In addition to government regulation, self-regulatory standards and industry-specific regulations, other industry standards or requirements may legally or contractually apply to us or be argued to apply to us, or we may elect to comply with, or to facilitate our customers’ compliance with, such regulations, standards, requirements, or other actual or asserted obligations. If we are unable or are perceived to be unable to comply with any of these regulations, standards, requirements, or other actual or asserted obligations, if we are unable to maintain certifications or standards relevant to our customers, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed. In addition, an inability to satisfy the standards of certain government agencies that our customers may expect may have an adverse impact on our business and results.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,550 issued patents and more than 300 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

•any significant change in our management; and

•general economic conditions and slow or negative growth of our markets and catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, such as the conflict between Russia and Ukraine, or terrorist attacks, and pandemics.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2022, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 79.3% of the voting power of our capital stock, with Mr. Houston holding approximately 74.4% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

If the 2026 Notes or the 2028 Notes are converted by holders of such series, we are required under the applicable indenture to pay cash up to the aggregate principal amount converted and pay or deliver, as the case may be, cash, Class A common stock, or any combination of cash or Class A common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregated principal amount of such notes converted. If we elect to deliver any Class A common stock upon conversion of the 2026 Notes or the 2028 Notes with respect to our conversion obligation in excess of the aggregated principal amount of such notes converted, if any, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2026 Notes or the 2028 Notes may engage in short selling to hedge their position in the convertible notes. Anticipated future issuances of shares of our Class A common stock upon conversion of the 2026 Notes or 2028 Notes could depress the price of our Class A common stock.

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

We cannot guarantee that our stock repurchase program will be fully implemented or that it will enhance long-term stockholder value

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock, in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock and in February 2022 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to allocate a significant portion of our free cash flow to share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. In addition, as part of the IRA, the United States implemented a 1% excise tax on the value of certain stock repurchase by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service or result in unexpected increases in our costs. Further, outbreaks of pandemic diseases, or the fear of such events, have resulted in responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. As a result, we are conducting business with substantial modifications, including modifications to employee travel and employee work locations. These modifications may disrupt important business operations, such as our product development and sales and marketing activities, and the productivity of our employees.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. In addition to introducing a new minimum corporate income tax on certain large corporations, and an excise tax of 1% on certain share repurchases by corporations, the recently enacted IRA increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply, changes in the business and pending regulations on the interpretation and application of the new corporate minimum tax may have adverse tax consequences for us. The excise tax on share repurchases may apply to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.

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

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash, cash equivalents and short-term investments, amounts available under our existing credit facilities, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all and, in light of macroeconomic challenges, inflation and increased interest rates, financing terms have become less favorable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

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

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights. See Note 10, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
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

Holders of Record
As of February 17, 2023, we had 752 holders of record of our Class A and Class B common stock, respectively, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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
Issuer Purchases of Equity Securities
The following table presents information with respect to our repurchases of Class A common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	2.95	$21.16	2.95	$859.66
November 1 - 30	2.68(3)	$22.06	2.60	$802.28
December 1 - 31	2.40	$22.73	2.40	$747.70
Total	8.03	$21.93	7.95

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

(3) Includes 82,437 shares of restricted common stock delivered by certain employees upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2022 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the Nasdaq Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2021 and 2020 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.

Overview
Our modern economy runs on knowledge. Today, knowledge lives in the cloud as digital content, and Dropbox is where businesses and individuals can create, access, and share this content globally. We serve more than 700 million registered users across approximately 180 countries.

Since our founding in 2007, our market opportunity grew as we’ve expanded from keeping files in sync to keeping teams in sync. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 17.77 million paying users.

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

We offer FormSwift, our cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements. Customers can choose between annual or monthly subscriptions based on their individual or business needs. We typically bill FormSwift customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. FormSwift primarily sells within the United States, and the majority of its sales are in U.S. dollars.

We also offer DocSend as our secure document sharing and analytics solution. DocSend offers paid subscription plans, including a personal plan designed for individuals and Standard, Advanced, and Enterprise plans designed for business users and teams. Similar to Dropbox plans, pricing of DocSend's plans is based on the number of licenses purchased. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill DocSend customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. DocSend primarily sells within the United States, and the majority of its sales are in U.S. dollars.

We also offer Dropbox Sign, as our e-signature solution. Dropbox Sign has several product lines, and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased

(similar to Dropbox plans), while others are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill Dropbox Sign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. We sell Dropbox Sign products globally and sell primarily in U.S. dollars.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of HelloSign (which we subsequently rebranded as Dropbox Sign), DocSend and FormSwift.

Update on Current Economic Conditions

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including changes in the corporate real estate market, rising inflation, the U.S. Federal Reserve raising interest rates, supply chain disruptions, fluctuations in currency exchange rates, and the Russian invasion of Ukraine have impacted our results of operations for the year ended December 31, 2022.

We saw elevated headwinds from the macro environment across all lines of our business, particularly in the fourth quarter of 2022. We began to see an increased level of price sensitivity and a reduction in licenses from our larger Teams customers. In addition to the impacts within our file, sync and share core business, we also saw incremental macro headwinds in our DropboxSign and DocSend businesses. While we are not immune to macroeconomic conditions, we remain optimistic about our strategy through these dynamic times as the combination of Dropbox, Dropbox Sign, DocSend, and FormSwift will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their most important agreements.

As a result of Russia’s military action against Ukraine, various nations, including the United States, have instituted economic sanctions against the Russian Federation. We did not experience material impacts to our financial condition and results of operations during the year ended December 31, 2022 as a result of the war in Ukraine or the related sanctions.

Our results of operations and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions, directly or indirectly related to the COVID-19 pandemic and other macroeconomic events, have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription-based business model, the ongoing effects of the COVID-19 pandemic and the current macroeconomic environment may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the macroeconomic environment on our business, see “Risk Factors” included in Part I, Item 1A. of this report.

Virtual First

The effects of the COVID-19 pandemic led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder will be subleased. We recorded impairment charges related to real estate assets of $175.2 million during the year ended December 31, 2022 as a result of adverse changes in the corporate real estate market in the San Francisco Bay area which has impacted our subleasing strategy in conjunction with our shift to Virtual First. We recorded impairment charges of $31.3 million in the year ended December 31, 2021, including impairment related to real estate assets acquired as part of our acquisition of DocSend. See Note 9, "Leases" for additional information. We may incur additional charges depending on the continued recovery of the corporate real estate market or shifts in our virtual first strategy. In addition to generating sublease income, we expect that as a result of our shift to Virtual First, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense due to these impairment charges.

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

In the second quarter of 2022, we repackaged our existing Dropbox Standard and Dropbox Advanced plans to include additional features. As a result, we increased the price for new and existing users on these plans, with new users starting in the second quarter of 2022 and existing users as their billing cycles occur. For a majority of existing users, the increase in price is effective on their next renewal date. As a result of the price increase, combined with an increase in paying users across our product portfolio and an increased mix of sales from our higher-priced subscription plans, we experienced an increase in Total ARR during the year ended December 31, 2022, compared to the year ended December 31, 2021. In addition, we acquired FormSwift in the fourth quarter of 2022, resulting in a benefit to Total ARR in the period of the acquisition.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2022.

	As of December 31,
	2022	2021
	(In millions)
Total ARR	$2,514	$2,261

	As of December 31,
Constant Currency	2022	2021
	(In millions)
Total ARR	$2,514	$2,250

    Revaluing our ending Total ARR for fiscal 2022 using exchange rates set at the beginning of fiscal 2023, Total ARR at the end of fiscal 2022 would be $2,430 million.

    Paying users
We define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. One person would count as multiple paying users if the person had more than one active license. For example, a 50-person Dropbox Business team would count as 50 paying users, and an individual Dropbox Plus user would count as one paying user. If that individual Dropbox Plus user was also part of the 50-person Dropbox Business team, we would count the individual as two paying users. We first include paying users related to acquired companies among our paying users in the period of the acquisition.

For FormSwift and DocSend, we define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. FormSwift and DocSend users have been included as paying users since the respective period of acquisition; FormSwift in the fourth quarter of 2022, and DocSend in the first quarter of 2021.

Dropbox Sign has several product lines and the pricing and revenue generated from each product line varies, with some product lines priced based on the number of licenses purchased (similar to Dropbox plans), while others are priced based on a customer’s transaction volume. For purposes of Dropbox Sign results, we include as paying users either (i) the number of users who have active paid licenses for access to the Dropbox Sign platform as of the period end for those products that are priced based on the number of licenses purchased (which is the same method we use to evaluate existing Dropbox plans) or (ii) the number of customers for those products that are priced based on transaction volumes.

In fiscal year 2022, we experienced growth in the number of paying users across our products, with the majority of paying users for the periods presented coming from our self-serve channels as well as our acquisition of FormSwift in the fourth quarter of 2022. However, our overall paying user growth rate has declined and may decline in the future. We expect growth in paying users to fluctuate from period to period in the future.

The below table sets forth the number of paying users as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021

	(In millions)
Paying users	17.77	16.79

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

As a result of the repackaging and repricing of our existing Dropbox Standard and Dropbox Advanced plans, combined with an increased mix of sales towards our higher-priced subscription plans, and offset by the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user during the year ended December 31, 2022, compared to the year ended December 31, 2021.

The below table sets forth our ARPU for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021

ARPU	$134.51	$133.73

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

Our FCF increased for the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to an increase in cash provided by operating activities, which was driven by increased subscription sales, as a majority of our paying users are invoiced in advance, and operating efficiencies, such as hiring in lower cost locations and reduced brand and other marketing campaign spend.

We expect our FCF to generally increase in future periods as we increase subscription sales and drive operating efficiencies. We expect to continue to purchase infrastructure equipment to support our user base and anticipate that our capital expenditures will remain approximately consistent in future periods as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year ended December 31,
	2022	2021

	(In millions)
Net cash provided by operating activities	$797.3	$729.8
Capital expenditures	(33.8)	(22.1)
Free cash flow	$763.5	$707.7

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

Our revenue growth is impacted by our number of paying users, as well as our ability to increase the average revenue per paying user. Our overall paying user growth rate has declined and we expect growth in paying users to fluctuate from period to period in the future. Accordingly, if we do not increase the average revenue per paying user, for example through pricing and packaging changes or increased sales of our higher priced subscription plans, to offset slower growth or decline in paying users, our revenue and revenue growth rate will decline.

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

Impairment related to real estate assets

Impairment related to real estate assets consists primarily of impairment charges related to certain right-of-use assets and other lease related assets. The impairment changes are described in Note 9 "Leases". We expect that allocable expenses will decrease in absolute dollars in future periods, as a result of lower operating lease expense related to our right-of-use assets and common area maintenance expense following the impairment charge recorded during the year ended December 31, 2022.

Interest income (expense), net
Interest income (expense), net consists primarily of interest income earned on our money market funds classified as cash and cash equivalents and short-term investments as well as interest expense related to our finance lease obligations for infrastructure and amortization of debt issuance costs.

Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

Benefit from (provision for) income taxes
Benefit from (provision for) income taxes consists primarily of U.S. federal, state and foreign jurisdiction income taxes. For 2022, the difference between the U.S. statutory rate and our effective tax rate is primarily due to changes to the valuation allowance on deferred tax assets, research credits and the impact of capitalization of research and experimental expenditures. For 2021, the difference between the U.S. statutory rate and our effective tax rate is primarily due to changes to the valuation allowance on deferred tax assets. Our effective tax rate is also impacted by earnings realized in foreign jurisdictions with statutory tax rates lower than the federal statutory tax rate. We maintain a full valuation allowance on net deferred tax assets when we have concluded that it is not more likely than not that the deferred assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our total revenue for those periods:

	Year ended December 31,
	2022	2021

	(In millions)
Revenue	$2,324.9	$2,157.9
Cost of revenue(1)	444.2	444.2
Gross profit	1,880.7	1,713.7
Operating expenses:(1)
Research and development	891.9	755.9
Sales and marketing	409.4	427.5
General and administrative	222.9	224.6
Impairment related to real estate assets(2)	175.2	31.3
Total operating expenses	1,699.4	1,439.3
Income from operations	181.3	274.4
Interest income (expense), net	3.3	(5.2)
Other income, net	8.1	30.1
Income before income taxes	192.7	299.3
Benefit from income taxes(3)	360.5	36.5
Net income	$553.2	$335.8

(1)Includes stock-based compensation as follows:

	Year ended December 31,
	2022	2021

	(In millions)
Cost of revenue	$24.7	$23.2
Research and development	232.3	190.1
Sales and marketing	22.4	25.0
General and administrative	51.3	48.8
Total stock-based compensation	$330.7	$287.1

(2)Includes impairment charges related to real estate assets as a result of adverse changes in the corporate real estate market which has impacted our subleasing strategy in conjunction with our shift to Virtual First. See Note 9 "Leases" for further information.

(3)Results of Operations for the year-ended 2022 include a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets. Results of Operations for the year-ended 2021 include a one-time benefit from income taxes of $38.1 million from the release of a valuation allowance on the Irish deferred tax assets.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year ended December 31,
	2022	2021

	As a percentage of revenue*
Revenue	100%	100%
Cost of revenue	19	21
Gross profit	81	79
Operating expenses:
Research and development	38	35
Sales and marketing	18	20
General and administrative	10	10
Impairment related to real estate assets	8	1
Total operating expenses	73	67
Income from operations	8	13
Interest income (expense), net	—	—
Other income, net	—	1
Income before income taxes	8	14
Benefit from income taxes	16	2
Net income	24%	16%
*Percentages may not foot due to rounding.
Comparison of the year ended December 31, 2022 and 2021
Revenue

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
Revenue	$2,324.9	$2,157.9	$167.0	8%
Revenue increased $167.0 million or 8% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to an increase of $201.9 million from additional paying users and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $34.9 million unfavorable impact from changes in foreign exchange rates across multiple currencies.
Cost of revenue, gross profit, and gross margin

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
Cost of revenue	$444.2	$444.2	$—	—%
Gross profit	1,880.7	1,713.7	167.0	10%
Gross margin	81%	79%

Cost of revenue stayed flat during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to decreases of $5.1 million in infrastructure costs and $2.3 million in allocated overhead. These decreases were offset by increases of $3.6 million in credit card transaction fees, $2.4 million in outside services, and $1.0 million in employee-related costs.

Our gross margin increased from 79% during the year ended December 31, 2021 to 81% during the year ended December 31, 2022, primarily due to an 8% increase in revenue during the period and our cost of revenue staying flat, as described above.
Research and development

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
Research and development	$891.9	$755.9	$136.0	18%
Research and development expenses increased $136.0 million or 18% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to increases of $112.0 million in employee-related costs driven by an increase in headcount partially due to high levels of attrition in 2021 and $13.5 million in allocated overhead.
Sales and marketing

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
Sales and marketing	$409.4	$427.5	$(18.1)	(4)%
Sales and marketing expenses decreased $18.1 million or 4% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to decreases of $7.6 million in employee-related costs due to severance expenses associated with the reduction in force in 2021, $6.4 million related to brand and other marketing campaigns, and $2.9 million in allocated overhead.

General and administrative

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
General and administrative	$222.9	$224.6	$(1.7)	(1)%
General and administrative expense decreased $1.7 million or 1% during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to decreases of $5.0 million in non-income based taxes, $3.6 million in allocated overhead and $1.9 million in legal fees. These decreases were offset by increases of $5.6 million in outside services and $4.2 million in employee-related costs.

Impairment related to real estate assets

	Year ended December 31,
	2022	2021	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$175.2	$31.3	$143.9	460%

Impairment related to real estate assets was $175.2 million and $31.3 million during the year ended December 31, 2022 and 2021, respectively, related to real estate assets as a result of our Virtual First strategy and the impact of updated assumptions, including future rent rates, expected vacancy periods, and increased common area fees for our San Francisco headquarters, as we continue to monitor the corporate real estate market where we have space available for sublease.
Interest income (expense), net
Interest income (expense), net increased $8.5 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to higher interest income as a result of interest rate increases.
Other income, net
Other income, net decreased $22.0 million during the year ended December 31, 2022, as compared to the year ended December 31, 2021, primarily due to $13.6 million related to the partial termination of our headquarters head lease in 2021, $6.2 million in losses related to the termination of a datacenter lease, and $8.0 million reduction in sales of retired infrastructure assets. These decreases were offset by a $5.0 million gain related to the sale of equity investments and increases of $2.1 million in foreign currency transaction gains.
Benefit from income taxes
Benefit from income taxes increased by $324.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily due to $420.2 million of tax benefits from the release of a valuation allowance on U.S. deferred tax assets, offset by the impact of capitalization of research and experimental expenditures and tax expense for our Irish subsidiary, which no longer maintains a valuation allowance on deferred tax assets during the year ended December 31, 2022.
The Tax Cuts and Jobs Act of 2017 ("TCJA") requires taxpayers to capitalize and amortize research and development costs pursuant to Internal Revenue Code ("IRC") Section 174. Although Congress may consider legislation that would defer the capitalization and amortization requirement to later years, we have no assurance that the requirement will be repealed or otherwise modified. The requirement was effective for the Company beginning January 1, 2022. For the tax year ended December 31, 2022, the Company recorded an increase to income tax payable as well as deferred tax assets of approximately $123.9 million due to Section 174 capitalization.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $232.8 million and short-term investments of $1,110.6 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2022, we had $155.8 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts.

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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2022, we repurchased and subsequently retired 35.6 million shares of our Class A common stock for an aggregate amount of $795.4 million. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

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

Interest on borrowings under the revolving credit facility accrues at a variable rate tied to LIBOR or an alternative base rate at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.

The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of as of December 31, 2022.
As of December 31, 2022, we had no amounts outstanding under the revolving credit facility and an aggregate of $40.6 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $459.4 million as of December 31, 2022.
As of December 31, 2022, we utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.
We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. In addition to the convertible notes discussed above, as of December 31, 2022, we have cash commitments due to additional known contractual obligations.

The following table presents cash commitments due to known contractual obligations as of December 31, 2022:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

	(In millions)
Operating lease commitments(1)	$810.8	$94.7	$174.4	$130.0	$411.7
Finance lease commitments(2)	280.0	121.9	136.8	21.3	—
Other commitments(3)	66.8	43.6	5.2	0.4	17.6
Total contractual obligations	$1,157.6	$260.2	$316.4	$151.7	$429.3

(1)Consists of future non-cancelable minimum rental payments under operating leases for our offices and datacenters, excluding rent payments from our subtenants and variable operating expenses with terms of 14 years or less. As of December 31, 2022, we are entitled to non-cancelable rent payments from our subtenants of $95.2 million, which will be collected over the next 10 years.
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
Our cash flow activities were as follows for the periods presented:

	Year ended December 31,
	2022	2021

	(In millions)
Net cash provided by operating activities	$797.3	$729.8
Net cash used in investing activities	(48.5)	(524.8)
Net cash (used in) provided by financing activities	(1,041.8)	16.2
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(3.1)
Net (decrease) increase in cash and cash equivalents	$(300.2)	$218.1
Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization expenses, and impairment related to real estate assets, as well as the effect of changes in operating assets and liabilities.
For the year ended December 31, 2022, net cash provided by operating activities was $797.3 million, which primarily consisted of our net income of $553.2 million, adjusted for an income tax benefit from deferred taxes of $396.3 million, stock-based compensation expense of $330.7 million, impairment related to real estate assets of $175.2 million, depreciation and amortization expenses of $157.1 million, and net cash outflow of $124.3 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

Investing activities
Net cash used in investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2022, net cash used in investing activities was $48.5 million, which primarily related to cash paid for acquisitions of $75.4 million and cash paid for capital expenditures of $33.8 million related to our office build-outs, work required to prepare spaces for sublease, purchases of computer equipment, and datacenter build-outs. The increase was partially offset by $31.6 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases.

Financing activities
Net cash (used in) provided by financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units (“RSUs”) and restricted stock awards (“RSAs”), and principal payments on finance lease obligations for our infrastructure equipment.
For the year ended December 31, 2022, net cash used in financing activities was $1,041.8 million, which primarily consisted of $795.4 million for the repurchase of our common stock, $127.5 million in principal payments on finance lease obligations, and $119.4 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.

Significant Impacts of Stock-Based Compensation

Co-Founder Grant

In December 2017, the Board of Directors approved the grant to Drew Houston, the Company's Co-Founder and Chief Executive Officer, of 10.3 million shares of Class A common stock in the form of RSAs (the "Co-Founder Grant"). This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Co-Founder Grant also provides the holder with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends.

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

The Performance Vesting Condition for the Co-Founder Grant was satisfied on the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO, which was March 23, 2018.

The first tranche of the Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore, no incremental stock-based compensation was recognized upon vesting of these RSAs.

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

In the fourth quarter of 2020, as a result of our Virtual First strategy, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and related lease assets, including leasehold improvements, furniture and fixtures, and computer equipment and determined that the carrying value of the respective assets groups was not fully recoverable. During the years ended December 31, 2022 and 2021, we continued to evaluate the recoverability of our real estate assets. In the fourth quarter of 2022, we determined that there were adverse changes in the corporate real estate markets where we plan to sublease office space, particularly in the San Francisco Bay Area. Given the current corporate real estate market, we are assuming reduced demand for corporate office real estate, which we expect will result in increased real estate vacancy periods of two to five years and reduced sublease rent rates. Accordingly, we assessed the recoverability of our real estate assets in the markets that have been impacted and adjusted the carrying value of these assets to their estimated fair values. As a result of our revised subleasing assumptions, we recorded impairment charges related to real estate assets of $175.2 million during the year ended December 31, 2022. Estimating the fair value of our real estate assets required the application of significant judgment. Refer to Note 9, "Leases", for more information.

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

During the years ended December 31, 2022 and 2021, we evaluated the realizability of our deferred tax assets, which resulted in releasing part of our historical valuation allowance. Future releases of the remaining valuation allowance, if any, would result in the recognition of certain deferred tax assets which may include a material income tax benefit for the period in which such release is recorded. Refer to Note 14, “Income Taxes” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
We had cash and cash equivalents of $232.8 million and short-term investments of $1,110.6 million as of December 31, 2022. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to LIBOR or an alternative base rate. As of December 31, 2022, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2022, a hypothetical increase in interest rates by 100 basis points would have resulted in a $15 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from the COVID-19 pandemic and other macroeconomic events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. In the year ended December 31, 2022, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.
We recorded $0.2 million gains and $1.8 million losses in net foreign currency transactions in the years ended December 31, 2022 and 2021, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2022 and 2021.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DROPBOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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
As described in Note 1 to the consolidated financial statements, the Company derives its revenue from subscription fees from customers for access to its platform, which it recognizes ratably over the related contractual term. The Company’s revenue recognition process involves several applications responsible for the initiation, processing, and recording of transactions from the Company’s various sales channels, and the calculation of revenue in accordance with the Company’s accounting policy.
Auditing the Company's accounting for revenue from contracts with customers was challenging and complex due to the high volume of individually-low-monetary-value transactions, and the dependency on the effective design and operation of multiple applications, some of which are specifically designed for the Company’s business.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s accounting for revenue from contracts with customers. For example, with the assistance of IT professionals, we tested the controls over the initiation and billing of new and recurring subscriptions, the recognition of revenue, and the Company’s cash to billings reconciliation process. We also tested the controls related to the key application interfaces between the initiation, billing, and accounting systems, which included controls related to access to the relevant applications and data and changes to the relevant systems and interfaces, as well as controls over the configuration of the relevant applications.

To test the Company’s accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s billing system, performing data analytics by extracting data from the billing system to evaluate the completeness and accuracy of recorded revenue and deferred revenue amounts, tracing a sample of sales transactions to source data, and testing a sample of cash to billings reconciliations.

Impairment of operating lease right-of-use and related assets
Description of the Matter
As disclosed in Note 9 to the consolidated financial statements, the Company recorded additional expense of $175.2 million in the year ended December 31, 2022 as a result of the Company's identification of indicators of impairment related to certain of its leased office space assets. In accordance with ASC 360, the Company performed a recoverability test of these leased office space asset groups, comprised of operating lease right-of-use and other related assets, and determined that the carrying value of certain asset groups was not fully recoverable. As a result, the Company measured and recognized an impairment charge related to these assets representing the amount by which the carrying value exceeded the estimated fair value of these asset groups.

Auditing the Company's impairment measurement involved a high degree of subjectivity due to the significant estimation required by management to determine the fair value of the asset groups. The Company utilized an income approach to value the asset groups, which required the development of a discounted cash flow model utilizing certain key assumptions, including future sublease market rent rates, discount rates, expected vacancy periods, and lease incentives offered to future tenants. These assumptions have a significant effect on the estimated fair values of the asset groups, and the resulting impairment charge, and could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s processes to determine the fair values of the asset groups and measure the impairment charge. For example, we tested the controls over the determination of the fair value of the asset groups subject to impairment, including the determination and review of the underlying assumptions used to develop the fair value estimates.

Our testing of the Company's impairment measurement included, among other procedures, evaluating the significant assumptions used to estimate fair value. For example, we compared the sublease market rent rate, vacancy period, and tenant lease incentive assumptions used to estimate future cash flows to current industry and economic trends, and assessed the reasonableness of the discount rates used as part of the discounted cash flow model. We also involved our valuation specialists to assist in our evaluation of the significant assumptions used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 22, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 22, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 22, 2023

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$232.8	$533.0
Short-term investments	1,110.6	1,185.1
Trade and other receivables, net	53.8	49.6
Prepaid expenses and other current assets	92.6	82.1
Total current assets	1,489.8	1,849.8
Property and equipment, net	308.4	322.0
Operating lease right-of-use asset	260.6	413.9
Intangible assets, net	88.3	53.6
Goodwill	403.3	356.6
Deferred tax assets	498.7	41.2
Other assets	61.0	54.2
Total assets	$3,110.1	$3,091.3
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$38.6	$25.7
Accrued and other current liabilities	139.9	140.8
Accrued compensation and benefits	131.7	139.1
Operating lease liability	68.9	78.3
Finance lease obligation	114.8	120.4
Deferred revenue	702.6	671.5
Total current liabilities	1,196.5	1,175.8
Operating lease liability, non-current	585.2	632.0
Finance lease liability, non-current	151.7	167.7
Convertible senior notes, net, non-current	1,374.0	1,370.3
Other non-current liabilities	112.1	39.4
Total liabilities	3,419.5	3,385.2
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2022; no shares authorized, issued and outstanding as of December 31, 2021	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized, and no shares issued and outstanding as of December 31, 2022; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2021	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 267.2 shares issued and outstanding as of December 31, 2022; 2,400.0 shares authorized and 292.7 shares issued and outstanding as of December 31, 2021; Class B common stock - 475.0 shares authorized and 82.2 shares issued and outstanding as of December 31, 2022; 475.0 shares authorized and 82.8 issued and outstanding as of December 31, 2021; Class C common stock - 800.0 shares authorized and no shares issues and outstanding as of December 31, 2022; 800.0 shares authorized and no shares issued and outstanding as of December 31, 2021
	—	—
Additional paid-in capital	2,511.6	2,448.1
Accumulated deficit	(2,772.1)	(2,739.4)
Accumulated other comprehensive loss	(48.9)	(2.6)
Total stockholders’ deficit	(309.4)	(293.9)
Total liabilities and stockholders’ deficit	$3,110.1	$3,091.3
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenue	$2,324.9	$2,157.9	$1,913.9
Cost of revenue(1)	444.2	444.2	414.6
Gross profit	1,880.7	1,713.7	1,499.3
Operating expenses(1):
Research and development	891.9	755.9	727.5
Sales and marketing	409.4	427.5	422.8
General and administrative	222.9	224.6	227.8
Impairment related to real estate assets(2)	175.2	31.3	398.2
Total operating expenses	1,699.4	1,439.3	1,776.3
Income (loss) from operations	181.3	274.4	(277.0)
Interest income (expense), net	3.3	(5.2)	1.7
Other income, net	8.1	30.1	25.1
Income (loss) before income taxes	192.7	299.3	(250.2)
Benefit from (provision for) income taxes(3)	360.5	36.5	(6.1)
Net income (loss)	$553.2	$335.8	$(256.3)
Net income (loss) per share-basic and diluted:
Basic net income (loss) per share	$1.53	$0.87	$(0.62)
Diluted net income (loss) per share	$1.52	$0.85	$(0.62)
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, basic	361.2	388.0	414.3
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders, diluted	363.3	395.8	414.3

(1)Includes stock-based compensation as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Cost of revenue	$24.7	$23.2	$17.1
Research and development	232.3	190.1	174.1
Sales and marketing	22.4	25.0	33.7
General and administrative(4)	51.3	48.8	36.6

(2)Includes impairment charges related to real estate assets as a result of adverse changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with its shift to Virtual First. See Note 9 "Leases" for further information.

(3)Results of Operations for the year-ended 2022 include a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets. Results of Operations for the year-ended 2021 include a one-time benefit from income taxes of $38.1 million from the release of a valuation allowance on the Irish deferred tax assets.

(4)On March 19, 2020, one of the Company's co-founders resigned as a member of the board and as an officer of the Company, resulting in the reversal of $23.8 million in stock-based compensation expense. Of the total amount reversed, $21.5 million related to expense recognized prior to December 31, 2019.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$553.2	$335.8	$(256.3)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	$(7.1)	$(0.6)	$4.8
Change in net unrealized (losses) gains on short-term investments	(39.2)	(12.9)	2.8
Total other comprehensive (loss) income, net of tax	$(46.3)	$(13.5)	$7.6
Comprehensive income (loss)	$506.9	$322.3	$(248.7)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit)equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	417.0	$—	$2,531.3	$(1,726.2)	$3.3	$808.4
Release of restricted stock units and awards	—	—	13.1	—	—	—	—
Shares withheld related to net share settlement	—	—	(4.7)	—	(43.5)	(48.7)	—	(92.2)
Repurchases of common stock	—	—	(20.2)	—	(187.3)	(210.2)	—	(397.5)
Exercise of stock options and awards	—	—	0.5	—	2.3	—	—	2.3
Stock-based compensation	—	—	—	—	261.5	—	—	261.5
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Net loss	—	—	—	—	—	(256.3)	—	(256.3)
Balance at December 31, 2020	—	$—	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
Release of restricted stock units and awards	—	—	14.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(4.6)	—	(35.2)	(89.6)	—	(124.8)
Repurchases of common stock	—	—	(41.1)	—	(314.3)	(744.2)	—	(1,058.5)
Exercise of stock options and awards	—	—	0.7	—	6.9	—	—	6.9
Assumed stock options in connection with acquisition	—	—	—	—	1.2	—	—	1.2
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	—	—	(265.3)	—	—	(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	—	—	202.9	—	—	202.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	287.1	—	—	287.1
Other comprehensive loss	—	—	—	—	—	—	(13.5)	(13.5)
Net income	—	—	—	—	—	335.8	—	335.8
Balance at December 31, 2021	—	$—	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	—	—	14.4		—			—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.1)		(41.5)	(77.9)		(119.4)
Repurchases of common stock	—	—	(35.6)		(287.4)	(508.0)		(795.4)
Exercise of stock options and awards	—	—	0.2		0.5			0.5
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—			61.2			61.2
Stock-based compensation	—	—			330.7			330.7
Other comprehensive loss	—	—					(46.3)	(46.3)
Net income	—	—				553.2		553.2
Balance at December 31, 2022	—	$—	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$553.2	$335.8	$(256.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	157.1	151.4	159.3
Stock-based compensation	330.7	287.1	261.5
Impairment related to real estate assets	175.2	31.3	398.2
Amortization of debt issuance costs	4.2	3.8	0.6
Net gains on equity investments	(5.0)	—	(17.5)
Amortization of deferred commissions	39.5	32.3	24.4
Net gains on lease termination	—	(13.6)	—
Non-cash operating lease expense	63.8	76.3	81.1
Deferred taxes	(396.3)	(37.5)	(2.5)
Other	(0.8)	(4.4)	(2.6)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5.5)	(6.2)	(5.5)
Prepaid expenses and other current assets	(50.0)	(58.4)	(39.4)
Other assets	(9.7)	11.7	(17.2)
Accounts payable	13.0	7.6	(19.9)
Accrued and other current liabilities	4.7	(28.6)	(9.3)
Accrued compensation and benefits	(6.8)	23.5	11.7
Deferred revenue	25.6	59.8	55.1
Other non-current liabilities	(17.9)	(13.1)	4.0
Operating lease liabilities	(86.4)	(102.1)	(77.4)
Tenant improvement allowance reimbursement	8.7	5.1	22.5
Cash paid for lease termination	—	(32.0)	—
Net cash provided by operating activities	797.3	729.8	570.8
Cash flows from investing activities
Capital expenditures	(33.8)	(22.1)	(80.1)
Purchase of intangible assets	(1.1)	(6.8)	(0.2)
Business combinations, net of cash acquired	(75.4)	(140.0)	—
Purchases of short-term investments	(571.2)	(1,138.4)	(756.1)
Proceeds from sales of short-term investments	213.7	293.6	172.4
Proceeds from maturities of short-term investments	389.1	448.7	386.7
Proceeds from sales of equity investments	10.6	—	26.4
Other	19.6	40.2	17.3
Net cash used in investing activities	(48.5)	(524.8)	(233.6)
Cash flows from financing activities
Proceeds from issuance of convertible senior notes	—	1,389.1	—
Purchases of convertible note hedge in connection with issuance of convertible senior notes	—	(265.3)	—
Proceeds from sale of warrants in connection with issuance of convertible senior notes	—	202.9	—
Payments of debt issuance costs	—	(23.7)	—

Payments for taxes related to net share settlement of restricted stock units and awards	(119.4)	(124.8)	(92.2)
Proceeds from issuance of common stock, net of taxes withheld	0.5	6.9	2.3
Principal payments on finance lease obligations	(127.5)	(110.4)	(89.5)
Common stock repurchases	(795.4)	(1,058.5)	(397.5)
Other	—	—	(0.8)
Net cash (used in) provided by financing activities	(1,041.8)	16.2	(577.7)
Effect of exchange rate changes on cash and cash equivalents	(7.2)	(3.1)	4.1
Change in cash and cash equivalents	(300.2)	218.1	(236.4)
Cash and cash equivalents—beginning of period	533.0	314.9	551.3
Cash and cash equivalents—end of period	$232.8	$533.0	$314.9
Supplemental cash flow data:
Cash paid during the period for:
Interest	$8.2	$8.5	$9.6
Income taxes	$27.6	$4.2	$5.0
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$2.6	$5.6	$7.8
Property and equipment acquired under finance leases	$105.8	$127.3	$145.8

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

The Company’s most significant estimates and judgments involve the valuation of right-of-use and other lease related assets and income taxes.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction gains of $0.2 million and losses of $1.8 million in the years ended December 31, 2022 and 2021, respectively.

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
The Company recognized $671.5 million, $610.5 million, and $554.2 million of revenue during the years ended December 31, 2022, 2021, and 2020 respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2022, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $774.2 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service based vesting condition over a four-year period vesting quarterly, as the only stock-based payment awards to its employees, with the exception of awards granted to its co-founder and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentive Plans. The Company recognizes compensation expense associated with RSUs on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of restricted stock awards ("RSAs") which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the certain stock price targets may not be satisfied. The first tranche of the Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore, no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 12, "Stockholders' (Deficit) Equity" for further information.

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

Advertising and promotional expense
Advertising and promotional expenses are primarily included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $94.8 million, $108.6 million, and $81.4 million during the years ended December 31, 2022, 2021, and 2020, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2022.

Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. The Company places its cash and cash equivalents, and short-term investments with well-established financial institutions.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 12% and 30% of total trade and other receivables, net as of December 31, 2022. Two distribution partners accounted for 14% and 29% of total trade and other receivables, net as of December 31, 2021. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for expected credit losses.

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was $0.7 million and $1.0 million as of December 31, 2022 and 2021, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as indemnification assets and receivables from tenants. Non-trade receivables totaled $6.5 million and $4.1 million, as of December 31, 2022 and 2021, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Sales commissions earned by the Company’s sales force and third-party resellers, as well as related payroll taxes, are considered to be incremental and recoverable costs of obtaining a contract with a customer. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $33.5 million and $23.7 million during the years ended December 31, 2022 and 2021, respectively.

Deferred commissions, net included in prepaid and other current assets were $33.6 million and $30.8 million as of December 31, 2022 and 2021, respectively. Deferred commissions, net included in other assets were $25.7 million and $34.6 million as of December 31, 2022 and 2021, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions costs was $39.5 million, $32.3 million, and $24.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no material impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. During the year ended December 31, 2022, the Company recorded impairment charges of $175.2 million related to real estate assets as a result of adverse changes in the corporate real estate market which has impacted its subleasing strategy in conjunction with its shift to Virtual First. During the year ended December 31, 2021, the Company recorded an impairment charge of $31.3 million related to its operating leases and related real estate assets, and assets acquired as part of the acquisition of DocSend in the first quarter of 2021. These impairment charges were recorded as a result of adverse changes in the corporate real estate market which impacted its subleasing strategy in conjunction with its shift to Virtual First. See Note 9 "Leases" for further information.

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

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2022, 2021, and 2020.

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

    The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. At December 31, 2022, the single reporting unit had a zero or negative carrying value of net assets. Goodwill allocated to the single reporting unit is $403.3 million at December 31, 2022.

    The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these consolidated financial statements.

    The Company recorded impairment charges of $175.2 million and $31.3 million related to real estate assets and other lease related obligations during the years ended December 31, 2022 and 2021, respectively, in conjunction with its decision to move towards a Virtual First work model. See Note 9 "Leases" for further information.

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

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets. As of December 31, 2022, the Company determined that all of its deferred tax assets related to federal and certain states are more likely than not to be realized, resulting in a benefit to income taxes of $420.2 million from the release of the valuation allowance. As of December 31, 2021, the Company released the valuation allowance on its Irish deferred tax assets resulting in an income tax benefit of $38.1 million.

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
The Tax Cuts and Jobs Act of 2017 ("TCJA") subjects a U.S. shareholder to current tax global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. We account for GILTI as a period cost as incurred.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, instead of fair value at the acquisition date in accordance with Topic 805. The amendments in ASU 2021-08 results in the acquirer recording acquired contract assets and liabilities on the same basis as they would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, but early adoption is permitted, including in an interim period. The Company adopted this guidance in the fourth quarter of 2022 on a prospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2. Cash, Cash Equivalents and Short-Term Investments
    The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2022 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$90.1	$—	$—	$90.1
Cash equivalents
Money market funds	139.5	—	—	139.5
Commercial paper	3.2	—	—	3.2
Total cash & cash equivalents	$232.8	$—	$—	$232.8
Short-term investments
Corporate notes and obligations	512.1	0.1	(22.7)	489.5
U.S. Treasury securities	360.2	0.2	(14.0)	346.4
Asset backed securities	117.6	—	(6.0)	111.6
Municipal securities	65.3	—	(4.1)	61.2
Commercial paper	46.4	—	—	46.4
Certificates of deposit	29.1	—	—	29.1
U.S. agency obligations	18.4	—	(0.8)	17.6
Foreign government obligations	6.0	—	(0.4)	5.6
Supranational securities	3.4	—	(0.2)	3.2
Total short-term investments	1,158.5	0.3	(48.2)	1,110.6
Total	$1,391.3	$0.3	$(48.2)	$1,343.4

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2021 consisted of the following:

	Amortized cost	Unrealized gain	Unrealized loss	Estimated fair value

Cash	$142.7	$—	$—	$142.7
Cash equivalents
Money market funds	390.3	—	—	390.3
Total cash and cash equivalents	$533.0	$—	$—	$533.0
Short-term investments
Corporate notes and obligations	607.4	0.4	(4.0)	603.8
U.S. Treasury securities	240.4	—	(2.9)	237.5
Asset backed securities	140.7	0.1	(1.2)	139.6
Municipal securities	70.5	—	(0.7)	69.8
U.S. agency obligations	14.6	—	(0.2)	14.4
Commercial paper	61.7	—	—	61.7
Supranational Securities	8.0	—	(0.1)	7.9
Foreign government obligations	18.4	—	(0.1)	18.3
Certificates of deposit	32.1	—	—	32.1
Total short-term investments	1,193.8	0.5	(9.2)	1,185.1
Total	$1,726.8	$0.5	$(9.2)	$1,718.1

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $12.4 million and $8.3 million as of December 31, 2022 and December 31, 2021, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of December 31, 2022:

	Amortized cost	Estimated fair value

Due within one year	$398.6	$393.5
Due between one to three years	556.8	531.8
Due after three years	203.1	185.3
Total	$1,158.5	$1,110.6

The Company had 710 short-term investments in unrealized loss positions as of December 31, 2022. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the year ended December 31, 2022.

As of December 31, 2022, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $48.2 million as of December 31, 2022. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of December 31, 2022 and December 31, 2021:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$176.5	$(3.5)	$292.3	$(19.2)	$468.8	$(22.7)
U.S. Treasury securities	110.9	(1.8)	176.9	(12.2)	287.8	(14.0)
Asset backed securities	13.7	(0.4)	90.4	(5.6)	104.1	(6.0)
Municipal securities	9.3	(0.3)	51.6	(3.8)	60.9	(4.1)
U.S. agency obligations	3.9	—	13.8	(0.8)	17.7	(0.8)
Foreign government obligations	—	—	5.5	(0.4)	5.5	(0.4)
Supranational securities	—	—	3.2	(0.2)	3.2	(0.2)
Total	$314.3	$(6.0)	$633.7	$(42.2)	$948.0	$(48.2)

	As of December 31, 2021
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$498.6	$(4.0)	$—	$—	$498.6	$(4.0)
U.S. Treasury securities	218.0	(2.9)	—	—	218.0	(2.9)
Asset backed securities	120.7	(1.2)	—	—	120.7	(1.2)
Municipal securities	66.0	(0.7)	—	—	66.0	(0.7)
U.S. agency obligations	14.4	(0.2)	—	—	14.4	(0.2)
Foreign government obligations	15.4	(0.1)	—	—	15.4	(0.1)
Supranational securities	7.9	(0.1)	—	—	7.9	(0.1)
Total	$941.0	$(9.2)	$—	$—	$941.0	$(9.2)

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

The Company recorded $15.7 million, $7.5 million, and $12.5 million in interest income from its cash, cash equivalents and short-term investments for the years ended December 31, 2022, 2021 and 2020, respectively.
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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$139.5	$—	$—	$139.5
Commercial paper	—	3.2	—	$3.2
Total cash equivalents	139.5	3.2	—	142.7
Short-term investments
Corporate notes and obligations	—	489.5	—	489.5
U.S. Treasury securities	—	346.4	—	346.4
Asset backed securities	—	111.6	—	111.6
Municipal securities	—	61.2	—	61.2
Commercial paper	—	46.4	—	46.4
Certificates of deposit	—	29.1	—	29.1
Foreign government obligations	—	5.6	—	5.6
U.S. agency obligations	—	17.6	—	17.6
Supranational securities	—	3.2	—	3.2
Total short-term investments	—	1,110.6	—	1,110.6
Total	$139.5	$1,113.8	$—	$1,253.3

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$390.3	$—	$—	$390.3
Total Cash Equivalents	$390.3	$—	$—	$390.3
Short-term investments
Corporate notes and obligations	—	603.8	—	603.8
U.S. Treasury securities	—	237.5	—	237.5
Asset backed securities	—	139.6	—	139.6
Municipal securities	—	69.8	—	69.8
U.S. agency obligations	—	14.4	—	14.4
Commercial paper	—	61.7	—	61.7
Supranational securities	—	7.9	—	7.9
Foreign government obligations	—	18.3	—	18.3
Certificates of deposit	—	32.1	—	32.1
Total short-term investments	—	1,185.1	—	1,185.1
Total	$390.3	$1,185.1	$—	$1,575.4

As of December 31, 2021, the Company had an investment in a non-marketable equity security in a privately held Company without a readily determinable market value. The investment had a carrying value of $5.6 million and was categorized as Level 3 as of December 31, 2021. The investment was sold during the twelve months ended December 31, 2022 resulting in a gain of $5.0 million.

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
The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of December 31, 2022. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of December 31, 2022 was approximately $631.5 million and $632.2 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.
Note 4. Property and Equipment, Net
Property and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Datacenter and other computer equipment	$671.3	$634.5
Furniture and fixtures	19.8	21.7
Leasehold improvements	118.0	106.7
Construction in progress	2.8	11.7
Total property and equipment	811.9	774.6
Accumulated depreciation and amortization	(503.5)	(452.6)
Property and equipment, net	$308.4	$322.0
The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2022 and 2021, respectively, included a total of $456.4 million and $469.4 million acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $240.9 million and $237.6 million as of December 31, 2022 and 2021, respectively.
Depreciation expense related to property and equipment was $140.9 million and $135.7 million for the years ended December 31, 2022 and 2021 respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 5. Business Combinations
2022 Business Combination
On December 15, 2022, the Company acquired 100% ownership of FormSwift, a cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements. The Company believes the combination of Dropbox, Dropbox Sign, DocSend, and FormSwift will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their most important agreements. The results of FormSwift's operations have been included in the Company’s consolidated results of operations since the date of acquisition and were immaterial for the periods presented.
The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to stockholders	$50.0
Cash paid for extinguishing shadow stock units	3.2
Transaction costs paid by Dropbox on behalf of FormSwift	2.0
Cash purchase consideration	$55.2
Indemnification holdback (1)	14.3
Total purchase consideration	$69.5
(1) Approximately $14.3 million of the total purchase consideration was withheld as an indemnification holdback to be used for the purpose of satisfying any indemnification claims made by the Company for a period of 18 months following the transaction close date. Any remaining indemnity will be released to the seller's representative following the 18 month period.
In addition to the total purchase consideration above, the Company has compensation agreements with key FormSwift personnel consisting of $25.7 million in cash payments subject to ongoing employee service. The related expenses are recognized within research and development expenses over the required service period of three years. The cash payment was transferred to a paying agent escrow account immediately upon the acquisition close date. The related payments will be paid out by the escrow agent as they vest.

The purchase consideration was allocated to the tangible and intangible assets and liabilities acquired as of the acquisition date, with the excess recorded to goodwill as shown below. The fair value of assets and liabilities acquired may change as additional information is received during the measurement period. The measurement period will end no later than one-year from the acquisition date.

Assets acquired:
Cash and cash equivalents	$0.4
Acquisition-related intangible assets	41.2
Accounts receivable, prepaid and other assets	3.4
Total assets acquired	$45.0

Liabilities assumed:
Accounts payable, accrued and other liabilities	$4.6
Deferred revenue	6.6
Total liabilities assumed	11.2
Net assets acquired, excluding goodwill	33.8
Total purchase consideration	69.5
Goodwill (2)	$35.7

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

(2) The goodwill recognized was primarily attributable to the opportunity to expand the user base of the Company's platform. A portion of the goodwill is deductible for U.S. federal income tax purposes.

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Developed technology	$24.2	5.0
Customer relationships	16.4	2.0
Trade name	0.6	1.0
Total acquisition-related intangible assets	$41.2

The fair values of the acquisition-related intangible assets were determined using the following methodologies: the multi-period excess earnings method for developed technology, the with and without method for customer relationships, and the relief from royalty method for the trade name, respectively. The valuation model inputs required the application of significant judgment by management. The acquired intangible assets have a total weighted average amortization period of 3.7 years.

One-time acquisition-related diligence costs of $1.3 million were expensed within general and administrative expenses as incurred during the year ended December 31, 2022.
2021 Business Combination

On March 22, 2021, the Company acquired all outstanding stock of DocSend, a secure document sharing and analytics company. The Company believes the combination of Dropbox, Dropbox Sign, and DocSend will help customers across industries manage end-to-end document workflows—from content collaboration to sharing and e-signature—giving them more control over their business results. The results of DocSend's operations have been included in the Company’s consolidated results of operations since the date of acquisition.

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

In addition to the total purchase consideration above, the Company has compensation agreements with key DocSend personnel consisting of $30.7 million in cash payments subject to ongoing employee service. The related expenses are recognized within sales and marketing and research and development expenses over the required service period of approximately three years. The payments began in the first quarter of 2022, with $10.2 million paid during the year ended December 31, 2022. The remaining balance of $20.5 million will be paid out over the next year in accordance with the acquisition agreement.

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

One-time acquisition-related diligence costs of $1.2 million were expensed within general and administrative expenses as incurred during the year ended December 31, 2021.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6. Intangible Assets
Intangible assets consisted of the following:

	As of December 31,		Weighted- average remaining useful life (In years)
	2022	2021
Developed technology	$74.3	$45.9	4.2
Customer relationships	43.2	28.6	2.2
Patents	19.4	19.5	4.3
Software	8.9	9.0	0.7
Trademarks and trade names	5.8	5.6	1.6
Licenses	4.6	4.6	0.0
Assembled workforce in asset acquisitions	3.4	3.0	3.3
Other	1.1	0.8	2.8
Total intangibles	160.7	117.0
Accumulated amortization	(72.4)	(63.4)
Intangible assets, net	$88.3	$53.6
Amortization expense was $16.3 million, $15.6 million, and $14.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Expected future amortization expense for intangible assets as of December 31, 2022, is as follows:

2023	$30.4
2024	25.1
2025	14.8
2026	10.4
2027	7.0
Thereafter	0.6
Total	$88.3

Note 7. Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2021	$356.6
FormSwift acquisition	35.7
Other acquisition	14.4
Effect of foreign currency translation	(3.4)
Balance at December 31, 2022	$403.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Goodwill amounts are not amortized but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2022, 2021, and 2020.
Note 8. Debt
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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2022 and 2021, respectively.

The Company had an aggregate of $40.6 million of letters of credit outstanding under the revolving credit facility as of December 31, 2022, and the Company’s total available borrowing capacity under the revolving credit facility was $459.4 million as of December 31, 2022. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through December 31, 2022. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes,

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of December 31, 2022.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of December 31, 2022. In addition, during the year ended December 31, 2022, the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the year ended December 31, 2022.

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

The following is a summary of the Company’s convertible senior notes as of December 31, 2022 and December 31, 2021.

	2026 Notes	2028 Notes	Total
December 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.0)	(8.1)	(15.1)
Carrying value, net	$688.8	$685.2	$1,374.0

December 31, 2021
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(9.1)	(9.7)	(18.8)
Carrying value, net	$686.7	$683.6	$1,370.3

During the years ended December 31, 2022 and 2021, the Company recognized $2.1 million and $1.9 million in interest expense for the 2026 Notes and $1.6 million and $1.3 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of December 31, 2022.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
2023	$—
2024	—
2025	—
2026	695.8
2027	—
Thereafter	693.3
Total	1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of December 31, 2022, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of December 31, 2022, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 10 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $20.1 million for the year ended December 31, 2022 and $17.6 million for the year ended December 31, 2021.

The components of lease cost were as follows:

	Year ended December 31,
	2022	2021
Operating lease cost (1)	$91.7	$107.8
Finance lease cost:
Amortization of assets under finance lease	111.4	107.1
Interest	7.5	8.8
Total finance lease cost	$118.9	$115.9

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Other information related to leases was as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$104.7	$130.3
Payments for finance leases included in cash from operating activities	7.5	8.8
Payments for finance leases included in cash from financing activities	127.5	110.4
Assets obtained in exchange for lease obligations:
Operating leases	33.0	67.1
Finance leases	$105.8	$127.3

	As of December 31, 2022	As of December 31, 2021
Weighted Average Remaining Lease Term (in years)
Operating leases	9.9	10.2
Finance leases	2.6	2.7

Weighted Average Discount Rate
Operating leases	4.1%	4.0%
Finance leases	3.4%	2.9%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Year ending December 31,	Operating leases(1)	Finance leases
2023	$94.7	$121.9
2024	89.9	87.4
2025	84.5	49.4
2026	64.9	21.1
2027	65.1	0.2
Thereafter	411.7	—
Total future minimum lease payments	810.8	280.0
Less imputed interest	(155.5)	(13.5)
Less tenant improvement receivables	(1.2)	—
Total liability	$654.1	$266.5

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2022 were as follows:

Year ending December 31,	Operating leases
2023	17.5
2024	16.7
2025	15.6
2026	11.9
2027	8.2
Thereafter	26.4
Total future sublease rent payments	96.3
Less subtenant incentive	(1.1)
Total future sublease rent payments, net	$95.2

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company’s obligations under the lease are supported by a $26.1 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of December 31, 2022, the Company's remaining minimum obligation for its headquarters was $553.2 million.

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

During the years ended December 31, 2022 and 2021, the Company continued to evaluate the recoverability of its real estate assets and made adjustments to market participant assumptions. In the fourth quarter of 2022, the Company determined that there were adverse changes in the corporate real estate markets where it plans to sublease office space. These changes have reduced demand for corporate office real estate, which the Company expects will result in increased real estate vacancy periods and reduced sublease rent rates. Accordingly, the Company assessed the recoverability of its real estate assets in the markets that have been impacted.

As a result of this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

The Company recorded impairment charges related to real estate assets of $175.2 million and $31.3 million during the year ended December 31, 2022 and 2021, respectively. The impairment charges included accruals for expected losses related to common area maintenance costs that the Company expects to incur during vacancy periods. Accruals for expected losses are recorded within accrued and other current liabilities and other liabilities.

As of December 31, 2022, the Company has a $1.0 million commitment related to a sublease that has not commenced, with a lease term of 2 years.

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

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2022, are as follows, and exclude non-cancelable rent payments from the Company's subtenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2023	121.9	94.7	43.6
2024	87.4	89.9	4.1
2025	49.4	84.5	1.1
2026	21.1	64.9	0.4
2027	0.2	65.1	—
Thereafter	—	411.7	17.6
Future minimum payments	280.0	810.8	66.8
Less interest and taxes	(13.5)
Less current portion of the present value of minimum lease payments	(114.8)
Financing lease obligations, net of current portion	151.7

(1)This balance includes short-term lease obligations.
(2)This balance excludes indemnification and founder holdbacks related to our acquisitions. See Note 5, "Business Combinations" for further details.

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

In 2019, multiple lawsuits were filed against the Company in California state court and federal court asserting violations of federal securities laws, for allegedly making materially false and misleading statements in, or omitting material information from, the Company's initial public offering ("IPO") registration statement. All cases have now been resolved. The federal court litigation was resolved in a settlement approved in December 2021. In the state court, the Company’s motion to dismiss the consolidated case based on the exclusive federal forum provisions contained in the Company's amended and restated bylaws was granted on December 4, 2020, and affirmed by the California Court of Appeal on May 13, 2022. The California Supreme Court denied the plaintiff’s petition for review on August 10, 2022. The plaintiff elected not to petition for certiorari to the U.S. Supreme Court. Accordingly, the state securities litigation is also now resolved.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 11.Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2022	2021

Non-income taxes payable	$76.4	$77.4
Accrued legal and other external fees	25.5	24.0
Other accrued and current liabilities	38.0	39.4
Total accrued and other current liabilities	$139.9	$140.8
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

As of December 31, 2022, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.6 million and 0.7 million shares into an equivalent number of shares of Class A common stock during the years ended December 31, 2022 and 2021 respectively. As of December 31, 2022, 267.2 million shares of Class A common stock, 82.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2021, 292.7 million shares of Class A common stock, 82.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2022 and 2021 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding as of December 31, 2022 and 2021 exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders. See "Co-Founder Grant" section below for further details.
Preferred stock
The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized the Company to repurchase up to $1.2 billion of the Company's outstanding shares of Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the year ended December 31, 2022, the Company repurchased and subsequently retired 35.6 million shares of its Class A common stock for an aggregate amount of $795.4 million. During the year ended December 31, 2021, the Company repurchased and subsequently retired 41.1 million of its Class A common stock for an aggregate amount of $1.1 billion. This includes $200.0 million in repurchases of 8.6 million shares of our Class A common stock in conjunction with the issuance of the Notes, which was outside of our stock repurchase program.

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

As of December 31, 2022, there were 34.8 million stock-based awards issued and outstanding and 98.2 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2022 and 2021:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted- average grant date fair value per share
Balance as of December 31, 2020	78.5	1.3	$13.73	5.7	$11.4	31.9	$19.79
Additional shares authorized	20.3
Stock options assumed (1)	0.4	0.4	$2.17
Options exercised and restricted stock units and awards released		(0.7)	9.77			(12.7)	20.77
Options and restricted stock units and awards canceled	11.0	(0.1)	11.84			(11.0)	21.12
Shares withheld related to net share settlement of restricted stock units and awards	4.6						20.71
Options and restricted stock units and awards granted	(19.6)					19.6	26.34
Balance as of December 31, 2021	95.2	0.9	$12.09	5.4	$10.0	27.8	$24.17
Additional shares authorized	18.8
Options exercised and restricted stock units and awards released		(0.1)	3.00			(14.3)	23.37
Options and restricted stock units and awards canceled	6.9	(0.4)	18.53			(6.5)	23.72
Shares withheld related to net share settlement of restricted stock units and awards	5.1						23.40
Options and restricted stock units and awards granted	(27.8)					27.8	22.68
Balance as of December 31, 2022	98.2	0.4	$11.30	4.5	$4.5	34.8	$23.40
Vested at December 31, 2022		0.3	$13.83	4.1	$2.8	—	$—
Unvested at December 31, 2022		0.1	$2.01		$1.7	34.8	$23.40

(1) This amount includes an immaterial amount of unvested RSUs that were assumed as part of the acquisition of DocSend. The RSUs had a weighted-average grant date fair value of $26.86 per share and a total fair value of $0.4 million, all of which will be recognized as post-combination stock-based compensation expense.

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
Intrinsic value of options exercised	$2.9	$12.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2022, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $772.2 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of December 31, 2022.
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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The first tranche of the Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore no incremental stock-based compensation was recognized upon vesting of these RSAs.

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $11.7 million and $14.6 million during the years ended December 31, 2022 and 2021, respectively. Unamortized stock-based compensation expense related to the Co-Founder Grant was $9.4 million as of the year ended December 31, 2022.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The numerators and denominators of the basic and diluted EPS computations for our common stock are calculated as follows (in millions, except for per share amounts):

	Year ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$426.8	$126.4	$263.9	$71.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	278.6	82.6	304.9	83.1
Net income per common share, basic	$1.53	$1.53	$0.87	$0.87
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$426.8	$126.4	$263.9	$71.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	$126.4	$—	$71.9	$—
Reallocation of net income to Class B common stock	$—	$(0.7)	$—	$(1.3)
Net income attributable to common stockholders for diluted EPS	$553.2	$125.7	$335.8	$70.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	278.6	82.6	304.9	83.1
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.1	—	7.8	0.1
Conversion of Class B to Class A common stock	82.6	—	83.1	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	363.3	82.6	395.8	83.2
Net income per common share, diluted	$1.52	$1.52	$0.85	$0.85

The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The voluntary conversions of Class B common stock into Class A common stock are included in the table below weighted for the respective periods outstanding.

	Year ended December 31,
	2020
	Class A	Class B

Numerator:
Net loss attributable to common stockholders	$(182.5)	$(73.8)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per common share	295.0	119.3
Net loss per common share, basic and diluted	$(0.62)	$(0.62)

Since the Company was in a loss position for the year ended December 31, 2020, basic net loss per share attributable to common stockholders is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Year ended December 31,
	2022	2021	2020
Restricted stock units and awards	20.4	2.4	10.5
Options to purchase shares of common stock	0.3	0.1	0.9
Co-Founder Grants	8.3	9.3	11.3
Convertible Senior Notes	37.8	31.9	—
Warrants	37.8	31.9	—
Total	104.6	75.6	22.7

Note 14. Income Taxes
For the years ended December 31, 2022, 2021, and 2020, the Company’s income (loss) from continuing operations before provision for income taxes was as follows:

	Year ended December 31,
	2022	2021	2020
Domestic	$37.8	$185.3	$(57.7)
Foreign	154.9	114.0	(192.5)
Income (loss) before income taxes	$192.7	$299.3	$(250.2)
The components of the benefit from (provision for) income taxes in the years ended December 31, 2022, 2021, and 2020, were as follows:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(13.2)	$(0.4)	$—
State	(15.3)	(0.7)	(2.7)
Foreign	(7.5)	(2.5)	(6.0)
Deferred:
Federal	386.7	2.2	—
State	30.0	0.4	—
Foreign	(20.2)	37.5	2.6
Benefit from (provision for) income taxes	$360.5	$36.5	$(6.1)

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows:

	Year ended December 31,
	2022	2021	2020
Tax (provision) benefit at federal statutory rate	$(40.5)	$(62.8)	$52.5
State taxes, net of federal benefit	(4.9)	(5.5)	1.2
Foreign rate differential	(34.0)	0.9	(12.2)
Research and other credits	45.3	38.1	34.9
Non-deductible compensation	(3.4)	(6.2)	(4.1)
Permanent differences	(1.8)	(0.8)	(1.8)
Change in valuation allowance	409.9	51.4	(69.6)
Stock-based compensation	(4.3)	23.5	(3.2)
Other non-deductible items	(5.8)	(2.1)	(3.8)
Benefit from (provision for) income taxes	$360.5	$36.5	$(6.1)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$40.8	$202.6
Research credit carryforwards	268.9	263.9
Stock-based compensation	24.1	25.2
Accruals and reserves	36.8	41.6
Lease liability	141.8	168.4
Convertible senior notes	47.5	57.3
Capitalized research expenditures	123.9	—
Other	0.6	—
Gross deferred tax assets	684.4	759.0
Valuation allowance	(111.6)	(586.7)
Total deferred tax assets, net of valuation allowance	572.8	172.3
Deferred tax liabilities:
Fixed assets and intangible assets	14.4	20.6
Right-of-use assets	59.5	110.2
Other	0.2	0.3
Total deferred tax liability	74.1	131.1
Net deferred tax assets	$498.7	$41.2
As of December 31, 2022, the Company determined that U.S. federal and certain states deferred tax assets were more likely than not to be realized, resulting in a benefit from income taxes of $420.2 million as well as an adjustment recorded to additional paid in capital of $61.2 million. Accordingly, the valuation allowance recorded against deferred tax assets decreased by $475.1 million in the year ended December 31, 2022, compared to an increase of $3.0 million in the year ended December 31, 2021. Management applied judgment in assessing the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future. As of December 31, 2022, the Company maintained a valuation allowance against its California deferred tax assets.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2022, the Company had $13.3 million of federal, $118.5 million of state, and $150.3 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $7.8 million will begin to expire in 2032 and $5.5 million will carryforward indefinitely, while state net operating losses begin to expire in 2035. The foreign net operating loss carryforwards will carryforward indefinitely.
As of December 31, 2022, the Company had research credit carryforwards of $249.4 million and $150.3 million for federal and state income tax purposes, respectively, of which $72.5 million and $38.7 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal credit carryforward will begin to expire in 2037. The state research credits have no expiration date.
As of December 31, 2022, the Company had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely. The Company also had $3.6 million of state enterprise zone credit carryforwards, which will begin to expire in 2023.
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
As of December 31, 2022, the balance of unrecognized tax benefits was $127.2 million of which $88.5 million, if recognized, would affect the effective tax rate and $38.7 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year ended December 31,
	2022	2021	2020
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$107.3	$91.4	$74.5
Gross increases related to prior period tax positions	—	—	1.3
Gross decreases related to prior period tax positions	—	(0.3)	—
Gross increases related to current period tax positions	20.3	18.5	15.8
Reductions due to lapse in statute of limitations	(0.4)	(1.5)	(0.2)
Reductions due to settlements with taxing authorities	—	(0.8)	—
Balance of gross unrecognized tax benefits at the end of the fiscal year	$127.2	$107.3	$91.4
The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2022, the amount of accrued interest and penalties related to uncertain tax positions was $5.3 million. Interest and penalties recognized for the year ended December 31, 2022, 2021, and 2020 was $1.7 million, $0.4 million, and $0.7 million, respectively.
It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.
The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2007 remain open for examination by the federal and state authorities, and from 2015 by foreign authorities.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries as the Company intends to reinvest such earnings indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2022, there were no cumulative undistributed earnings in its Irish subsidiary and, as a result, there were no unrecorded deferred tax liabilities. The amount of undistributed earnings in the Company’s other foreign subsidiaries, if any, are immaterial.
Note 15. Geographic Areas
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2022	2021
United States	$300.2	$316.6
International(1)	8.2	5.4
Total property and equipment, net	$308.4	$322.0

(1)No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2022 and 2021.
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2022, 2021, and 2020:

	Year ended December 31,
	2022	2021	2020
United States	$1,264.2	$1,130.0	$999.3
International(1)	1,060.7	1,027.9	914.6
Total revenue	$2,324.9	$2,157.9	$1,913.9

(1)No single country outside of the United States accounted for more than 10 percent of total revenue during the years ended December 31, 2022, 2021, and 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
Our management, under the supervision of our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2023 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2022.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-38434	3.3	May 11, 2018

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.5	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-38434	4.3	February 26, 2021

4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-38434	4.4	February 26, 2021

4.8	Description of Capital Stock	10-Q	001-38434	4.1	August 7, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	10-K	001-38434	10.2	February 19, 2021

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

		Form	File Number	Exhibit	Filed with SEC
10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	10-K	001-38434	10.8	February 19, 2021

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Form of Change in Control and Severance Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.11	February 21, 2020

10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Employment Letter between the Registrant and Timothy Young.	10-K	001-38434	10.17	February 21, 2020

10.14+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.15+	Offer Letter between the Registrant and Timothy Young	10-Q	001-38434	10.1	November 6, 2020

10.16+	Restricted Stock Agreement between the Registrant and Timothy Young	10-K	001-38434	10.17	February 19, 2021

10.17	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.18	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.19	Third Amendment and Restatement Agreement to the Revolving Credit and Guaranty Agreement, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 23, 2021.	8-K	001-38434	10.6	February 26, 2021

10.20	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule I thereto.	8-K	001-38434	10.1	February 26, 2021

10.21	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.22	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.23	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.24	Form of 2028 Warrant Confirmation.	8-K	001-38434	10.5	February 26, 2021

		Form	File Number	Exhibit	Filed with SEC

10.25+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

10.26	Eighth Amendment to Office Lease, dated November 1, 2021 and executed on December 16, 2021, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.26	February 18, 2022

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 22, 2023.

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

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 22, 2023

/s/ Timothy J. Regan Timothy J. Regan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 22, 2023

/s/ Donald W. Blair Donald W. Blair	Director	February 22, 2023

/s/ Lisa Campbell Lisa Campbell	Director	February 22, 2023

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 22, 2023

/s/ Sara Mathew Sara Mathew	Director	February 22, 2023

/s/ Abhay Parasnis Abhay Parasnis	Director	February 22, 2023

/s/ Karen A. Peacock Karen A. Peacock	Director	February 22, 2023

/s/ Michael Seibel Michael Seibel	Director	February 22, 2023