Form 10-Q
period 2023-03-31
DROPBOX, INC.
filed 2023-05-09
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or
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

As of May 3, 2023, there were 268,167,245 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 887,427 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 81,500,186 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including in light of our workforce reduction in April 2023 and as a result of our Virtual First model with an increasingly distributed workforce;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$332.7	$232.8
Short-term investments	920.4	1,110.6
Trade and other receivables, net	57.6	53.8
Prepaid expenses and other current assets	89.0	92.6
Total current assets	1,399.7	1,489.8
Property and equipment, net	307.2	308.4
Operating lease right-of-use asset	248.2	260.6
Intangible assets, net	80.8	88.3
Goodwill	402.5	403.3
Deferred tax assets	495.4	498.7
Other assets	59.9	61.0
Total assets	$2,993.7	$3,110.1
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$38.6	$38.6
Accrued and other current liabilities	167.1	139.9
Accrued compensation and benefits	40.1	131.7
Operating lease liability	64.8	68.9
Finance lease obligation	114.2	114.8
Deferred revenue	727.7	702.6
Total current liabilities	1,152.5	1,196.5
Operating lease liability, non-current	569.6	585.2
Finance lease obligation, non-current	154.8	151.7
Convertible senior notes, net, non-current	1,375.0	1,374.0
Other non-current liabilities	107.0	112.1
Total liabilities	3,358.9	3,419.5
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,501.6	2,511.6
Accumulated deficit	(2,827.5)	(2,772.1)
Accumulated other comprehensive loss	(39.3)	(48.9)
Total stockholders' deficit	(365.2)	(309.4)
Total liabilities and stockholders' deficit	$2,993.7	$3,110.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenue	$611.1	$562.4
Cost of revenue(1)	116.8	112.9
Gross profit	494.3	449.5
Operating expenses(1)
Research and development	235.2	210.8
Sales and marketing	119.2	95.7
General and administrative	55.8	53.5
Total operating expenses	410.2	360.0
Income from operations	84.1	89.5
Interest income (expense), net	3.9	(1.4)
Other (loss) income, net	(0.4)	5.7
Income before income taxes	87.6	93.8
Provision for income taxes	(18.6)	(14.1)
Net income	$69.0	$79.7
Net income per share-basic and diluted:
Basic net income per share	$0.20	$0.22
Diluted net income per share	$0.20	$0.21
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	347.1	370.7
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	348.8	372.9
(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022

Cost of revenue	$5.4	$5.7
Research and development(2)	52.9	50.5
Sales and marketing	5.5	4.5
General and administrative	12.2	11.6

(2) On March 15, 2023, the Company's President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net income	$69.0	$79.7
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(0.7)	(1.2)
Change in net unrealized gains and losses on short-term investments	10.3	(24.3)
Total other comprehensive income (loss)	$9.6	$(25.5)
Comprehensive income	$78.6	$54.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31, 2023						Three Months Ended March 31, 2022
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	3.7	—	—	—	—	—	3.9	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.4)	—	(12.9)	(21.2)	—	(34.1)	(1.5)	—	(12.2)	(24.5)	—	(36.7)
Repurchases of common stock	(8.1)	—	(73.3)	(103.2)	—	(176.5)	(11.0)	—	(89.2)	(170.7)	—	(259.9)
Exercise of stock options and awards	0.1	—	0.2	—	—	0.2	0.1	—	0.2	—	—	0.2
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	76.0	—	—	76.0	—	—	72.3	—	—	72.3
Other comprehensive income (loss)	—	—	—	—	9.6	9.6	—	—	—	—	(25.5)	(25.5)
Net income	—	—	—	69.0	—	69.0	—	—	—	79.7	—	79.7
Balances at end of period	343.7	$—	$2,501.6	$(2,827.5)	$(39.3)	$(365.2)	367.0	$—	$2,419.7	$(2,854.9)	$(28.1)	$(463.3)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flow from operating activities
Net income	$69.0	$79.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42.5	39.4
Stock-based compensation	76.0	72.3
Amortization of debt issuance costs	1.0	1.0
Amortization of deferred commissions	10.7	9.0
Non-cash operating lease expense	12.7	17.2
Deferred taxes	3.4	6.4
Other	0.7	1.8
Changes in operating assets and liabilities:
Trade and other receivables, net	(3.8)	4.8
Prepaid expenses and other current assets	(7.2)	(9.7)
Other assets	1.1	2.5
Accounts payable	(0.3)	(1.0)
Accrued and other current liabilities	25.6	14.7
Accrued compensation and benefits	(91.6)	(94.5)
Deferred revenue	24.7	19.5
Other non-current liabilities	(4.7)	(2.3)
Operating lease liabilities	(19.9)	(20.3)
Tenant improvement allowance reimbursement	—	0.9
Net cash provided by operating activities	139.9	141.4
Cash flow from investing activities
Capital expenditures	(1.9)	(10.7)
Purchases of short-term investments	(30.9)	(81.6)
Proceeds from sales of short-term investments	152.7	51.8
Proceeds from maturities of short-term investments	77.6	137.5
Other	3.3	4.0
Net cash provided by investing activities	200.8	101.0
Cash flow from financing activities
Payments for taxes related to net share settlement of restricted stock units and awards	(34.1)	(36.7)
Proceeds from issuance of common stock, net of taxes withheld	0.2	0.2
Principal payments on finance lease obligations	(32.0)	(32.4)
Common stock repurchases	(175.4)	(259.9)
Net cash used in financing activities	(241.3)	(328.8)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)
Change in cash and cash equivalents	99.9	(87.5)
Cash and cash equivalents - beginning of period	232.8	533.0
Cash and cash equivalents - end of period	$332.7	$445.5

Supplemental cash flow data:
Property and equipment acquired under finance leases	$34.5	$19.7

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

The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' deficit and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2023 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive income (loss), net of tax.

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
exchange rates. The Company recorded net foreign currency transaction gains of $0.8 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively.

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

The Company recognized $331.5 million and $313.7 million of revenue during the three months ended March 31, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2023, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $797.1 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, no allowance for credit losses in short-term investments was recorded.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Concentrations of credit risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. Although the Company deposits its cash and short-term investments with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes that the institutions where the Company has deposits are financially stable and, accordingly, minimal credit risk exists.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 11% and 49% of total trade and other receivables, net as of March 31, 2023. Two distribution partners accounted for 12% and 30% of total trade and other receivables, net as of December 31, 2022. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes, and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $6.1 million and $7.6 million during the three months ended March 31, 2023 and 2022, respectively.

Deferred commissions, net included in prepaid and other current assets were $30.1 million and $33.6 million as of March 31, 2023 and December 31, 2022, respectively. Deferred commissions, net included in other assets were $24.6 million and $25.7 million as of March 31, 2023 and December 31, 2022, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $10.7 million and $9.0 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. Subsequently, the Company has recorded impairment charges in prior quarters as a result of adverse changes in the corporate real estate market in the San Francisco Bay area which has impacted our subleasing strategy in conjunction with the Company's shift to Virtual First. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The Tax Cuts and Jobs Act of 2017 ("TCJA") subjects a U.S. shareholder to current tax global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Company accounts for GILTI as a period cost as incurred.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Recently adopted accounting pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The Company adopted ASU 2022-02 on January 1, 2023. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2023 and December 31, 2022 consisted of the following:

	As of March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$88.8	$—	$—	$88.8
Cash equivalents
Money market funds	243.9	—	—	243.9
Total cash & cash equivalents	$332.7	$—	$—	$332.7
Short-term investments
Corporate notes and obligations	435.7	0.1	(18.8)	417.0
U.S. Treasury securities	284.3	0.6	(10.3)	274.6
Asset backed securities	106.1	0.1	(4.7)	101.5
Municipal securities	65.2	—	(3.4)	61.8
Commercial paper	17.7	—	—	17.7
Certificates of deposit	21.7	—	—	21.7
U.S. agency obligations	18.4	—	(0.6)	17.8
Foreign government obligations	6.0	—	(0.3)	5.7
Supranational securities	2.8	—	(0.2)	2.6
Total short-term investments	957.9	0.8	(38.3)	920.4
Total	$1,290.6	$0.8	$(38.3)	$1,253.1

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $9.7 million and $12.4 million as of March 31, 2023 and December 31, 2022, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2023 and December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2023:

	As of March 31, 2023
	Amortized cost	Estimated fair value
Due within one year	$309.9	$303.9
Due between one to three years	515.6	493.8
Due after three years	132.4	122.7
Total	$957.9	$920.4

The Company had 615 short-term investments in unrealized loss positions as of March 31, 2023. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $38.3 million as of March 31, 2023. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2023 and December 31, 2022:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$97.8	$(1.4)	$296.4	$(17.4)	$394.2	$(18.8)
U.S. Treasury securities	57.3	(1.0)	148.7	(9.3)	206.0	(10.3)
Asset backed securities	9.0	(0.1)	89.6	(4.7)	98.6	(4.8)
Municipal securities	9.4	(0.3)	52.4	(3.1)	61.8	(3.4)
U.S. agency obligations	3.8	—	14.0	(0.6)	17.8	(0.6)
Foreign government obligations	—	—	5.6	(0.2)	5.6	(0.2)
Supranational securities	—	—	2.6	(0.2)	2.6	(0.2)
Total	$177.3	$(2.8)	$609.3	$(35.5)	$786.6	$(38.3)

	As of December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value		Gross Unrealized Losses
Corporate notes and obligations	$176.5	$(3.5)	$292.3	$(19.2)	$468.8		$(22.7)
U.S. Treasury securities	110.9	(1.8)	176.9	(12.2)	287.8		(14.0)
Asset backed securities	13.7	(0.4)	90.4	(5.6)	104.1		(6.0)
Municipal securities	9.3	(0.3)	51.6	(3.8)	60.9		(4.1)
U.S. agency obligations	3.9	—	13.8	(0.8)	17.7		(0.8)
Foreign government obligations	—	—	5.5	(0.4)	5.5		(0.4)
Supranational securities	—	—	3.2	(0.2)	3.2		(0.2)
Total	$314.3	$(6.0)	$633.7	$(42.2)	$948.0	948.0	$(48.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $7.2 million and $1.8 million during the three months ended March 31, 2023 and 2022, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$243.9	$—	$—	$243.9
Total cash equivalents	$243.9	$—	$—	$243.9
Short-term investments
Corporate notes and obligations	—	417.0	—	417.0
U.S. Treasury securities	—	274.6	—	274.6
Asset backed securities	—	101.5	—	101.5
Municipal securities	—	61.8	—	61.8
Commercial paper	—	17.7	—	17.7
Certificates of deposit	—	21.7	—	21.7
U.S. agency obligations	—	17.8	—	17.8
Foreign government obligations	—	5.7	—	5.7
Supranational securities	—	2.6	—	2.6
Total short-term investments	—	920.4	—	920.4
Total	$243.9	$920.4	$—	$1,164.3

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$139.5	$—	$—	$139.5
Commercial paper	—	3.2	—	3.2
Total cash equivalents	$139.5	$3.2	$—	$142.7
Short-term investments
Corporate notes and obligations	—	489.5	—	489.5
U.S. Treasury securities	—	346.4	—	346.4
Asset backed securities	—	111.6	—	111.6
Municipal securities	—	61.2	—	61.2
Commercial paper	—	46.4	—	46.4
Certificates of deposit	—	29.1	—	29.1
Foreign government obligations	—	5.6	—	5.6
U.S. agency obligations	—	17.6	—	17.6
Supranational securities	—	3.2	—	3.2
Total short-term investments	—	1,110.6	—	1,110.6
Total	$139.5	$1,113.8	$—	$1,253.3

The Company had no transfers between levels of the fair value hierarchy.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of March 31, 2023. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of March 31, 2023 was approximately $619.4 million and $600.3 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Datacenter and other computer equipment	$699.8	$671.3
Furniture and fixtures	12.3	19.8
Leasehold improvements	98.5	118.0
Construction in progress	3.1	2.8
Total property and equipment	813.7	811.9
Accumulated depreciation and amortization	(506.5)	(503.5)
Property and equipment, net	$307.2	$308.4

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2023 and December 31, 2022 included a total of $487.4 million and $456.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $269.1 million and $240.9 million as of March 31, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $35.0 million and $35.4 million for the three months ended March 31, 2023 and 2022, respectively.

Note 5.Business Combinations
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

The fair value of the separately identifiable finite-lived intangible assets acquired and estimated weighted average useful lives as of the acquisition date are as follows:

	Estimated fair values	Estimated weighted average useful lives (In years)
Developed technology	$24.2	5.0
Customer relationships	16.4	2.0
Trade name	0.6	1.0
Total acquisition-related intangible assets	$41.2

The fair values of the acquisition-related intangible assets were determined using the following methodologies: the multi-period excess earnings method for developed technology, the with and without method for customer relationships, and the relief from royalty method for the trade name, respectively. The valuation model inputs required the application of significant judgment by management. The acquired intangible assets have a total weighted average amortization period of 3.7 years as of the acquisition date.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2023	2022	2023
Developed technology	$74.3	$74.3	4.0
Customer relationships	43.2	43.2	2.0
Patents	19.4	19.4	4.1
Software	8.9	8.9	0.4
Trademarks and trade names	5.8	5.8	1.5
Licenses	4.6	4.6	0.0
Assembled workforce in asset acquisitions	3.4	3.4	3.1
Other	1.1	1.1	2.5
Total intangibles	160.7	160.7
Accumulated amortization	(79.9)	(72.4)
Intangible assets, net	$80.8	$88.3
Amortization expense was $7.5 million and $4.0 million for the three months ended March 31, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of March 31, 2023 is as follows:

Intangible assets
Remainder of 2023	$22.9
2024	25.1
2025	14.8
2026	10.4
2027	7.0
Thereafter	0.6
Total	$80.8

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2022	$403.3
Effect of foreign currency translation	(0.8)
Balance at March 31, 2023	$402.5

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of March 31, 2023 and December 31, 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 8.Debt

Revolving credit facility

In February 2018, the Company entered into an amendment to the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million and extended the term of the agreement through February 2026. The Company may from time to time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs. In March 2023, the Company amended the revolving credit facility to update its borrowing benchmark from LIBOR to SOFR, with a fixed credit spread adjustment of 0.10%. In conjunction with the March 2023 amendment, the Company incurred upfront issuance fees of $0.1 million, which are being amortized over the remaining term of the agreement.

Pursuant to the terms of the revolving credit facility, the Company may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing. Pursuant to the terms of the revolving credit facility, the Company is required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company is required to pay a fee in connection with letters of credit issued under the revolving credit facility, which accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate based on credit spread adjusted SOFR plus a spread of 1.375% or at an alternative base rate plus a spread of 0.375%.

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2023 and December 31, 2022, respectively.

The Company had an aggregate of $38.8 million of letters of credit outstanding under the revolving credit facility as of March 31, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $461.2 million as of March 31, 2023. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through March 31, 2023. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of March 31, 2023.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of March 31, 2023. In addition, during the three months ended March 31, 2023 and 2022 the conditions allowing holders of the Notes to convert were not met. As a result, the Notes are not convertible during the three months ended March 31, 2023 and 2022.

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

The following is a summary of the Company’s convertible senior notes as of March 31, 2023 and December 31, 2022.

	2026 Notes	2028 Notes	Total
March 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(6.4)	(7.7)	(14.1)
Carrying value, net	$689.4	$685.6	$1,375.0

December 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.0)	(8.1)	(15.1)
Carrying value, net	$688.8	$685.2	$1,374.0

During the three months ended March 31, 2023 and 2022, the Company recognized $0.6 million and $0.5 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of March 31, 2023.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
Remainder of 2023	$—
2024	—
2025	—
2026	695.8
2027	—
2028	693.3
Thereafter	—
Total	$1,389.1

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of March 31, 2023, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2023, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

Note 9.Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of under 1 year to 13 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 10 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $4.5 million during each of the three months ended March 31, 2023 and 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future minimum lease payments under non-cancellable leases as of March 31, 2023 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2023	$68.7	$95.2
2024	90.0	97.0
2025	84.6	59.1
2026	65.0	31.0
2027	65.2	2.5
2028	65.2	—
Thereafter	347.3	—
Total future minimum lease payments	$786.0	$284.8
Less imputed interest	(150.4)	(15.8)
Less tenant improvement receivables	(1.2)	—
Total liability	$634.4	$269.0

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of March 31, 2023 were as follows:

Operating leases
Remainder of 2023	$12.8
2024	17.3
2025	15.7
2026	12.0
2027	8.2
2028	7.7
Thereafter	18.7
Total future sublease rent payments	92.4
Less sub-tenant incentive	(1.1)
Total future sublease rent payments, net	91.3

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $26.1 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of March 31, 2023, the Company's remaining minimum obligation for its headquarters was $542.3 million.

In the fourth quarter of 2020, the Company announced a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First strategy, Dropbox retained a portion of its office space to be used for the Company’s team collaboration use and a portion will be marketed for sublease.

Accordingly, the Company periodically evaluates the recoverability of its real estate assets and makes adjustments to market participant assumptions as conditions evolve. In the fourth quarter of 2022, the Company determined that there were adverse changes in the corporate real estate markets where it plans to sublease office space. These changes have reduced demand for corporate office real estate, which the Company expects will result in increased real estate vacancy periods and reduced sublease rent rates. Accordingly, the Company assessed the recoverability of its real estate assets in the markets that have been impacted.

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

The Company recorded no impairment charges during the three months ended March 31, 2023 and 2022, respectively.

Note 10. Commitments and Contingencies

Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, investigations, inquires, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights, regulatory matters, and commercial disputes. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2023	December 31, 2022
Non-income taxes payable	$77.0	$76.4
Accrued legal and other external fees	34.5	25.5
Other accrued and current liabilities	55.6	38.0
Total accrued and other current liabilities	$167.1	$139.9

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
As of March 31, 2023, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.5 million and 0.2 million shares into an equivalent number of shares of Class A common stock during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, 262.0 million shares of Class A common stock, 81.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2022, 267.2 million shares of Class A common stock, 82.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2023 and December 31, 2022 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of March 31, 2023 and December 31, 2022, respectively. See "Co-Founder Grant" section below for further details.

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

During the three months ended March 31, 2023 and 2022, the Company repurchased and subsequently retired 8.1 million and 11.0 million shares of its Class A common stock, respectively, for an aggregate amount of $176.5 million and $259.9 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

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

As of March 31, 2023, there were 32.4 million stock-based awards issued and outstanding and 115.8 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2023:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2022	97.9	0.4	$11.30	4.5	$4.5	34.8	$23.40
Additional shares authorized	17.5	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	3.12	—	—	(3.7)	23.33
Options and restricted stock units and awards canceled	1.7	—	15.31	—	—	(1.7)	27.14
Shares withheld related to net share settlement of restricted stock units and awards	1.4	—	—	—	—	—	—
Options and restricted stock units and awards granted	(2.7)	—	—	—	—	2.7	22.43
Balance as of March 31, 2023	115.8	0.3	$12.53	4.3	$3.3	32.1	$23.15
Vested at March 31, 2023		0.3	$12.53	4.3	$3.3	—	$—
Unvested at March 31, 2023		—	$—	—	$—	32.1	$23.15

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Intrinsic value of options exercised	$0.9	$1.4

As of March 31, 2023, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $724.6 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.7 years as of March 31, 2023.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $2.2 million and $3.6 million during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, unamortized stock-based compensation expense related to the Co-Founder Grant was $7.2 million.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended March 31,		Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$52.7	$16.3	$61.9	$17.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	265.2	81.9	288.0	82.7
Net income per common share, basic	$0.20	$0.20	$0.22	$0.22
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$52.7	$16.3	$61.9	$17.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	16.3	—	17.8	—
Reallocation of net income to Class B common stock	—	(0.1)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$69.0	$16.2	$79.7	$17.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	265.2	81.9	288.0	82.7
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	1.7	—	2.2	0.1
Conversion of Class B to Class A common stock	81.9	—	82.7	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	348.8	81.9	372.9	82.8
Net income per common share, diluted	$0.20	$0.20	$0.21	$0.21

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended March 31,
	2023	2022
Restricted stock units and awards	21.4	13.3
Options to purchase shares of common stock	0.1	0.3
Co-Founder Grant	8.3	8.3
Convertible Senior Notes	37.8	37.8
Warrants	37.8	37.8
Total	105.4	97.5

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's provision for income taxes was $18.6 million and $14.1 million for the three months ended March 31, 2023 and 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The provision for income taxes for the three months ended March 31, 2023 was primarily attributable to federal, state and foreign income taxes.

For the three months ended March 31, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings and state income taxes.

For the three months ended March 31, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the requirement to capitalize research expenditures in accordance with Tax Cuts and Jobs Act of 2017 (TCJA), which was partially offset by the utilization of U.S. deferred tax assets which had a full valuation allowance.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2023, the Company continues to maintain valuation allowances against its California deferred tax assets.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by approximately $4.2 million for the three months ended March 31, 2023, of which $3.0 million, if recognized, would affect the Company's effective tax rate and $1.2 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. Additionally, unrecognized tax benefits decreased by approximately $1.2 million for the three months ended March 31, 2023, due to a statute of limitations lapse related to prior period tax positions. This resulted in a net increase in unrecognized tax benefits of $3.0 million for the three months ended March 31, 2023.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2023	December 31, 2022
United States	$299.1	$300.2
International (1)	8.1	8.2
Total property and equipment, net	$307.2	$308.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2023 and December 31, 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
United States	$345.9	$299.2
International (1)	265.2	263.2
Total revenue	$611.1	$562.4

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2023 and 2022, respectively.
Note 16. Subsequent Events
On April 27, 2023, the Company announced that the Board of Directors approved a reduction of its global workforce by approximately 16% to streamline the Company’s team structure to support its long-term growth and profitability objectives. The Company intends to strategically reinvest some savings from this reduction in force into future growth initiatives, and will continue to hire for roles critical to those initiatives. The Company estimates that it will incur charges of approximately $37 million to $42 million, primarily consisting of cash expenditures for severance payments, employee benefits and related costs. The Company expects that the majority of these charges will be incurred in the second quarter of 2023 and substantially all of these charges will have been incurred by the end of 2023. The estimated charges are based on certain assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from such estimates.

The Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the reduction in force.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 17.90 million paying users.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Family for individuals to Standard, Advanced, and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard or Advanced plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of Dropbox Sign, DocSend and FormSwift.

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including rising inflation, the U.S. Federal Reserve raising interest rates, volatility and uncertainty in the banking and financial services sector, tightening of credit markets, changes in the corporate real estate market, supply chain disruptions, and fluctuations in currency exchange rates have impacted our results of operations during the three months ended March 31, 2023.

During the three months ended March 31, 2023, we continued to see macro headwinds weighing on our Teams plans, as our customers face pressure in their own businesses, as well as both DocSend and Sign, due to ongoing softness in their respective markets. While we are not immune to macroeconomic conditions, we remain optimistic about our strategy as we improve our execution while continuing to invest towards our future in this new AI era.

Our results of operations and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions, directly or indirectly related to macroeconomic or geopolitical events, have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription-based business model, and impact of the current macroeconomic environment on our business, particularly as a result of changes in our customer behavior, may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the macroeconomic environment on our business, see “Risk Factors” included in Part II, Item 1A. of this report.

Virtual First

The effects of the COVID-19 pandemic led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder will be subleased. We have recorded impairment charges in prior quarters as a result of adverse changes in the corporate real estate market in the San Francisco Bay area which has impacted our subleasing strategy in conjunction with our shift to Virtual First. See Note 9, "Leases" for additional information. We may incur additional charges depending on the continued recovery of the corporate real estate market or shifts in our Virtual First strategy. In addition to generating sublease income, we expect that as a result of our shift to Virtual First, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense due to these impairment charges.

Reduction in Force

On April 27, 2023, we announced a reduction of our global workforce by approximately 16% to streamline our team structure in support of our long-term growth and profitability objectives.

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

In the second quarter of 2022, we repackaged our existing Dropbox Standard and Dropbox Advanced plans to include additional features. As a result, we increased the price for new and existing users on these plans, with new users starting in the second quarter of 2022 and existing users as their billing cycles occur. For a majority of existing users, the increase in price is effective on their next renewal date. As a result of the price increase, combined with an increase in paying users across our product portfolio and an increased mix of sales from our higher-priced subscription plans, we experienced an increase in Total ARR for the period ended March 31, 2023, compared to the period ended March 31, 2022. We also acquired FormSwift in the fourth quarter of 2022, resulting in a benefit to Total ARR beginning in the period of the acquisition. In the first quarter of 2023, sequential ARR was negatively impacted by the foreign currency exchange rates used to calculate ARR, which we update annually at the beginning of the year. On a constant currency basis, Total ARR increased for the periods presented.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2023.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
	(In millions)
Total ARR	$2,468	$2,514	$2,290

	As of
Constant Currency	March 31, 2023	December 31, 2022	March 31, 2022
	(In millions)
Total ARR	$2,468	$2,430	$2,212

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

For FormSwift and DocSend, we define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. FormSwift and DocSend users have been included as paying users since our acquisition of FormSwift in the fourth quarter of 2022 and our acquisition of DocSend in the first quarter of 2021, respectively.

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

We experienced growth in the number of paying users for the periods presented largely from our self-serve channels as well as our acquisition of FormSwift in the fourth quarter of 2022. However, our overall paying user growth rate has declined and may decline in the future. We expect growth in paying users to fluctuate from period to period in the future.

The below table sets forth the number of paying users as of March 31, 2023, December 31, 2022, and March 31, 2022.

	As of
	March 31, 2023	December 31, 2022	March 31, 2022
	(In millions)
Paying users	17.90	17.77	17.09

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

As a result of the repackaging and repricing of our existing Dropbox Standard and Dropbox Advanced plans, an increased mix of sales towards our higher-priced subscription plans, and our acquisition of FormSwift in the fourth quarter of 2022, offset by the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The below table sets forth our ARPU for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
ARPU	$138.97	$134.63

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

Our FCF increased for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, primarily due to a decrease in capital expenditures.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	139.9	141.4
Capital expenditures	(1.9)	(10.7)
Free cash flow	$138.0	$130.7

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in the near term and increase in absolute dollars and fluctuate as a percentage of revenue in the long term as we reinvest some savings from our reduction in force into future growth initiatives. We plan to continue to hire employees for our engineering, product, and design teams in roles critical to those initiatives.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, advertising costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a customer, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees, fees payable to third-party sales representatives and amortization of acquired customer relationships.

We expect that sales and marketing expenses will generally decrease in absolute dollars and as a percentage of revenue in the near term, due to our reduction in force and increase in absolute dollars and as a percentage of revenue in the long term. We plan to continue to invest in sales and marketing, long term, to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

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

Other income (loss), net
Other income (loss), net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists primarily of U.S. federal, state and foreign jurisdiction income taxes. For 2023, the difference between the U.S. statutory rate and our effective tax rate is primarily due to jurisdictional mix of earnings and state income taxes. For 2022, the difference between the U.S. statutory rate and our effective tax rate is primarily due to changes to the valuation allowance on deferred tax assets, research credits and the impact of capitalization of research and experimental expenditures.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenue	$611.1	$562.4
Cost of revenue(1)	116.8	112.9
Gross profit	494.3	449.5
Operating expenses(1):
Research and development	235.2	210.8
Sales and marketing	119.2	95.7
General and administrative	55.8	53.5
Total operating expenses	410.2	360.0
Income from operations	84.1	89.5
Interest income (expense), net	3.9	(1.4)
Other (loss) income, net	(0.4)	5.7
Income before income taxes	87.6	93.8
Provision for income taxes	(18.6)	(14.1)
Net income	$69.0	$79.7

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cost of revenue	$5.4	$5.7
Research and development(2)	52.9	50.5
Sales and marketing	5.5	4.5
General and administrative	12.2	11.6
Total stock-based compensation	$76.0	$72.3

(2) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)	19	20
Gross profit	81	80
Operating expenses(1):
Research and development	38	37
Sales and marketing	20	17
General and administrative	9	10
Total operating expenses	67	64
Income from operations	14	16
Interest income (expense), net	1	—
Other (loss) income, net	—	1
Income before income taxes	14	17
Provision for from income taxes	(3)	(3)
Net income	11%	14%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2023	2022
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development(2)	9	9
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	12%	13%

(2) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$611.1	$562.4	$48.7	8.7%

Revenue increased $48.7 million or 8.7% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 primarily due to an increase of $65.2 million from additional paying users, the acquisition of FormSwift in the fourth quarter of 2022 and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $16.5 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$116.8	$112.9	$3.9	3.5%
Gross profit	494.3	449.5	44.8	10.0%
Gross margin	81%	80%

Cost of revenue increased $3.9 million or 3.5% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases of $1.8 million in credit card fees, $1.5 million in employee-related costs and $1.4 million in amortization of intangible assets. These increases were offset by a decrease of $0.9 million in infrastructure cost due to lower facilities costs.

Our gross margin increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to an 8.7% increase in revenue during the period, which was offset by the lower percentage increase in our cost of revenue described above.

Research and development

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$235.2	$210.8	$24.4	11.6%

Research and development expenses increased $24.4 million or 11.6% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases of $16.0 million in employee-related costs driven by an increase in headcount offset by a $6.7 million reversal of previously recognized stock-based compensation expense from the resignation of our President and the resulting forfeiture of his unvested awards, $5.4 million in software subscription licenses and $3.0 million in allocated overhead.

Sales and marketing

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$119.2	$95.7	$23.5	24.6%

Sales and marketing expenses increased $23.5 million or 24.6% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases of $15.3 million related to advertising and other marketing related expenses, $4.8 million in employee-related costs, $2.2 million in amortization of intangible assets and $1.0 million in app store fees due to increased sales.

General and administrative

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$55.8	$53.5	$2.3	4.3%

General and administrative expenses increased $2.3 million or 4.3% during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to increases of $4.8 million in employee-related costs, $0.5 million in allocated overhead, and $0.4 million in outside services. This increase was offset by a decrease of $3.9 million in non-income based taxes.

Interest income (expense), net

Interest income (expense), net increased by $5.3 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) income, net decreased $6.1 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to a $2.6 million reduction in sales of retired infrastructure asset, $2.0 million in foreign currency transaction losses, and $1.1 million in losses from the sale of short-term investments.

Provision for income taxes

Provision for income taxes increased $4.5 million during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily due to the impact of the full U.S. valuation allowance on the prior year provision for income taxes.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $332.7 million and short-term investments of $920.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2023, we had $228.2 million of our cash and cash equivalents held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment times. We believe these policies mitigate our exposure to any risk concentrations.
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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time to time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2023, we repurchased and subsequently retired 8.1 million shares of our Class A common stock for an aggregate amount of $176.5 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018, February 2021, and March 2023. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million. We may from time to time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In March 2023, we amended the revolving credit facility to update our borrowing benchmark from LIBOR to SOFR. The revolving credit facility terminates on February 23, 2026.
Interest on borrowings under the revolving credit facility accrues at a variable rate tied to SOFR or an alternative base rate, at our election. Interest is payable quarterly in arrears. Pursuant to the terms of the revolving credit facility, we are required to pay an annual commitment fee that accrues at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, we are required to pay a fee in connection with letters of credit issued under the revolving credit facility that accrues at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There is an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit.

The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2023.
As of March 31, 2023, we had no amounts outstanding under the revolving credit facility and an aggregate of $38.8 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $461.2 million as of March 31, 2023.
As of March 31, 2023, we utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of March 31, 2023, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

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

Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$139.9	$141.4
Net cash provided by investing activities	200.8	101.0
Net cash used in financing activities	(241.3)	(328.8)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)
Net increase (decrease) in cash and cash equivalents	$99.9	$(87.5)

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
For the three months ended March 31, 2023, net cash provided by operating activities was $139.9 million, which primarily consisted of our net income of $69.0 million, adjusted for stock-based compensation expense of $76.0 million, depreciation and amortization expenses of $42.5 million, and net cash outflow of $76.1 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, purchases of property and equipment to make improvements or modifications to existing and new office spaces, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2023, net cash provided by investing activities was $200.8 million, which primarily related to $199.4 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $1.9 million related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment.
For the three months ended March 31, 2023, net cash used in financing activities was $241.3 million, which primarily consisted of $175.4 million for the repurchase of our common stock, $34.1 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $32.0 million in principal payments on finance lease obligations.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $332.7 million and short-term investments of $920.4 million as of March 31, 2023. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of March 31, 2023, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2023, a hypothetical increase in interest rates by 100 basis points would have resulted in a $13.0 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, inflation and increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the three months ended March 31, 2023, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

We recorded net foreign currency transaction gains of $0.8 million and $2.8 million during the three months ended March 31, 2023 and 2022, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2023 and 2022, respectively.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, regulatory matters and commercial disputes.

One such matter, described below, is scheduled for the first trial phase in May 2023. While we are confident in the Company’s defenses to the asserted allegations, it is not possible to determine the outcome of this matter, and we cannot reasonably estimate the maximum potential exposure or the range of possible loss.

On July 12, 2019, Motion Offense, LLC (“Motion Offense”) filed a patent infringement suit in the Western District of Texas (Waco Division) against Dropbox's customer Sprouts Farmers Market (“Sprouts”), based on Sprouts’ use of Dropbox Business. The suit claims that Sprouts’ use of Dropbox Business infringes U.S. Patent Nos. 10,013,158 and 10,021,052. On August 14, 2019, in the District of Delaware, Dropbox filed a complaint for declaratory judgment of no infringement of the patents asserted against Sprouts by Motion Offense (“Delaware Action”), and subsequently amended the complaint to add claims for declaratory judgment that the asserted patents are invalid. Motion Offense’s motion to transfer the Delaware Action to the Western District of Texas was granted. The Western District of Texas stayed the Sprouts case pending resolution of the Dropbox case. On June 15, 2020, Motion Offense filed an amended answer to Dropbox’s declaratory judgment complaint, including counterclaims asserting that Dropbox infringes the ’158 and ’052 patents, as well as U.S. Patent Nos. 10,303,353, 10,613,737, and 10,587,548. On July 23, 2021, Motion Offense filed a related patent infringement suit against Dropbox in the Western District of Texas asserting that Dropbox also infringes U.S. Patent No. 11,044,215. The two cases have been consolidated.

We believe that Motion Offense’s allegations are without merit both because the asserted patents are invalid and because Dropbox does not infringe. The Western District of Texas has set the case for a jury trial in May 2023, and certain issues and defenses will be decided by the court outside of the jury trial. A final judgment in the district court may be appealed by either party to the Federal Circuit.

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
Additionally, although we believe our multiple product strategy represents strong opportunities for future growth, at present, a significant majority of our paying customers purchase only one of our products. Furthermore, we have and may continue to see an increase in customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, to the extent more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2023, we served over 700 million registered users but only 17.90 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, errors in our systems and processes, or other errors in the storage, use, transmission, or other processing of personal information has in the past and could in the future result in an actual or perceived breach of user privacy or inadvertent disclosure of information, and such errors could adversely affect our business, brand, and reputation. For example, in the recent past an error in our use of a trusted third party to provide anti-malware and phishing services resulted in URLs embedded within content shared on Dropbox or uploaded to DocSend being made available to other paid subscribers and partners of that third party. However, only the URLs were sent - neither the document itself, nor any information within it, was shared. To address this, we asked the service provider to delete the affected URLs from its databases, and they have done so. While we are not aware of any URLs that were exploited by malicious actors, we cannot rule this out. As a standard practice, we complied with our notification obligations to applicable regulatory authorities. While we believe we have adequate systems in place to detect and prevent integration of software and services that may compromise personal information, we can provide no assurances those systems will be effective in every case.

Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, rising interest rates, unemployment trends, geopolitical issues, such as the conflict between Russia and Ukraine, lasting adverse effects of the COVID-19 pandemic, bank insolvency and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.
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

•third-party integration;

•customer support;

•continued innovation;

•pricing; and

•macroeconomic trends.

With the introduction of new technologies and market entrants, we expect competition to intensify. Many of our actual and potential competitors or alliances among competitors benefit from competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships to offer a broader range of products and services than we do. These combinations make it increasingly difficult for us to compete effectively. We expect these trends to continue as competitors continue to strengthen or maintain their market positions.

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

We generate, and expect to continue to generate, revenue from the sale of subscriptions to our platform. As a result, widespread acceptance and use of content collaboration solutions in general, and our platform in particular, is critical to our future growth and success. If the content collaboration market fails to grow or grows more slowly than we currently anticipate, or if there are changes in trends with regard to remote or distributed work, demand for our platform could be negatively affected.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate artificial intelligence (“AI”), and while we are optimistic that such new products will drive future growth of our business, the development of such new features could incur significant costs, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, unforeseen failures in newly-developed AI technology could result in reputational harm or legal liability, and changes in the regulatory landscape relating to AI could negatively impact our business in the U.S. or in other jurisdictions where we operate.

In addition, while we believe trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such as our work on new AI-driven products, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2022 we launched Dropbox Replay, which allows users to review, approve and collaborate on video workflows, and Dropbox Capture, which allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our workforce reduction in April 2023 may result in increased attrition beyond our intended reduction-in-force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new and remote employees, our workforce reduction, and higher employee turnover could significantly and adversely impact our culture, as could our Virtual First model.

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

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which has impacted and may in the future impact our ability to achieve or maintain GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 17.90 million as of March 31, 2023. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

•increase our technical support costs; and

•harm our reputation and brand.

We have acquired, and may in the future acquire, other businesses and technologies, which could require significant management attention, disrupt our business operations, cause us to incur debt or dilute stockholder value.

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

Our rates of revenue growth have slowed and may continue to slow in future periods. Many factors may contribute to declines in our growth rates, including higher market penetration, increased competition, particularly from the availability of less expensive and bundled competitive products, slowing demand for our platform and declines in our rate of growth in paying users, a decrease in the growth of the overall content collaboration market, resource allocation across our business, including investments in new technologies or products that may not drive growth in the short term, a failure by us to continue capitalizing on growth opportunities, the impact of changing economic conditions, including as a result of catastrophic events, on our current and prospective paying users, fluctuations in foreign currency exchange rates, and the maturation of our business, among others. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. If our growth rates decline further, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We have a history of net losses, we may increase expenses in the future, and we may not be able to achieve or maintain profitability.

Although we had been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year. We may, however, not achieve or maintain profitability in future periods, or, if we are profitable, we may not fully achieve our profitability targets. We incurred net losses on an annual basis from our inception through 2020. We generated net income of $553.2 million and $335.8 million during the years ended December 31, 2022 and 2021, respectively and we had an accumulated deficit of $2,772.1 million as of March 31, 2023. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business, reposition our products or respond to new technologies. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that went into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that will go into effect July 1, 2023, Connecticut, which in May 2022 enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, which will go into effect July 1, 2023, and Iowa, which in March 2023 enacted an Act Relating to Consumer Data Protection, which will go into effect January 1, 2025. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. The effects of the CCPA and these other laws remain far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time to time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time to time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform For example, as discussed above in the section titled “Legal Proceedings,” we are currently involved in legal proceedings against Motion Offense, which allege that Dropbox infringes certain of its patents. Although we assert that Motion Offense’s allegations are without merit both because the asserted patents are invalid and because Dropbox does not infringe, it is not possible presently to either (i) determine the outcome of this matter or (ii) estimate any maximum possible exposure or range of possible loss. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,550 issued patents and more than 350 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any securities litigation that may be instituted against us in the future could result in substantial costs and a diversion of our management’s attention and resources.

The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO, and it may depress the trading price of our Class A common stock.

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2023, our directors, executive officers and holders of more than 5% of our common stock, and their respective affiliates, held in the aggregate 82.5% of the voting power of our capital stock, with Mr. Houston holding approximately 74.7% of the voting power of our capital stock. We are including the Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders' ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. In addition to introducing a new minimum corporate income tax on certain large corporations, and an excise tax of 1% on certain share repurchases by corporations, the recently enacted IRA increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply, changes in the business and pending regulations on the interpretation and application of the new corporate minimum tax may have adverse tax consequences for us. The excise tax on share repurchases applies to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	2.28	$22.84	2.28	$695.72
February 1 - 28	2.42(3)	$22.60	2.27	$644.34
March 1 - 31	3.53	$20.39	3.53	$572.32
Total	8.23	$21.70	8.08

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

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax.

(3) Includes 150,924 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 8, 2023	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2023	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)