Form 10-Q
period 2023-06-30
DROPBOX, INC.
filed 2023-08-04
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or
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

As of July 31, 2023, there were 266,850,762 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 709,236 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 80,947,177 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time-to-time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$510.3	$232.8
Short-term investments	717.2	1,110.6
Trade and other receivables, net	60.3	53.8
Prepaid expenses and other current assets	92.7	92.6
Total current assets	1,380.5	1,489.8
Property and equipment, net	298.5	308.4
Operating lease right-of-use asset	238.9	260.6
Intangible assets, net	73.5	88.3
Goodwill	402.1	403.3
Deferred tax assets	491.2	498.7
Other assets	53.9	61.0
Total assets	$2,938.6	$3,110.1
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$44.3	$38.6
Accrued and other current liabilities	151.1	139.9
Accrued compensation and benefits	66.5	131.7
Operating lease liability	67.4	68.9
Finance lease obligation	113.4	114.8
Deferred revenue	734.5	702.6
Total current liabilities	1,177.2	1,196.5
Operating lease liability, non-current	553.8	585.2
Finance lease obligation, non-current	157.1	151.7
Convertible senior notes, net, non-current	1,375.9	1,374.0
Other non-current liabilities	86.5	112.1
Total liabilities	3,350.5	3,419.5
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,521.9	2,511.6
Accumulated deficit	(2,895.6)	(2,772.1)
Accumulated other comprehensive loss	(38.2)	(48.9)
Total stockholders' deficit	(411.9)	(309.4)
Total liabilities and stockholders' deficit	$2,938.6	$3,110.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue	$622.5	$572.7	$1,233.6	$1,135.1
Cost of revenue(1)(2)	120.1	105.8	236.9	218.7
Gross profit	502.4	466.9	996.7	916.4
Operating expenses:(1)(2)
Research and development	262.8	215.0	498.0	425.8
Sales and marketing	120.9	105.0	240.1	200.7
General and administrative	60.0	55.3	115.8	108.8
Impairment related to real estate assets(3)	2.2	8.7	2.2	8.7
Total operating expenses	445.9	384.0	856.1	744.0
Income from operations	56.5	82.9	140.6	172.4
Interest income (expense), net	3.7	(0.5)	7.6	(1.9)
Other (loss) income, net	(1.2)	(3.3)	(1.6)	2.4
Income before income taxes	59.0	79.1	146.6	172.9
Provision for income taxes	(15.8)	(17.1)	(34.4)	(31.2)
Net income	$43.2	$62.0	$112.2	$141.7
Net income per share-basic and diluted:
Basic net income per share	$0.13	$0.17	$0.33	$0.39
Diluted net income per share	$0.13	$0.17	$0.32	$0.38
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	341.4	364.1	344.2	367.4
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	343.8	365.7	346.8	369.6

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenue	$6.4	$6.7	$11.8	$12.4
Research and development(4)	67.4	58.5	120.3	109.0
Sales and marketing	6.3	5.9	11.8	10.4
General and administrative	15.2	13.9	27.4	25.5

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of the Company's Virtual First work model.

(4) On March 15, 2023, the Company's President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$43.2	$62.0	$112.2	$141.7
Other comprehensive income (loss):
Change in foreign currency translation adjustments	0.3	(4.3)	(0.4)	(5.5)
Change in net unrealized gains and losses on short-term investments	0.8	(8.5)	11.1	(32.8)
Total other comprehensive income (loss)	$1.1	$(12.8)	$10.7	$(38.3)
Comprehensive income	$44.3	$49.2	$122.9	$103.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30, 2023						Three Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	343.7	$—	$2,501.6	$(2,827.5)	$(39.3)	$(365.2)	367.0	$—	$2,419.7	$(2,854.9)	$(28.1)	$(463.3)
Release of restricted stock units and awards	4.3	—	—	—	—	—	3.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.5)	—	(13.2)	(18.9)	—	(32.1)	(1.2)	—	(9.6)	(15.1)	—	(24.7)
Repurchases of common stock	(6.9)	—	(62.8)	(92.4)	—	(155.2)	(8.9)	—	(71.7)	(118.1)	—	(189.8)
Exercise of stock options and awards	—	—	1.0	—	—	1.0	—	—	0.1	—	—	0.1
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	0.6	—	—	0.6
Stock-based compensation	—	—	95.3	—	—	95.3	—	—	85.0	—	—	85.0
Other comprehensive income (loss)	—	—	—	—	1.1	1.1	—	—	—	—	(12.8)	(12.8)
Net income	—	—	—	43.2	—	43.2	—	—	—	62.0	—	62.0
Balances at end of period	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)	360.3	$—	$2,424.1	$(2,926.1)	$(40.9)	$(542.9)

	Six Months Ended June 30, 2023						Six Months Ended June 30, 2022
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	8.0	—	—	—	—	—	7.3	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(2.9)	—	(26.1)	(40.1)	—	(66.2)	(2.7)	—	(21.8)	(39.6)	—	(61.4)
Repurchases of common stock	(15.0)	—	(136.1)	(195.6)	—	(331.7)	(19.9)	—	(160.9)	(288.8)	—	(449.7)
Exercise of stock options and awards	0.1	—	1.2	—	—	1.2	0.1	—	0.3	—	—	0.3
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	1.1	—	—	1.1
Stock-based compensation	—	—	171.3	—	—	171.3	—	—	157.3	—	—	157.3
Other comprehensive income (loss)	—	—	—	—	10.7	10.7	—	—	—	—	(38.3)	(38.3)
Net income	—	—	—	112.2	—	112.2	—	—	—	141.7	—	141.7
Balances at end of period	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)	360.3	$—	$2,424.1	$(2,926.1)	$(40.9)	$(542.9)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flow from operating activities
Net income	$112.2	$141.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85.2	78.6
Stock-based compensation	171.3	157.3
Impairment related to real estate assets	2.2	8.7
Amortization of debt issuance costs	2.1	2.1
Net gains on equity investments	—	(5.0)
Amortization of deferred commissions	20.8	18.7
Non-cash operating lease expense	23.5	32.9
Deferred taxes	7.5	14.1
Other	0.5	3.3
Changes in operating assets and liabilities:
Trade and other receivables, net	(6.5)	1.8
Prepaid expenses and other current assets	(17.6)	(26.2)
Other assets	3.7	5.2
Accounts payable	6.9	1.4
Accrued and other current liabilities	(7.6)	9.1
Accrued compensation and benefits	(65.1)	(65.2)
Deferred revenue	31.3	19.3
Other non-current liabilities	(7.6)	(5.9)
Operating lease liabilities	(35.3)	(43.9)
Tenant improvement allowance reimbursement	—	3.3
Net cash provided by operating activities	327.5	351.3
Cash flow from investing activities
Capital expenditures	(4.9)	(14.7)
Purchases of short-term investments	(47.9)	(301.5)
Proceeds from sales of short-term investments	331.6	116.6
Proceeds from maturities of short-term investments	119.4	239.2
Other	8.7	9.5
Net cash provided by investing activities	406.9	49.1
Cash flow from financing activities
Payments of debt issuance costs	(0.1)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(66.2)	(61.4)
Proceeds from issuance of common stock, net of taxes withheld	1.2	0.3
Principal payments on finance lease obligations	(63.9)	(64.4)
Common stock repurchases	(329.6)	(449.7)
Net cash used in financing activities	(458.6)	(575.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	(6.1)
Change in cash and cash equivalents	277.5	(180.9)
Cash and cash equivalents - beginning of period	232.8	533.0
Cash and cash equivalents - end of period	$510.3	$352.1

Supplemental cash flow data:
Property and equipment acquired under finance leases	$67.9	$34.1

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $0.9 million and $0.1 million during the three

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
and six months ended June 30, 2023, respectively, and net foreign currency transaction losses of $3.9 million and $1.0 million during the three and six months ended June 30, 2022, respectively.

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

The Company recognized $341.9 million and $536.7 million of revenue during the three and six months ended June 30, 2023, respectively, and recognized $323.5 million and $511.1 million of revenue during the three and six months ended June 30, 2022, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2023, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $808.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. The Company estimates that it will incur charges of approximately $40 million in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs. The Company expects to incur substantially all of these charges by the end of 2023. During the three and six months ended June 30, 2023, the Company incurred $37.5 million in charges.

These severance charges are included within the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2023 as follows:

Severance and Related Costs
Cost of revenue	$2.7
Research and development	27.0
Sales and marketing	6.3
General and administrative	1.5
Total Charges	$37.5

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the six months ended June 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related Costs
Balance as of December 31, 2022	$—
Charges	37.5
Cash Payments	(34.0)
Balance as of June 30, 2023	$3.5

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 13% and 47% of total trade and other receivables, net as of June 30, 2023. Two distribution partners accounted for 12% and 30% of total trade and other receivables, net as of December 31, 2022. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes, and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $6.2 million and $12.3 million during the three and six months ended June 30, 2023, respectively and $8.4 million and $16.0 million during the three and six months ended June 30, 2022, respectively.

Deferred commissions, net included in prepaid and other current assets were $27.4 million and $33.6 million as of June 30, 2023 and December 31, 2022, respectively. Deferred commissions, net included in other assets were $23.4 million and $25.7 million as of June 30, 2023 and December 31, 2022, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $10.1 million and $20.8 million for the three and six months ended June 30, 2023, respectively and $9.7 million and $18.7 million for the three and six months ended June 30, 2022, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of $2.2 million during the three and six months ended June 30, 2023 and $8.7 million during the three and six months ended June 30, 2022, for right-of-use and other lease related assets. These impairment charges were recorded as a result of the Company's decision to move towards a Virtual First work model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The Company recorded total impairment charges of $2.2 million during the three and six months ended June 30, 2023, and $8.7 million during the three and six months ended June 30, 2022, for right-of-use and other lease related assets, in conjunction with its decision to move towards a Virtual First model. See Note 9 "Leases" for further information.
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

The Tax Cuts and Jobs Act of 2017 ("TCJA") subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by foreign subsidiaries. The Company accounts for GILTI as a period cost as incurred.

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

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2023 and December 31, 2022 consisted of the following:

	As of June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.9	$—	$—	$98.9
Cash equivalents
Money market funds	401.4	—	—	401.4
Commercial paper	7.0	—	—	7.0
U.S. Treasury securities	3.0	—	—	3.0
Total cash & cash equivalents	$510.3	$—	$—	$510.3
Short-term investments
Corporate notes and obligations	336.7	—	(17.6)	319.1
U.S. Treasury securities	230.3	—	(10.9)	219.4
Asset backed securities	88.2	—	(4.2)	84.0
Municipal securities	63.0	—	(3.1)	59.9
U.S. agency obligations	16.0	—	(0.5)	15.5
Certificates of deposit	9.3	—	—	9.3
Foreign government obligations	5.9	—	(0.3)	5.6
Commercial paper	2.8	—	—	2.8
Supranational securities	1.8	—	(0.2)	1.6
Total short-term investments	754.0	—	(36.8)	717.2
Total	$1,264.3	$—	$(36.8)	$1,227.5

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.6 million and $12.4 million as of June 30, 2023 and December 31, 2022, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2023 and December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2023:

	As of June 30, 2023
	Amortized cost	Estimated fair value
Due within one year	$304.8	$298.1
Due between one to three years	339.0	316.9
Due after three years	110.2	102.2
Total	$754.0	$717.2

The Company had 518 short-term investments in unrealized loss positions as of June 30, 2023. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2023 or for the three and six months ended June 30, 2022.

As of June 30, 2023, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $36.8 million as of June 30, 2023. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of June 30, 2023 and December 31, 2022:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of June 30, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$43.0	$(0.9)	$273.8	$(16.7)	$316.8	$(17.6)
U.S. Treasury securities	44.8	(0.8)	174.1	(10.1)	218.9	(10.9)
Asset backed securities	8.8	(0.1)	75.2	(4.1)	84.0	(4.2)
Municipal securities	9.3	(0.3)	47.3	(2.8)	56.6	(3.1)
U.S. agency obligations	4.0	—	11.5	(0.5)	15.5	(0.5)
Foreign government obligations	—	—	5.6	(0.3)	5.6	(0.3)
Supranational securities	—	—	1.6	(0.2)	1.6	(0.2)
Total	$109.9	$(2.1)	$589.1	$(34.7)	$699.0	$(36.8)

	As of December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$176.5	$(3.5)	$292.3	$(19.2)	$468.8	$(22.7)
U.S. Treasury securities	110.9	(1.8)	176.9	(12.2)	287.8	(14.0)
Asset backed securities	13.7	(0.4)	90.4	(5.6)	104.1	(6.0)
Municipal securities	9.3	(0.3)	51.6	(3.8)	60.9	(4.1)
U.S. agency obligations	3.9	—	13.8	(0.8)	17.7	(0.8)
Foreign government obligations	—	—	5.5	(0.4)	5.5	(0.4)
Supranational securities	—	—	3.2	(0.2)	3.2	(0.2)
Total	$314.3	$(6.0)	$633.7	$(42.2)	$948.0	$(48.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $7.4 million and $14.6 million during the three and six months ended June 30, 2023, respectively, and $2.6 million and $4.4 million during the three and six months ended June 30, 2022, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$401.4	$—	$—	$401.4
Commercial paper	—	7.0	—	7.0
U.S. Treasury securities	—	3.0	—	3.0
Total cash equivalents	$401.4	$10.0	$—	$411.4
Short-term investments
Corporate notes and obligations	—	319.1	—	319.1
U.S. Treasury securities	—	219.4	—	219.4
Asset backed securities	—	84.0	—	84.0
Municipal securities	—	59.9	—	59.9
U.S. agency obligations	—	15.5	—	15.5
Certificates of deposit	—	9.3	—	9.3
Foreign government obligations	—	5.6	—	5.6
Commercial paper	—	2.8	—	2.8
Supranational securities	—	1.6	—	1.6
Total short-term investments	—	717.2	—	717.2
Total	$401.4	$727.2	$—	$1,128.6

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

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of June 30, 2023. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of June 30, 2023 was approximately $654.9 million and $666.5 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Datacenter and other computer equipment	$726.0	$671.3
Furniture and fixtures	11.8	19.8
Leasehold improvements	98.2	118.0
Construction in progress	0.4	2.8
Total property and equipment	836.4	811.9
Accumulated depreciation and amortization	(537.9)	(503.5)
Property and equipment, net	$298.5	$308.4

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2023 and December 31, 2022 included a total of $459.4 million and $456.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $241.8 million and $240.9 million as of June 30, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $35.2 million and $70.1 million for the three and six months ended June 30, 2023, respectively, and $35.4 million and $70.8 million for the three and six months ended June 30, 2022, respectively.

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
The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to stockholders	$50.0
Cash paid for extinguishing shadow stock units	3.2
Transaction costs paid by Dropbox on behalf of FormSwift	2.0
Cash purchase consideration	$55.2
Indemnification holdback (1)	14.3
Purchase price adjustments	(0.2)
Total purchase consideration	$69.3
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

Assets acquired:
Cash and cash equivalents	$0.4
Acquisition-related intangible assets	41.2
Accounts receivable, prepaid and other assets	3.4
Total assets acquired	$45.0

Liabilities assumed:
Accounts payable, accrued and other liabilities	$4.6
Deferred revenue	6.6
Total liabilities assumed	11.2
Net assets acquired, excluding goodwill	33.8
Total purchase consideration	69.3
Goodwill (2)	$35.5

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

The fair values of the acquisition-related intangible assets were determined using the following methodologies: the multi-period excess earnings method for developed technology, the with and without method for customer relationships, and the relief from royalty method for the trade name, respectively. The valuation model inputs required the application of significant judgment by management. The acquired intangible assets had a total weighted average amortization period of 3.7 years.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years) As of June 30,
	2023	2022	2023
Developed technology	$74.3	$74.3	3.9
Customer relationships	43.2	43.2	1.8
Patents	19.4	19.4	3.9
Software	8.9	8.9	0.2
Trademarks and trade names	5.8	5.8	1.4
Licenses	4.6	4.6	0.0
Assembled workforce in asset acquisitions	3.4	3.4	2.8
Other	1.4	1.1	2.3
Total intangibles	161.0	160.7
Accumulated amortization	(87.5)	(72.4)
Intangible assets, net	$73.5	$88.3
Amortization expense was $7.6 million and $15.1million for the three and six months ended June 30, 2023, respectively and $3.8 million and $7.8 million for the three and six months ended June 30, 2022, respectively.

Expected future amortization expense for intangible assets as of June 30, 2023 is as follows:

Intangible assets
Remainder of 2023	$15.3
2024	25.1
2025	14.8
2026	10.4
2027	7.0
Thereafter	0.9
Total	$73.5

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2022	$403.3
FormSwift acquisition purchase price adjustments	(0.2)
Effect of foreign currency translation	(1.0)
Balance at June 30, 2023	$402.1

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of June 30, 2023 and December 31, 2022.

Note 8.Debt

Revolving credit facility

In February 2018, the Company entered into an amendment to the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million and extended the term of the agreement through February 2026. The Company may from time-to-time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs. In March 2023, the Company amended the revolving credit facility to update its borrowing benchmark from LIBOR to SOFR, with a fixed credit spread adjustment of 0.10%. In conjunction with the March 2023 amendment, the Company incurred upfront issuance fees of $0.1 million, which are being amortized over the remaining term of the agreement.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2023 and December 31, 2022, respectively.

The Company had an aggregate of $38.8 million of letters of credit outstanding under the revolving credit facility as of June 30, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $461.2 million as of June 30, 2023. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through June 30, 2023. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of June 30, 2023.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of June 30, 2023. In addition, during the three and six months ended June 30, 2023 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of June 30, 2023 and December 31, 2022.

	2026 Notes	2028 Notes	Total
June 30, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(5.9)	(7.3)	(13.2)
Carrying value, net	$689.9	$686.0	$1,375.9

December 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.0)	(8.1)	(15.1)
Carrying value, net	$688.8	$685.2	$1,374.0

During the three months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $0.5 million in interest expense for the 2026 Notes and $0.4 million and $0.5 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the six months ended June 30, 2023 and 2022, the Company recognized $1.1 million and $1.0 million in interest expense for the 2026 Notes and $0.8 million and $0.9 million in interest expense for the 2028 Notes, respectively, with such interest expense consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of June 30, 2023.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of June 30, 2023, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of June 30, 2023, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 10 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.8 million and $8.2 million during the three and six months ended June 30, 2023, respectively, and $4.9 million and $9.4 million during the three and six months ended June 30, 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future minimum lease payments under non-cancellable leases as of June 30, 2023 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2023	$46.6	$65.9
2024	90.8	106.8
2025	84.7	68.0
2026	65.1	40.3
2027	65.3	6.8
2028	65.3	—
Thereafter	347.9	—
Total future minimum lease payments	$765.7	$287.8
Less imputed interest	(143.3)	(17.3)
Less tenant improvement receivables	(1.2)	—
Total liability	$621.2	$270.5
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of June 30, 2023 were as follows:

Operating leases
Remainder of 2023	$8.6
2024	17.4
2025	15.8
2026	12.1
2027	8.2
2028	7.7
Thereafter	18.8
Total future sublease rent payments	88.5
Less sub-tenant incentive	(0.1)
Total future sublease rent payments, net	88.4

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $26.1 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of June 30, 2023, the Company's remaining minimum obligation for its headquarters was $531.3 million.

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

The Company recorded total impairment charges of $2.2 million during the three and six months ended June 30, 2023, and $8.7 million during the three and six months ended June 30, 2022, for right-of-use and other lease related assets.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 10. Commitments and Contingencies

Legal matters
From time-to-time, the Company is a party to a variety of claims, lawsuits, investigations, inquires, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights, regulatory matters, and commercial disputes. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2023	December 31, 2022
Non-income taxes payable	$62.0	$76.4
Accrued legal and other external fees	27.5	25.5
Acquisition indemnification holdbacks(1)	17.3	—
Other accrued and current liabilities	44.3	38.0
Total accrued and other current liabilities	$151.1	$139.9
(1) Acquisition indemnification holdbacks were reclassified from other non-current liabilities as of December 31, 2022 to accrued and other current liabilities as of June 30, 2023 on the condensed consolidated balance sheets.
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

As of June 30, 2023, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 1.0 million and 0.2 million shares into an equivalent number of shares of Class A

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
common stock during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, 258.5 million shares of Class A common stock, 81.1 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2022, 267.2 million shares of Class A common stock, 82.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2023 and December 31, 2022 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also excludes 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of June 30, 2023 and December 31, 2022, respectively. See "Co-Founder Grant" section below for further details.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized the Company to repurchase up to $1.2 billion of the Company's outstanding shares of Class A common stock. In July 2023 the Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 6.9 million and 15.0 million shares of its Class A common stock, respectively, for an aggregate amount of $155.2 million and $331.7 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. During the three and six months ended June 30, 2022, the Company repurchased and subsequently retired 8.9 million and 19.9 million shares of its Class A common stock, respectively, for an aggregate amount of $189.8 million and $449.7 million, respectively.

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

As of June 30, 2023, there were 36.7 million stock-based awards issued and outstanding and 108.6 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2023:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2022	97.9	0.4	$11.30	4.5	$4.5	34.8	$23.40
Additional shares authorized	17.5	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	7.50	—	—	(8.0)	22.86
Options and restricted stock units and awards canceled	8.9	—	—	—	—	(8.9)	23.59
Shares withheld related to net share settlement of restricted stock units and awards	2.8	—	—	—	—	—	—
Options and restricted stock units and awards granted	(18.5)	—	—	—	—	18.5	21.73
Balance as of June 30, 2023	108.6	0.3	$14.06	4.7	$2.9	36.4	$22.64
Vested at June 30, 2023		0.3	$14.06	4.7	$2.9	—	$—
Unvested at June 30, 2023		—	$—	—	$—	36.4	$22.64

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Intrinsic value of options exercised	$1.3	$0.6	$2.2	$2.0

As of June 30, 2023, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $808.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of June 30, 2023.

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

The Co-Founder Grant is eligible to vest over the ten-year period following the date the Company’s shares of Class A common stock commenced trading on the Nasdaq Global Select Market in connection with the Company’s IPO. The Co-

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Founder Grant is comprised of nine tranches that are eligible to vest based on the achievement of stock price goals, each of which are referred to as a Stock Price Target, measured over a consecutive thirty-day trading period during the Performance Period. The Performance Period began on January 1, 2019.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $2.0 million and $4.2 million during the three and six months ended June 30, 2023, respectively, and $3.3 million and $6.9 million during the three and six months ended June 30, 2022, respectively. As of June 30, 2023, unamortized stock-based compensation expense related to the Co-Founder Grant was $5.2 million.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended June 30,		Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$32.9	$10.3	$48.0	$14.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	260.0	81.4	281.4	82.7
Net income per common share, basic	$0.13	$0.13	$0.17	$0.17
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$32.9	$10.3	$48.0	$14.0
Reallocation of net income as a result of conversion of Class B to Class A common stock	10.3	—	14.0	—
Reallocation of net income to Class B common stock	—	(0.1)	—	—
Net income attributable to common stockholders for diluted EPS	$43.2	$10.2	$62.0	$14.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	260.0	81.4	281.4	82.7
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.4	—	1.6	—
Conversion of Class B to Class A common stock	81.4	—	82.7	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	343.8	81.4	365.7	82.7
Net income per common share, diluted	$0.13	$0.13	$0.17	$0.17

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$85.6	$26.6	$109.8	$31.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	262.6	81.6	284.7	82.7
Net income per common share, basic	$0.33	$0.33	$0.39	$0.39
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$85.6	$26.6	$109.8	$31.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	26.6	—	31.9	—
Reallocation of net income to Class B common stock	—	(0.2)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$112.2	$26.4	$141.7	$31.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	262.6	81.6	284.7	82.7
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.6	—	2.2	—
Conversion of Class B to Class A common stock	81.6	—	82.7	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	346.8	81.6	369.6	82.7
Net income per common share, diluted	$0.32	$0.32	$0.38	$0.38

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Restricted stock units and awards	15.4	26.6	15.7	18.8
Options to purchase shares of common stock	0.1	0.4	0.1	0.4
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	99.4	110.9	99.7	103.1

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's provision for income taxes was $15.8 million and $34.4 million for the three and six months ended June 30, 2023, respectively, and $17.1 million and $31.2 million for the three and six months ended June 30, 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the three and six months ended June 30, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

For the three and six months ended June 30, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the requirement to capitalize research expenditures in accordance with the TCJA, which was partially offset by the utilization of U.S. deferred tax assets which had a full valuation allowance.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2023, the Company continues to maintain valuation allowances against its deferred tax assets in California and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $5.8 million during the six months ended June 30, 2023. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period of approximately $7.0 million, of which $5.0 million, if recognized, would affect the Company's effective tax rate and $2.0 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. The gross increase was partially offset by a decrease in unrecognized tax benefits of approximately $1.2 million due to a statute of limitations lapse related to prior period tax positions.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2023	December 31, 2022
United States	$290.9	$300.2
International (1)	$7.6	$8.2
Total property and equipment, net	$298.5	$308.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2023 and December 31, 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$353.7	$307.2	$699.6	$606.4
International (1)	268.8	265.5	534.0	528.7
Total revenue	$622.5	$572.7	$1,233.6	$1,135.1

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2023 and 2022, respectively.
Note 16. Subsequent Events
On July 26, 2023 the Board of Directors authorized the Company to repurchase up to an additional $1.2 billion of the Company’s outstanding shares of Class A common stock under the Company's previously announced stock repurchase program. The Company is authorized to repurchase, from time-to-time, shares of its outstanding common stock through open market purchases or in privately negotiated transactions, in accordance with applicable rules and regulations, at such time and such prices as management may decide. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.04 million paying users.

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

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including the U.S. Federal Reserve raising interest rates, volatility and uncertainty in the banking and financial services sector, tightening of credit markets, changes in the corporate real estate market, supply chain disruptions, and fluctuations in currency exchange rates have impacted our results of operations during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2023, FormSwift exceeded our expectations and we saw improved trends across our Individuals plans, although macro headwinds continued to weigh on our Teams plans as well as on both DocSend and Dropbox Sign, as our customers face pressure in their own businesses due to ongoing softness in their respective markets. While we are not immune to macroeconomic conditions, we remain optimistic about our strategy as we improve our execution while continuing to invest towards our future in this new artificial intelligence (“AI”) era.

Our results of operations and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions, directly or indirectly related to macroeconomic or geopolitical events, have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription-

based business model, any impact of the current macroeconomic environment on our business, particularly as a result of changes in our customer behavior, may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the macroeconomic environment on our business, see “Risk Factors” included in Part II, Item 1A. of this report.

Reduction in Workforce

On April 27, 2023, we announced a reduction of our global workforce by approximately 16% to streamline our team structure in support of our long-term growth and profitability objectives. We estimate that we will incur charges of approximately $40 million in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs. We expect to incur substantially all of these charges by the end of 2023. During the three and six months ended June 30, 2023, we incurred $37.5 million of expenses related to severance, benefits, and other related items, of which $34.0 million were cash expenditures. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Virtual First

The effects of the COVID-19 pandemic led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder is being or will be subleased. We recorded impairment charges of $2.2 million during the three and six months ended June 30, 2023, and $8.7 million during the three and six months ended June 30, 2022, for right-of-use and other lease related assets, in conjunction with our Virtual First model. See Note 9, "Leases" for additional information. We may incur additional charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy. In addition to generating sublease income, we expect that as a result of our shift to Virtual First, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense due to these impairment charges.

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

Total ARR consists of contributions from all of our revenue streams, including subscriptions and add-ons. We calculate Total ARR as the number of users who have active paid licenses for access to our platform as of the end of the period, multiplied by their annualized subscription price to our platform. We first include ARR related to acquired companies in our total ARR in the period of the acquisition. We adjust the exchange rates used to calculate Total ARR on an annual basis at the beginning of each fiscal year.

In the second quarter of 2022, we repackaged our existing Dropbox Standard and Dropbox Advanced plans to include additional features. As a result, we increased the price for new and existing users on these plans, with new users starting in the second quarter of 2022 and existing users as their billing cycles occur. For a majority of existing users, the increase in price is effective on their next renewal date. As a result of the price increase, combined with an increase in paying users across our product portfolio and an increased mix of sales from our higher-priced subscription plans, we experienced an increase in Total ARR for the period ended June 30, 2023, compared to the period ended June 30, 2022. We also acquired FormSwift in the fourth quarter of 2022, resulting in a benefit to Total ARR beginning in the period of the acquisition. In 2023, ARR was negatively impacted by the foreign currency exchange rates used to calculate ARR compared to 2022, as we update exchange rates annually at the beginning of the year. On a constant currency basis, Total ARR increased for the periods presented.

The below tables set forth our Total ARR using the exchange rates set at the beginning of each year, as well as on a constant currency basis relative to the exchange rates used in 2023.

	As of
	June 30, 2023	December 31, 2022	June 30, 2022
	(In millions)
Total ARR	$2,500	$2,514	$2,333

	As of
Constant Currency	June 30, 2023	December 31, 2022	June 30, 2022
	(In millions)
Total ARR	$2,500	$2,430	$2,254

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

The below table sets forth the number of paying users as of June 30, 2023, December 31, 2022, and June 30, 2022.

	As of
	June 30, 2023	December 31, 2022	June 30, 2022
	(In millions)
Paying users	18.04	17.77	17.37

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

As a result of the repackaging and repricing of our existing Dropbox Standard and Dropbox Advanced plans, an increased mix of sales towards our higher-priced subscription plans, and our acquisition of FormSwift in the fourth quarter of 2022, offset by the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, respectively.

The below table sets forth our ARPU for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
ARPU	$138.94	$133.34	$138.91	$134.02

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

Our FCF decreased for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to payments related to our reduction in workforce during the three months ended June 30, 2023.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	327.5	351.3
Capital expenditures	(4.9)	(14.7)
Free cash flow	$322.6	$336.6

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

Our revenue is driven primarily by conversions and upsells to our paid plans. We also generate revenue from transaction based products and fees from the referral of users to our partners. We generate over 90% of our revenue from self-serve channels. No customer represented more than 1% of our revenue in the periods presented.

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes costs, such as salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, expenses related to our reduction in workforce such as severance, benefits and other related items, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

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

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, expenses related to our reduction in workforce such as severance, benefits and other related items, compensation expenses related to key personnel from acquisitions and allocated overhead. These groups are responsible for the design, development, testing, delivery of new technologies and features, and support of our self-serve platform. We continue to focus our product development efforts on adding new features and enhancing the functionality and ease of use of our offerings. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in the near term and increase in absolute dollars and fluctuate as a percentage of revenue in the long term as we reinvest some savings from our reduction in workforce into future growth initiatives. We plan to continue to hire employees for our engineering, product, and design teams in roles critical to those initiatives.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, expenses related to our reduction in workforce such as severance, benefits and other related items, advertising costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a customer, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees, fees payable to third-party sales representatives and amortization of acquired customer relationships.

We expect that sales and marketing expenses will fluctuate in absolute dollars and as a percentage of revenue in the both the near term and long term. We plan to continue to invest in sales and marketing, long term, to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include expenses related to our reduction in workforce such as severance, benefits and other related items, allocated overhead, outside legal, accounting and other professional fees, and non income-based taxes.

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

Other (loss) income, net
Other (loss) income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists primarily of U.S. federal, state and foreign jurisdiction income taxes. For 2023, the difference between the U.S. statutory rate and our effective tax rate is primarily due to jurisdictional mix of earnings, tax credits and state income taxes. For 2022, the difference between the U.S. statutory rate and our effective tax rate is primarily due to changes to the valuation allowance on deferred tax assets, research credits and the impact of capitalization of research and experimental expenditures.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Revenue	$622.5	$572.7	$1,233.6	$1,135.1
Cost of revenue(1)(2)	120.1	105.8	236.9	218.7
Gross profit	502.4	466.9	996.7	916.4
Operating expenses:(1)(2)
Research and development	262.8	215.0	498.0	425.8
Sales and marketing	120.9	105.0	240.1	200.7
General and administrative	60.0	55.3	115.8	108.8
Impairment related to real estate assets(3)	2.2	8.7	2.2	8.7
Total operating expenses	445.9	384.0	856.1	744.0
Income from operations	56.5	82.9	140.6	172.4
Interest income (expense), net	3.7	(0.5)	7.6	(1.9)
Other (loss) income, net	(1.2)	(3.3)	(1.6)	2.4
Income before income taxes	59.0	79.1	146.6	172.9
Provision for income taxes	(15.8)	(17.1)	(34.4)	(31.2)
Net income	$43.2	$62.0	$112.2	$141.7

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Cost of revenue	$6.4	$6.7	$11.8	$12.4
Research and development(4)	67.4	58.5	120.3	109.0
Sales and marketing	6.3	5.9	11.8	10.4
General and administrative	15.2	13.9	27.4	25.5
Total stock-based compensation	$95.3	$85.0	$171.3	$157.3

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	19	18	19	19
Gross profit	81	82	81	81
Operating expenses(1)(2):
Research and development	42	38	40	38
Sales and marketing	19	18	19	18
General and administrative	10	10	9	10
Impairment related to real estate assets(3)	—	2	—	1
Total operating expenses	72	67	69	66
Income from operations	9	14	11	15
Interest income (expense), net	1	—	1	—
Other (loss) income, net	—	(1)	—	—
Income before income taxes	9	14	12	15
Provision for from income taxes	(3)	(3)	(3)	(3)
Net income	7%	11%	9%	12%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development(4)	11	10	10	10
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	15%	15%	14%	14%

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$622.5	$572.7	$49.8	8.7%

Revenue increased $49.8 million or 8.7% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 primarily due to an increase of $65.2 million from additional paying users, the acquisition of FormSwift in the fourth quarter of 2022 and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $16.5 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$120.1	$105.8	$14.3	13.5%
Gross profit	502.4	466.9	35.5	7.6%
Gross margin	81%	82%

Cost of revenue increased $14.3 million or 13.5% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases of $4.8 million in infrastructure costs, $3.2 million in employee-related costs driven by costs related to our reduction in workforce, $2.7 million in amortization of intangible assets, $2.0 million in outside services and $1.9 million in credit card fees.

Our gross margin decreased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an 8.7% increase in revenue during the period, which was more than offset by an increase in our cost of revenue described above.

Research and development

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$262.8	$215.0	$47.8	22.2%

Research and development expenses increased $47.8 million or 22.2% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases of $43.2 million in employee-related costs driven by $27.0 million in costs related to our reduction in workforce and $16.2 million in stock-based compensation, in addition to $4.8 million in software subscription licenses.

Sales and marketing

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$120.9	$105.0	$15.9	15.1%

Sales and marketing expenses increased $15.9 million or 15.1% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases of $13.6 million in employee-related costs driven by costs related to our reduction in workforce, $1.6 million in amortization of intangible assets and $1.5 million in app store fees due to increased sales.

General and administrative

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$60.0	$55.3	$4.7	8.5%

General and administrative expenses increased $4.7 million or 8.5% during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to increases of $5.9 million in employee-related costs driven by costs related to our reduction in workforce, $2.3 million in outside services and $1.2 million in allocated overhead. These increases were offset by a decrease of $4.4 million in non-income based taxes.
Impairment related to real estate assets

	Three Months Ended June 30,
	2023	2022	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$2.2	$8.7	$(6.5)	(75)%

Impairment related to real estate assets was $2.2 million and $8.7 million during the three months ended June 30, 2023 and 2022, respectively, related to right-of-use and other lease related assets, in conjunction with our Virtual First model.

Interest income (expense), net

Interest income (expense), net increased by $4.2 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) decreased by $2.1 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a $2.9 million reduction in foreign currency transaction losses and a net decrease in losses of $1.2 million related to nonrecurring transactions in 2022, partially offset by a $1.1 million reduction in other income from sales of retired infrastructure assets.

Provision for income taxes

Provision for income taxes decreased $1.3 million during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to the impact of our reduction in workforce on income before income taxes, partially offset by the impact of the full U.S. valuation allowance on the prior year provision for income taxes.

Comparison of the six months ended June 30, 2023 and 2022

Revenue

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$1,233.6	$1,135.1	$98.5	8.7%

Revenue increased $98.5 million or 8.7% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 primarily due to an increase of $129.1 million from additional paying users, the acquisition of FormSwift in the fourth quarter of 2022 and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $30.7 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$236.9	$218.7	$18.2	8.3%
Gross profit	996.7	916.4	80.3	8.8%
Gross margin	81%	81%

Cost of revenue increased $18.2 million or 8.3% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases of $4.7 million in employee-related costs driven by costs related to our reduction in workforce, $4.0 million in infrastructure costs, $3.7 million in credit card fees, $3.3 million in amortization of intangible assets and $2.4 million in outside services.

Our gross margin stayed flat during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an 8.7% increase in revenue during the period, which was offset by an increase in our cost of revenue described above.

Research and development

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$498.0	$425.8	$72.2	17.0%

Research and development expenses increased $72.2 million or 17.0% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases of $59.2 million in employee-related costs driven by $32.2 million in stock-based compensation and $27.0 million in costs related to our reduction in workforce, offset by a $6.7 million reversal of previously recognized stock-based compensation expense from the resignation of our President and the resulting forfeiture of his unvested awards. Additionally there were increases of $10.2 million in software subscription licenses and $2.8 million in allocated overhead.

Sales and marketing

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$240.1	$200.7	$39.4	19.6%

Sales and marketing expenses increased $39.4 million or 19.6% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases of $18.2 million in employee-related costs driven by costs related to our reduction in workforce, $14.6 million related to advertising and other marketing related expenses, $4.1 million in amortization of intangible assets and $2.6 million in app store fees due to increased sales.

General and administrative

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$115.8	$108.8	$7.0	6.4%

General and administrative expenses increased $7.0 million or 6.4% during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to increases of $10.4 million in employee-related costs driven by costs related to our reduction in workforce, $3.1 million in outside services, and $1.6 million in allocated overhead. These increases were offset by a decrease of $8.3 million in non-income based taxes.
Impairment related to real estate assets

	Six Months Ended June 30,
	2023	2022	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$2.2	$8.7	$(6.5)	(75)%

Impairment related to real estate assets was $2.2 million and $8.7 million during the six months ended June 30, 2023 and 2022, respectively, related to right-of-use and other lease related assets, in conjunction with our Virtual First model.

Interest income (expense), net

Interest income (expense), net increased by $9.5 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) income, net decreased by $4.0 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to a $3.7 million reduction in other income from sales of retired infrastructure assets and a $1.6 million increase in losses on investments partially offset by net decrease in losses of $1.2 million related to nonrecurring transactions in 2022 and a $0.9 million reduction in foreign currency transaction losses.

Provision for income taxes

Provision for income taxes increased $3.2 million during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily due to the impact of the full U.S. valuation allowance on the prior year provision for income taxes. The net increase also reflects the impact of our reduction in workforce on our year-to-date income before income taxes.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $510.3 million and short-term investments of $717.2 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of June 30, 2023, $369.9 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment times. We believe these policies mitigate our exposure to any risk concentrations.
We have historically financed our operations primarily through cash generated from our operations, the issuance of the Notes, equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We also have a $500.0 million credit facility for additional working capital flexibility, as described below.

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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2023, we repurchased and subsequently retired 6.9 million and 15.0 million shares, respectively, of our Class A common stock for an aggregate amount of $155.2 million and $331.7 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018, February 2021, and March 2023. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million. We may from time-to-time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In March 2023, we amended the revolving credit facility to update our borrowing benchmark from LIBOR to SOFR. The revolving credit facility terminates on February 23, 2026.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2023.
As of June 30, 2023, we had no amounts outstanding under the revolving credit facility and an aggregate of $38.8 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $461.2 million as of June 30, 2023.
As of June 30, 2023, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of June 30, 2023, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

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

Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	$327.5	$351.3
Net cash provided by investing activities	406.9	49.1
Net cash used in financing activities	(458.6)	(575.2)
Effect of exchange rate changes on cash and cash equivalents	1.7	(6.1)
Net increase (decrease) in cash and cash equivalents	$277.5	$(180.9)

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
For the six months ended June 30, 2023, net cash provided by operating activities was $327.5 million, which primarily consisted of our net income of $112.2 million, adjusted for stock-based compensation expense of $171.3 million, depreciation and amortization expenses of $85.2 million, and net cash outflow of $97.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, payments for our reduction in workforce, and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the six months ended June 30, 2023, net cash provided by investing activities was $406.9 million, which primarily related to $403.1 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $4.9 million related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment.
For the six months ended June 30, 2023, net cash used in financing activities was $458.6 million, which primarily consisted of $329.6 million for the repurchase of our common stock, $66.2 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $63.9 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $510.3 million and short-term investments of $717.2 million as of June 30, 2023. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of June 30, 2023, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2023, a hypothetical increase in interest rates by 100 basis points would have resulted in a $9.4 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the six months ended June 30, 2023, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

We recorded net foreign currency transaction losses of $0.1 million and $1.0 million during the six months ended June 30, 2023 and 2022, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2023 and 2022, respectively.
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

On July 12, 2019, Motion Offense, LLC (“Motion Offense”) filed a patent infringement suit in the Western District of Texas (Waco Division) against Dropbox's customer Sprouts Farmers Market (“Sprouts”), based on Sprouts’ use of Dropbox Business. The suit claims that Sprouts’ use of Dropbox Business infringes U.S. Patent Nos. 10,013,158 and 10,021,052. On August 14, 2019, in the District of Delaware, Dropbox filed a complaint for declaratory judgment of no infringement of the patents asserted against Sprouts by Motion Offense (“Delaware Action”), and subsequently amended the complaint to add claims for declaratory judgment that the asserted patents are invalid. Motion Offense’s motion to transfer the Delaware Action to the Western District of Texas was granted. The Western District of Texas stayed the Sprouts case pending resolution of the Dropbox case. On June 15, 2020, Motion Offense filed an amended answer to Dropbox’s declaratory judgment complaint, including counterclaims asserting that Dropbox infringes the ’158 and ’052 patents, as well as U.S. Patent Nos. 10,303,353, 10,613,737, and 10,587,548. On July 23, 2021, Motion Offense filed a related patent infringement suit against Dropbox in the Western District of Texas asserting that Dropbox also infringes U.S. Patent No. 11,044,215. The two cases were consolidated.

At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. We are currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit.

Before trial, Motion Offense filed a third patent infringement suit against Dropbox out of the same family of patents as the prior two suits. This suit was not consolidated into the trial. We believe Motion Offense’s allegations in that suit are similarly without merit and will vigorously defend against them.

While we remain confident in the Company’s defenses to the asserted allegations in these cases, it is not possible to determine the ultimate outcome at this time, and thus we cannot reasonably estimate the maximum potential exposure or range of possible loss.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2023, we served over 700 million registered users but only 18.04 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

Our paying and registered user growth rates have declined and may continue to decline in the future as our pricing strategy and features (including any data storage limits) change, our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. The availability of less expensive and bundled competitive products also has slowed and may continue to slow our user growth rate and negatively impact our ability to convert registered users to paying users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, events that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, increased interest rates, or catastrophic events, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue growth rate will decline and operating results will be adversely affected.

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

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises, as well as in the e-signature market along with Adobe and DocuSign. We have also made and will continue to make significant investments in developing products in the highly-competitive marketplace for AI technology. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features could incur significant costs, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, unforeseen failures in newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems.

In addition, while we believe trends towards remote or distributed work will prove to be significant and long lasting, and that these trends will open up increased market opportunities for us, such as our work on new AI-driven products, such trends or opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. For example, in 2022 we launched Dropbox Replay, which allows users to review, approve and collaborate on video workflows, and Dropbox Capture, which allows users to visually present their work through easy-to-take screen recordings, GIFs, and screenshots. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost effective manner, we may fail to retain our existing users or increase demand for our platform.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time-to-time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Timothy Young stepped down as our President in February 2023. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our workforce reduction in April 2023 may result in increased attrition beyond our intended reduction-in-force, reduce employee morale, negatively impact employee recruiting and retention, and have an adverse effect on our operations, our ability to grow our business, and our financial results. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial results, and growth prospects could be harmed.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 18.04 million as of June 30, 2023. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

The software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. We have from time-to-time found defects or errors in our platform, and new defects or errors in our existing platform or new software may be detected in the future by us or our users. There can be no assurance that our existing platform and new software will not contain defects. Any real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity or lead to data security, access, retention, or other performance issues, all of which could harm our business. The costs incurred in correcting such defects or errors may be substantial and could harm our results of operations and financial condition. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and could harm our business, results of operations, and financial condition.

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

As part of our business strategy, we have acquired or invested in, and may in the future acquire or invest in, other companies, employee teams, or technologies to complement or expand our products, obtain personnel, or otherwise complement or grow our business. For example, in the fourth fiscal quarter of 2022, we acquired key assets from Boxcryptor, a provider of end-to-end "zero knowledge" encryption for cloud storage services, with plans to embed these capabilities natively within Dropbox to provide an additional layer of data protection for certain of our customers on paid plans. Additionally, in the fourth fiscal quarter of 2022, we acquired FormSwift, a cloud-based service that provides users the ability to create, edit, and save critical business forms and agreements.

The pursuit of acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

We may not be able to find suitable acquisition or investment candidates and we may not be able to complete acquisitions or investments on favorable terms, if at all, and even if we are able to identify suitable acquisition candidates, we may not be able to receive approval from the applicable competition authorities, or such target may be acquired by another company, including one of our competitors.
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

Although we had been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year. We may, however, not achieve or maintain profitability in future periods, or, if we are profitable, we may not fully achieve our profitability targets. We incurred net losses on an annual basis from our inception through 2020. As of December 31, 2022, we had accumulated deficit of $2,772.1 million. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business, reposition our products or respond to new technologies. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

As of December 31, 2022, we had federal, state, and foreign net operating loss carryforwards and federal and state research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or tax credits before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

For example, many countries and the Organization for Economic Cooperation and Development (“OECD”) have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law by December 31, 2023. In addition, the United States recently enacted the Inflation Reduction Act of 2022 (“IRA”), which includes a 15% book-income alternative minimum tax for corporations with financial accounting profits over $1 billion and a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded corporations. The alternative minimum tax is not expected to have a material adverse impact on our business, results of operations, financial conditions, and cash flows; however, if we repurchase stock pursuant to our stock repurchase program or otherwise, the 1% excise tax on stock repurchases generally will increase the costs to us of such repurchases. Other changes to U.S. or non-U.S. tax laws could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

We are also subject to consumer protection laws that may impact our sales and marketing efforts, including laws related to subscriptions, billing, and auto-renewal. These laws, as well as any changes in these laws, could adversely affect our self-serve model and make it more difficult for us to retain and upgrade paying users and attract new ones. Additionally, we have in the past, are currently, and may from time-to-time in the future become the subject of inquiries and other actions by regulatory authorities as a result of our business practices, including our policies and practices around subscriptions, billing, auto-renewal, intermediary liability, privacy, and data protection. Consumer protection laws may be interpreted or applied by regulatory authorities in a manner that could require us to make changes to our operations or incur fines, penalties or settlement expenses, which may result in harm to our business, results of operations, and brand.

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

Additionally, although we have self-certified under the U.S.-EU and U.S.-Swiss Privacy Shield Frameworks with regard to our transfer of certain personal data from the European Economic Area ("EEA") and Switzerland to the United States, on July 16, 2020, the Court of Justice of the European Union ("CJEU") invalidated Decision 2016/1250 on the adequacy of the protection provided by the U.S.-EU Privacy Shield Framework, and on September 8, 2020, the Swiss Federal Data Protection and Information Commissioner announced that it no longer considers the U.S.-Swiss Privacy Shield adequate for the purposes of transfers of personal data from Switzerland to the U.S. While we rely on legal mechanisms to transfer data from the EEA, the United Kingdom, and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. In its decision invalidating the U.S.-EU Privacy Shield Framework, the CJEU also imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. A recent decision by the Irish Data Protection Commission found the additional measures employed by Meta Platforms, Inc. (“Meta”) in response to the CJEU decision to be inadequate, resulting in an order for Meta to suspend transfers of EU data to the US. This decision was limited to Meta, but similar decisions against other providers are possible. The CJEU and IDPC decisions may result in data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed above in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense, which alleged that Dropbox infringes certain of its patents. A jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. We are currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. It is not possible presently to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

•price and volume fluctuations in the overall stock market from time-to-time;

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

•any significant change in our management

•the inclusion, exclusion, or deletion of our stock from any trading indices, including the S&P 400 Index, to which we were recently added; and

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2023, our directors and executive officers, and their respective affiliates, held in the aggregate 75% of the voting power of our capital stock, with Mr. Houston holding approximately 74.9% of the voting power of our capital stock. We are including the Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

Future transfers or sales by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers described in our amended and restated certificate of incorporation, including transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder and transfers between our co-founders. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted entities or permitted transferees of such stockholder (as described in our amended and restated certificate of incorporation), will convert automatically into one share of Class A common stock upon the death of such natural person. In the event of Mr. Houston’s death or permanent and total disability, shares of Class B common stock held by Mr. Houston, his permitted entities or permitted transferees will convert to Class A common stock, provided that the conversion will be deferred for nine months, or up to 18 months if approved by a majority of our independent directors, following his death or permanent and total disability. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.

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

In February 2020, our Board of Directors approved a stock repurchase program for the repurchase of up to $600 million of the outstanding shares of our Class A common stock, in February 2021 our Board of Directors authorized the repurchase of up to an additional $1 billion of the outstanding shares of our Class A common stock, in February 2022 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock and in July 2023 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to allocate a significant portion of our free cash flow to share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchase by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attack, war, or terrorist attack, could result in lengthy interruptions in our service or result in unexpected increases in our costs. Further, outbreaks of pandemic diseases, or the fear of such events, have resulted in responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. As a result, we have in the past conducted business with substantial modifications, including modifications to employee travel and employee work locations. Any such modifications we make in the future may disrupt important business operations, such as our product development and sales and marketing activities, and the productivity of our employees.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. In addition to introducing a new book income-minimum corporate income tax on certain large corporations, and a non-deductible excise tax of 1% on certain share repurchases by corporations, the recently enacted IRA increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply, changes in our business operations and pending regulations on the interpretation and application of the new corporate minimum tax may have adverse tax consequences for us. The 1% excise tax on share repurchases applies to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.

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

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing for capital purchases. Although we currently anticipate that our existing cash, cash equivalents and short-term investments, amounts available under our existing credit facilities, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time-to-time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all and, in light of macroeconomic challenges, inflation and increased interest rates, financing terms have become less favorable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2023.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	2.64	$21.30	2.64	$516.15
May 1 - 31	2.62(3)	$21.54	2.57	$460.77
June 1 - 30	1.73	$24.76	1.73	$418.06
Total	6.99	$22.25	6.94

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

(3) Includes 47,527 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 8, 2023, Tim Regan, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 180,505 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2024, or earlier if all transactions under the trading arrangement are completed.

On June 6, 2023, Bart Volkmer, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 137,805 shares of our Class A common stock and up to 5,360 shares of our Class B common stock (which will convert into Class A common stock upon sale), although in each case we expect the total number of such shares sold will ultimately be less than these amounts due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 31, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	August 4, 2023	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2023	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)