Form 10-Q
period 2023-09-30
DROPBOX, INC.
filed 2023-11-03
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or
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

As of October 30, 2023, there were 265,064,665 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 615,543 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 80,693,715 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$604.3	$232.8
Short-term investments	704.6	1,110.6
Trade and other receivables, net	64.1	53.8
Prepaid expenses and other current assets	94.1	92.6
Total current assets	1,467.1	1,489.8
Property and equipment, net	298.9	308.4
Operating lease right-of-use asset	244.4	260.6
Intangible assets, net	65.8	88.3
Goodwill	400.5	403.3
Deferred tax assets	486.9	498.7
Other assets	47.0	61.0
Total assets	$3,010.6	$3,110.1
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$45.2	$38.6
Accrued and other current liabilities	150.5	139.9
Accrued compensation and benefits	86.4	131.7
Operating lease liability	67.4	68.9
Finance lease obligation	112.6	114.8
Deferred revenue	734.7	702.6
Total current liabilities	1,196.8	1,196.5
Operating lease liability, non-current	550.8	585.2
Finance lease obligation, non-current	153.3	151.7
Convertible senior notes, net, non-current	1,376.9	1,374.0
Other non-current liabilities	83.1	112.1
Total liabilities	3,360.9	3,419.5
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,561.3	2,511.6
Accumulated deficit	(2,874.7)	(2,772.1)
Accumulated other comprehensive loss	(36.9)	(48.9)
Total stockholders' deficit	(350.3)	(309.4)
Total liabilities and stockholders' deficit	$3,010.6	$3,110.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$633.0	$591.0	$1,866.6	$1,726.1
Cost of revenue(1)(2)	119.6	109.7	356.5	328.4
Gross profit	513.4	481.3	1,510.1	1,397.7
Operating expenses:(1)(2)
Research and development	216.4	227.6	714.4	653.4
Sales and marketing	106.3	103.6	346.4	304.3
General and administrative	60.0	56.8	175.8	165.6
Impairment related to real estate assets(3)	—	4.0	2.2	12.7
Total operating expenses	382.7	392.0	1,238.8	1,136.0
Income from operations	130.7	89.3	271.3	261.7
Interest income (expense), net	5.0	1.7	12.6	(0.2)
Other (loss) income, net	(0.2)	7.2	(1.8)	9.6
Income before income taxes	135.5	98.2	282.1	271.1
Provision for income taxes	(21.4)	(15.0)	(55.8)	(46.2)
Net income	$114.1	$83.2	$226.3	$224.9
Net income per share-basic and diluted:
Basic net income per share	$0.34	$0.23	$0.66	$0.62
Diluted net income per share	$0.33	$0.23	$0.65	$0.61
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	339.2	358.1	342.5	364.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	346.0	360.1	345.9	366.5

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$5.8	$6.4	$17.6	$18.8
Research and development(4)	58.6	60.6	178.9	169.6
Sales and marketing	5.2	6.0	17.0	16.4
General and administrative	14.2	13.1	41.6	38.6

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with the Company's Virtual First model.

(4) On March 15, 2023, the Company's President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$114.1	$83.2	$226.3	$224.9
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(3.3)	(4.7)	(3.7)	(10.2)
Change in net unrealized gains and losses on short-term investments	4.6	(12.5)	15.7	(45.3)
Total other comprehensive income (loss)	$1.3	$(17.2)	$12.0	$(55.5)
Comprehensive income	$115.4	$66.0	$238.3	$169.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30, 2023						Three Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)	360.3	$—	$2,424.1	$(2,926.1)	$(40.9)	$(542.9)
Release of restricted stock units and awards	3.5	—	—	—	—	—	3.5	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(11.0)	(23.4)	—	(34.4)	(1.2)	—	(9.6)	(20.0)	—	(29.6)
Repurchases of common stock	(3.8)	—	(34.6)	(69.8)	—	(104.4)	(7.7)	—	(62.2)	(109.2)	—	(171.4)
Exercise of stock options and awards	0.1	—	1.2	—	—	1.2	—	—	0.1	—	—	0.1
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	0.4	—	—	0.4
Stock-based compensation	—	—	83.8	—	—	83.8	—	—	86.1	—	—	86.1
Other comprehensive income (loss)	—	—	—	—	1.3	1.3	—	—	—	—	(17.2)	(17.2)
Net income	—	—	—	114.1	—	114.1	—	—	—	83.2	—	83.2
Balances at end of period	338.2	$—	$2,561.3	$(2,874.7)	$(36.9)	$(350.3)	354.9	$—	$2,438.9	$(2,972.1)	$(58.1)	$(591.3)

	Nine Months Ended September 30, 2023						Nine Months Ended September 30, 2022
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	11.5	—	—	—	—	—	10.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(4.1)	—	(37.1)	(63.5)	—	(100.6)	(3.9)	—	(31.4)	(59.6)	—	(91.0)
Repurchases of common stock	(18.8)	—	(170.7)	(265.4)	—	(436.1)	(27.6)	—	(223.1)	(398.0)	—	(621.1)
Exercise of stock options and awards	0.2	—	2.4	—	—	2.4	0.1	—	0.4	—	—	0.4
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	—	—	—	—	1.5	—	—	1.5
Stock-based compensation	—	—	255.1	—	—	255.1	—	—	243.4	—	—	243.4
Other comprehensive income (loss)	—	—	—	—	12.0	12.0	—	—	—	—	(55.5)	(55.5)
Net income	—	—	—	226.3	—	226.3	—	—	—	224.9	—	224.9
Balances at end of period	338.2	$—	$2,561.3	$(2,874.7)	$(36.9)	$(350.3)	354.9	$—	$2,438.9	$(2,972.1)	$(58.1)	$(591.3)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities
Net income	$226.3	$224.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127.0	117.5
Stock-based compensation	255.1	243.4
Impairment related to real estate assets	2.2	12.7
Amortization of debt issuance costs	3.2	3.1
Net gains on equity investments	—	(5.0)
Amortization of deferred commissions	30.2	28.9
Non-cash operating lease expense	34.0	48.3
Deferred taxes	11.7	18.5
Other	2.3	7.5
Changes in operating assets and liabilities:
Trade and other receivables, net	(10.6)	(2.6)
Prepaid expenses and other current assets	(24.0)	(23.6)
Other assets	6.5	3.8
Accounts payable	7.4	10.3
Accrued and other current liabilities	(9.3)	2.3
Accrued compensation and benefits	(45.2)	(35.9)
Deferred revenue	31.5	26.1
Other non-current liabilities	(10.6)	(13.1)
Operating lease liabilities	(54.4)	(72.6)
Tenant improvement allowance reimbursement	0.1	8.2
Net cash provided by operating activities	583.4	602.7
Cash flow from investing activities
Capital expenditures	(14.3)	(20.9)
Purchases of short-term investments	(112.6)	(439.9)
Proceeds from sales of short-term investments	335.8	154.2
Proceeds from maturities of short-term investments	197.1	339.8
Proceeds from sales of equity investments	—	10.6
Other	11.2	12.8
Net cash provided by investing activities	417.2	56.6
Cash flow from financing activities
Payments of debt issuance costs	(0.1)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(100.6)	(91.0)
Proceeds from issuance of common stock, net of taxes withheld	2.4	0.4
Principal payments on finance lease obligations	(95.2)	(96.0)
Common stock repurchases	(433.7)	(621.1)
Net cash used in financing activities	(627.2)	(807.7)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(12.6)
Change in cash and cash equivalents	371.5	(161.0)
Cash and cash equivalents - beginning of period	232.8	533.0
Cash and cash equivalents - end of period	$604.3	$372.0

Supplemental cash flow data:
Property and equipment acquired under finance leases	$94.1	$52.5

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $0.3 million and $0.4 million during the three

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
and nine months ended September 30, 2023, respectively, and net foreign currency transaction gains of $5.1 million and $4.0 million during the three and nine months ended September 30, 2022, respectively.

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

The Company bills in advance for monthly contracts and typically bills annually in advance for contracts with terms of one year or longer. The Company also recognizes an immaterial amount of contract assets, or unbilled receivables, primarily related to consideration for services completed but not billed at the reporting date. Unbilled receivables are classified as receivables when the Company has the right to invoice the customer.

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

The Company recognized $349.9 million and $661.1 million of revenue during the three and nine months ended September 30, 2023, respectively, and recognized $330.4 million and $632.2 million of revenue during the three and nine months ended September 30, 2022, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2023, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $808.1 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

Cost of revenue
Cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of the Company’s platform for both paying users and free users. These costs, which are referred to as infrastructure costs, include depreciation of servers located in co-location facilities that the Company leases and operates, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, benefits, travel-related expenses, and stock-based compensation, which are referred to as employee-related costs, for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. The Company estimates that it will incur charges of approximately $40 million in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs. The Company incurred substantially all of these charges by the end of the third quarter of 2023. During the three and nine months ended September 30, 2023, the Company incurred $1.4 million and $38.9 million in charges, respectively.

These severance and related charges are included within the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2023 as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
Cost of revenue	$0.2	$2.9
Research and development	0.6	27.6
Sales and marketing	0.3	6.6
General and administrative	0.3	1.8
Total Charges	$1.4	$38.9

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the nine months ended September 30, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related Costs
Balance as of December 31, 2022	$—
Charges	38.9
Cash Payments	(38.9)
Balance as of September 30, 2023	$—

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 13% and 46% of total trade and other receivables, net as of September 30, 2023. Two distribution partners accounted for 12% and 30% of total trade and other receivables, net as of December 31, 2022. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $6.4 million and $18.7 million during the three and nine months ended September 30, 2023, respectively and $8.6 million and $24.6 million during the three and nine months ended September 30, 2022, respectively.

Deferred commissions, net included in prepaid and other current assets were $25.2 million and $33.6 million as of September 30, 2023 and December 31, 2022, respectively. Deferred commissions, net included in other assets were $22.6 million and $25.7 million as of September 30, 2023 and December 31, 2022, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $9.4 million and $30.2 million for the three and nine months ended September 30, 2023, respectively and $10.2 million and $28.9 million for the three and nine months ended September 30, 2022, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The Company recorded total impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model. See Note 9 "Leases" for further information.

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

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2023 and December 31, 2022 consisted of the following:

	As of September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$85.2	$—	$—	$85.2
Cash equivalents
Money market funds	500.6	—	—	500.6
U.S. Treasury securities	14.7	—	—	14.7
Commercial paper	2.7	—	—	2.7
Corporate notes and obligations	0.8	—	—	0.8
Certificates of deposit	0.3	—	—	0.3
Total cash & cash equivalents	$604.3	$—	$—	$604.3
Short-term investments
Corporate notes and obligations	313.5	—	(15.4)	298.1
U.S. Treasury securities	242.5	—	(9.6)	232.9
Asset backed securities	79.2	—	(3.4)	75.8
Municipal securities	54.2	—	(2.9)	51.3
Commercial paper	19.8	—	—	19.8
U.S. agency obligations	10.0	—	(0.4)	9.6
Certificates of deposit	9.8	—	—	9.8
Foreign government obligations	5.9	—	(0.2)	5.7
Supranational securities	1.8	—	(0.2)	1.6
Total short-term investments	736.7	—	(32.1)	704.6
Total	$1,341.0	$—	$(32.1)	$1,308.9

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $18.5 million and $12.4 million as of September 30, 2023 and December 31, 2022, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2023 and December 31, 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2023:

	As of September 30, 2023
	Amortized cost	Estimated fair value
Due within one year	$318.0	$312.5
Due between one to three years	357.5	334.6
Due after three years	61.2	57.5
Total	$736.7	$704.6

The Company had 469 short-term investments in unrealized loss positions as of September 30, 2023. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 or for the three and nine months ended September 30, 2022.

As of September 30, 2023, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $32.1 million as of September 30, 2023. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2023 and December 31, 2022:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$36.5	$(0.3)	$255.4	$(15.1)	$291.9	$(15.4)
U.S. Treasury securities	35.4	(0.6)	187.2	(9.0)	222.6	(9.6)
Asset backed securities	4.3	—	71.6	(3.4)	75.9	(3.4)
Municipal securities	—	—	51.1	(2.9)	51.1	(2.9)
U.S. agency obligations	2.3	—	3.4	(0.4)	5.7	(0.4)
Foreign government obligations	—	—	5.6	(0.2)	5.6	(0.2)
Supranational securities	—	—	1.6	(0.2)	1.6	(0.2)
Total	$78.5	$(0.9)	$575.9	$(31.2)	$654.4	$(32.1)

	As of December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$176.5	$(3.5)	$292.3	$(19.2)	$468.8	$(22.7)
U.S. Treasury securities	110.9	(1.8)	176.9	(12.2)	287.8	(14.0)
Asset backed securities	13.7	(0.4)	90.4	(5.6)	104.1	(6.0)
Municipal securities	9.3	(0.3)	51.6	(3.8)	60.9	(4.1)
U.S. agency obligations	3.9	—	13.8	(0.8)	17.7	(0.8)
Foreign government obligations	—	—	5.5	(0.4)	5.5	(0.4)
Supranational securities	—	—	3.2	(0.2)	3.2	(0.2)
Total	$314.3	$(6.0)	$633.7	$(42.2)	$948.0	$(48.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $8.9 million and $23.6 million during the three and nine months ended September 30, 2023, respectively, and $4.7 million and $9.1 million during the three and nine months ended September 30, 2022, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$500.6	$—	$—	$500.6
U.S. Treasury securities	—	14.7	—	14.7
Commercial paper	—	2.7	—	2.7
Corporate notes and obligations	—	0.8	—	0.8
Certificates of deposit	—	0.3	—	0.3
Total cash equivalents	$500.6	$18.5	$—	$519.1
Short-term investments
Corporate notes and obligations	—	298.1	—	298.1
U.S. Treasury securities	—	232.9	—	232.9
Asset backed securities	—	75.8	—	75.8
Municipal securities	—	51.3	—	51.3
Commercial paper	—	19.8	—	19.8
Certificates of deposit	—	9.8	—	9.8
U.S. agency obligations	—	9.6	—	9.6
Foreign government obligations	—	5.7	—	5.7
Supranational securities	—	1.6	—	1.6
Total short-term investments	—	704.6	—	704.6
Total	$500.6	$723.1	$—	$1,223.7

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

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of September 30, 2023. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of September 30, 2023 was approximately $658.1 million and $664.5 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Datacenter and other computer equipment	$741.4	$671.3
Furniture and fixtures	11.6	19.8
Leasehold improvements	98.8	118.0
Construction in progress	2.2	2.8
Total property and equipment	854.0	811.9
Accumulated depreciation and amortization	(555.1)	(503.5)
Property and equipment, net	$298.9	$308.4

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2023 and December 31, 2022 included a total of $470.2 million and $456.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $256.2 million and $240.9 million as of September 30, 2023 and December 31, 2022, respectively.

Depreciation expense related to property and equipment was $34.2 million and $104.3 million for the three and nine months ended September 30, 2023, respectively, and $35.1 million and $105.9 million for the three and nine months ended September 30, 2022, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2023	2022	2023
Developed technology	$74.3	$74.3	3.7
Customer relationships	43.2	43.2	1.5
Patents	19.4	19.4	3.6
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	1.1
Licenses	4.6	4.6	0.0
Assembled workforce in asset acquisitions	3.4	3.4	2.6
Other	1.4	1.1	2.1
Total intangibles	161.0	160.7
Accumulated amortization	(95.2)	(72.4)
Intangible assets, net	$65.8	$88.3
Amortization expense was $7.7 million and $22.7 million for the three and nine months ended September 30, 2023, respectively and $3.9 million and $11.7 million for the three and nine months ended September 30, 2022, respectively.

Expected future amortization expense for intangible assets as of September 30, 2023 is as follows:

Intangible assets
Remainder of 2023	$7.6
2024	25.1
2025	14.8
2026	10.4
2027	7.0
Thereafter	0.9
Total	$65.8

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2022	$403.3
FormSwift acquisition purchase price adjustments	(0.2)
Effect of foreign currency translation	(2.6)
Balance at September 30, 2023	$400.5

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of September 30, 2023 and December 31, 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.Debt

Revolving credit facility

In February 2018, the Company entered into an amendment to the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million and the letter of credit sublimit from $187.5 million to $65.0 million and extended the term of the agreement through February 2026. The Company may from time-to-time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs. In March 2023, the Company amended the revolving credit facility to update its borrowing benchmark from LIBOR to SOFR, with a fixed credit spread adjustment of 0.10%. In conjunction with the March 2023 amendment, the Company incurred upfront issuance fees of $0.1 million, which are being amortized over the remaining term of the agreement.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2023 and December 31, 2022, respectively.

The Company had an aggregate of $38.9 million of letters of credit outstanding under the revolving credit facility as of September 30, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $461.1 million as of September 30, 2023. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through September 30, 2023. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of September 30, 2023.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of September 30, 2023. In addition, during the three and nine months ended September 30, 2023 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of September 30, 2023 and December 31, 2022.

	2026 Notes	2028 Notes	Total
September 30, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(5.3)	(6.9)	(12.2)
Carrying value, net	$690.5	$686.4	$1,376.9

December 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.0)	(8.1)	(15.1)
Carrying value, net	$688.8	$685.2	$1,374.0

During the three months ended September 30, 2023 and 2022, the Company recognized $0.6 million and $0.6 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the nine months ended September 30, 2023 and 2022, the Company recognized $1.7 million and $1.6 million in interest expense for the 2026 Notes and $1.2 million and $1.2 million in interest expense for the 2028 Notes, respectively, with such interest expense consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of September 30, 2023.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2023, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of September 30, 2023, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 10 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.6 million and $11.9 million during the three and nine months ended September 30, 2023, respectively, and $5.3 million and $14.8 million during the three and nine months ended September 30, 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future minimum lease payments under non-cancellable leases as of September 30, 2023 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2023	$23.5	$34.1
2024	92.5	115.0
2025	87.6	74.8
2026	68.0	47.9
2027	68.3	11.4
2028	68.4	—
Thereafter	351.9	—
Total future minimum lease payments	$760.2	$283.2
Less imputed interest	(140.8)	(17.4)
Less tenant improvement receivables	(1.2)	—
Total liability	$618.2	$265.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2023 were as follows:

Operating leases
Remainder of 2023	$4.3
2024	17.3
2025	15.7
2026	11.9
2027	8.2
2028	7.7
Thereafter	18.6
Total future sublease rent payments, net	83.7

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $24.1 million letter of credit, which reduced the borrowing capacity under the revolving credit facility. As of September 30, 2023, the Company's remaining minimum obligation for its headquarters was $520.3 million.

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

The Company recorded total impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, for right-of-use and other lease related assets.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
As of September 30, 2023, the Company has a $19.2 million commitment for an operating lease that has not yet commenced, and therefore is not included in the right-of-use asset or operating lease liability. This operating lease will commence in 2024 with a lease term of 6.5 years.

Note 10. Commitments and Contingencies

Legal matters
From time-to-time, the Company is a party to a variety of claims, lawsuits, investigations, inquiries, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights, regulatory matters, and commercial disputes. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. In its opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2023	December 31, 2022
Non-income taxes payable	$58.6	$76.4
Accrued legal and other external fees	25.2	25.5
Acquisition indemnification holdbacks(1)	17.3	—
Other accrued and current liabilities	49.4	38.0
Total accrued and other current liabilities	$150.5	$139.9
(1) Acquisition indemnification holdbacks were reclassified from other non-current liabilities as of December 31, 2022 to accrued and other current liabilities as of September 30, 2023 on the condensed consolidated balance sheets.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of September 30, 2023, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.4 million and 1.4 million shares during the three and nine months ended September 30, 2023, respectively, and zero and 0.2 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, 257.5 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2022, 267.2 million shares of Class A common stock, 82.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2023 and December 31, 2022 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of September 30, 2023 and December 31, 2022, respectively. See "Co-Founder Grant" section below for further details.

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

During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 3.8 million and 18.8 million shares of its Class A common stock, respectively, for an aggregate amount of $104.4 million and $436.1 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. During the three and nine months ended September 30, 2022, the Company repurchased and subsequently retired 7.7 million and 27.6 million shares of its Class A common stock, respectively, for an aggregate amount of $171.4 million and $621.1 million, respectively.

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

As of September 30, 2023, there were 33.9 million stock-based awards issued and outstanding and 109.1 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2023:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2022	97.9	0.4	$11.30	4.5	$4.5	34.8	$23.40
Additional shares authorized	17.5	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.2)	10.59	—	—	(11.5)	22.76
Options and restricted stock units and awards canceled	10.0	—	—	—	—	(10.0)	22.25
Shares withheld related to net share settlement of restricted stock units and awards	4.1	—	—	—	—	—	—
Options and restricted stock units and awards granted	(20.4)	—	—	—	—	20.4	22.23
Balance as of September 30, 2023	109.1	0.2	$12.73	4.2	$2.2	33.7	$22.89
Vested at September 30, 2023		0.2	$12.73	4.2	$2.2	—	$—
Unvested at September 30, 2023		—	$—	—	$—	33.7	$22.89

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Intrinsic value of options exercised	$0.8	$0.6	$3.0	$2.5

As of September 30, 2023, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $750.4 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of September 30, 2023.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $1.5 million and $5.7 million during the three and nine months ended September 30, 2023, respectively, and $2.6 million and $9.5 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, unamortized stock-based compensation expense related to the Co-Founder Grant was $3.7 million.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended September 30,		Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$86.9	$27.2	$64.0	$19.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	258.4	80.8	275.5	82.6
Net income per common share, basic	$0.34	$0.34	$0.23	$0.23
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$86.9	$27.2	$64.0	$19.2
Reallocation of net income as a result of conversion of Class B to Class A common stock	27.2	—	19.2	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$114.1	$26.7	$83.2	$19.1
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	258.4	80.8	275.5	82.6
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	6.8	—	2.0	—
Conversion of Class B to Class A common stock	80.8	—	82.6	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	346.0	80.8	360.1	82.6
Net income per common share, diluted	$0.33	$0.33	$0.23	$0.23

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$172.6	$53.7	$173.9	$51.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	261.2	81.3	281.6	82.6
Net income per common share, basic	$0.66	$0.66	$0.62	$0.62
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$172.6	$53.7	$173.9	$51.0
Reallocation of net income as a result of conversion of Class B to Class A common stock	53.7	—	51.0	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(0.3)
Net income attributable to common stockholders for diluted EPS	$226.3	$53.2	$224.9	$50.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	261.2	81.3	281.6	82.6
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	3.4	—	2.3	—
Conversion of Class B to Class A common stock	81.3	—	82.6	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	345.9	81.3	366.5	82.6
Net income per common share, diluted	$0.65	$0.65	$0.61	$0.61

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Restricted stock units and awards	1.9	21.8	8.1	20.3
Options to purchase shares of common stock	—	0.3	—	0.4
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	85.8	106.0	92.0	104.6

Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusted for discrete tax items in the period. The Company's provision for income taxes was $21.4 million and $55.8 million for the three and nine months ended September 30, 2023, respectively, and $15.0 million and $46.2 million for the three and nine months ended September 30, 2022, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the three and nine months ended September 30, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

For the three and nine months ended September 30, 2022, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the requirement to capitalize research expenditures in accordance with the TCJA, which was partially offset by the utilization of U.S. deferred tax assets which had a full valuation allowance.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2023, the Company continues to maintain valuation allowances against its deferred tax assets in California and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $13.4 million during the nine months ended September 30, 2023. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period of approximately $14.6 million, of which $11.3 million, if recognized, would affect the Company's effective tax rate and $3.3 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance. The gross increase was partially offset by a decrease in unrecognized tax benefits of approximately $1.2 million due to a statute of limitations lapse related to prior period tax positions.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2023	December 31, 2022
United States	$291.9	$300.2
International (1)	$7.0	$8.2
Total property and equipment, net	$298.9	$308.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2023 and December 31, 2022.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$358.8	$324.5	$1,058.4	$930.9
International (1)	274.2	266.5	808.2	795.2
Total revenue	$633.0	$591.0	$1,866.6	$1,726.1

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2023 and 2022, respectively.
Note 16. Subsequent Events

On October 17, 2023, the Company executed a lease amendment related to its San Francisco, California corporate headquarters, whereby the Company will surrender to the landlord approximately 165,000 square feet of office space in exchange for $79.0 million in termination payments. The surrendering of space and payment of termination fees will occur in three tranches, 51,956 square feet and $28.1 million paid in the fourth quarter of 2023, 54,253 square feet and $14.9 million paid in the second quarter of 2024 and 59,035 square feet and $36.0 million paid in the first quarter of 2025. The Company is evaluating the impact of the lease amendment on its consolidated financial statements and expects that the remeasurement of the corresponding lease liability, ROU asset, and liability for unrecoverable common area maintenance costs will result in a one-time net benefit within operating expenses between $145 million and $175 million in the fourth quarter of 2023. This range reflects the Company’s best estimate of the expected net benefit to operating expenses, however actual results may differ as the Company finalizes its assessment of certain real estate market assumptions.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.17 million paying users.

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

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including the U.S. Federal Reserve raising interest rates, volatility and uncertainty in the banking and financial services sector, tightening of credit markets, changes in the corporate real estate market, and fluctuations in currency exchange rates have impacted our results of operations during the three and nine months ended September 30, 2023.

During the three and nine months ended September 30, 2023, we continued to see strength within our Individuals plans, although macro headwinds continued to weigh on our Teams plans as well as on FormSwift, DocSend and Dropbox Sign, as our customers face pressure in their own businesses due to ongoing softness in their respective markets. While we are not immune to macroeconomic conditions, we remain optimistic about our strategy as we improve our execution while continuing to invest towards our future in this new artificial intelligence (“AI”) era.

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

Reduction in Workforce

On April 27, 2023, we announced a reduction of our global workforce by approximately 16% to streamline our team structure in support of our long-term growth and profitability objectives. We estimate that we will incur charges of approximately $40 million in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs. We incurred substantially all of these charges by the end of the third quarter of 2023. During the three and nine months ended September 30, 2023, we incurred $1.4 million and $38.9 million, respectively, of expenses related to severance, benefits, and other related items. During the three and nine months ended September 30, 2023, related cash expenditures were $4.9 million and $38.9 million, respectively. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information.

Virtual First

The effects of the COVID-19 pandemic led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate, or new on-demand, flexible spaces, which are known as "Dropbox Studios". Consistent with this strategy, we have retained a portion of our office space while the remainder is being or will be subleased. In October 2023, we executed a lease amendment related to our headquarters head lease. See Note 16, "Subsequent Events" for additional information.

We recorded impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, and $4.0 million and $12.7 million during the three and nine months ended September 30, 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model. See Note 9, "Leases" for additional information. We may incur additional charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy. In addition to generating sublease income, we expect that as a result of our Virtual First model, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense due to these impairment charges.

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

Total ARR consists of contributions from all of our revenue streams, including subscriptions and add-ons. We calculate Total ARR as the number of users who have active paid licenses for access to our platform as of the end of the period, multiplied by their annualized subscription price. We first include ARR related to acquired companies in our total ARR in the period of the acquisition. We adjust the exchange rates used to calculate Total ARR on an annual basis at the beginning of each fiscal year.

In the second quarter of 2022, we repackaged our existing Dropbox Standard and Dropbox Advanced plans to include additional features. As a result, we increased the price for new and existing users on these plans, with new users starting in the second quarter of 2022 and existing users as their billing cycles occur. For a majority of existing users, the increase in price is effective on their next renewal date. As a result of the price increase, combined with an increase in paying users across our product portfolio and an increased mix of sales from our higher-priced subscription plans, we experienced an increase in Total ARR for the period ended September 30, 2023, compared to the period ended September 30, 2022. We also acquired FormSwift in the fourth quarter of 2022, resulting in a benefit to Total ARR beginning in the period of the acquisition. In 2023, ARR was negatively impacted by the foreign currency exchange rates used to calculate ARR compared to 2022, as we update exchange rates annually at the beginning of the year. On a constant currency basis, Total ARR increased for the periods presented.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2023.

	As of
	September 30, 2023	December 31, 2022	September 30, 2022
	(In millions)
Total ARR	$2,525	$2,514	$2,431

	As of
Constant Currency	September 30, 2023	December 31, 2022	September 30, 2022
	(In millions)
Total ARR	$2,525	$2,430	$2,349

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

The below table sets forth the number of paying users as of September 30, 2023, December 31, 2022, and September 30, 2022.

	As of
	September 30, 2023	December 31, 2022	September 30, 2022
	(In millions)
Paying users	18.17	17.77	17.55

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

As a result of the repackaging and repricing of our existing Dropbox Standard and Dropbox Advanced plans, an increased mix of sales towards our higher-priced subscription plans, and our acquisition of FormSwift in the fourth quarter of 2022, offset by the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, respectively.

The below table sets forth our ARPU for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
ARPU	$138.71	$134.31	$140.63	$134.41

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

Our FCF decreased for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to payments related to our reduction in workforce during the nine months ended September 30, 2023.

We expect our FCF to generally increase in future periods as we increase subscription sales and drive operating efficiencies. We expect to continue to purchase infrastructure equipment to support our user base and anticipate that our capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may result in FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	583.4	602.7
Capital expenditures	(14.3)	(20.9)
Free cash flow	$569.1	$581.8

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, expenses related to our reduction in workforce such as severance, benefits and other related items, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in the near term and increase in absolute dollars and fluctuate as a percentage of revenue in the long term as we reinvest some savings from our reduction in workforce that occurred in the second quarter of 2023 into future growth initiatives. We plan to continue to hire employees for our engineering, product, and design teams in roles critical to those initiatives.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenue	$633.0	$591.0	$1,866.6	$1,726.1
Cost of revenue(1)(2)	119.6	109.7	356.5	328.4
Gross profit	513.4	481.3	1,510.1	1,397.7
Operating expenses:(1)(2)
Research and development	216.4	227.6	714.4	653.4
Sales and marketing	106.3	103.6	346.4	304.3
General and administrative	60.0	56.8	175.8	165.6
Impairment related to real estate assets(3)	—	4.0	2.2	12.7
Total operating expenses	382.7	392.0	1,238.8	1,136.0
Income from operations	130.7	89.3	271.3	261.7
Interest income (expense), net	5.0	1.7	12.6	(0.2)
Other (loss) income, net	(0.2)	7.2	(1.8)	9.6
Income before income taxes	135.5	98.2	282.1	271.1
Provision for income taxes	(21.4)	(15.0)	(55.8)	(46.2)
Net income	$114.1	$83.2	$226.3	$224.9

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Cost of revenue	$5.8	$6.4	$17.6	$18.8
Research and development(4)	58.6	60.6	178.9	169.6
Sales and marketing	5.2	6.0	17.0	16.4
General and administrative	14.2	13.1	41.6	38.6
Total stock-based compensation	$83.8	$86.1	$255.1	$243.4

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	19	19	19	19
Gross profit	81	81	81	81
Operating expenses(1)(2):
Research and development	34	39	38	38
Sales and marketing	17	18	19	18
General and administrative	9	10	9	10
Impairment related to real estate assets(3)	—	1	—	1
Total operating expenses	60	66	66	66
Income from operations	21	15	15	15
Interest income (expense), net	1	—	1	—
Other (loss) income, net	—	1	—	1
Income before income taxes	21	17	15	16
Provision for from income taxes	(3)	(3)	(3)	(3)
Net income	18%	14%	12%	13%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development(4)	9	10	10	10
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	13%	15%	14%	14%

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended September 30, 2023 and 2022

Revenue

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$633.0	$591.0	$42.0	7.1%

Revenue increased $42.0 million or 7.1% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 primarily due to an increase of $49.2 million from additional paying users, the acquisition of FormSwift in the fourth quarter of 2022 and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $7.2 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$119.6	$109.7	$9.9	9.0%
Gross profit	513.4	481.3	32.1	6.7%
Gross margin	81%	81%

Cost of revenue increased $9.9 million or 9.0% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases of $6.5 million in infrastructure costs, $1.7 million in outside services, $1.6 million in amortization of intangible assets, and $1.5 million in credit card fees. These increases were offset by a decrease of $1.0 million in employee-related costs driven by cost savings related to our reduction in workforce.

Our gross margin remained flat during the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to a 7.1% increase in revenue during the period, which was offset by an increase in our cost of revenue described above.

Research and development

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$216.4	$227.6	$(11.2)	(4.9)%

Research and development expenses decreased $11.2 million or 4.9% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to decreases of $10.8 million in employee-related costs driven by cost savings related to our reduction in workforce and $4.3 million in allocated overhead. These decreases were offset by increases of $3.9 million in third-party hosting and software fees.

Sales and marketing

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$106.3	$103.6	$2.7	2.6%

Sales and marketing expenses increased $2.7 million or 2.6% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases of $4.0 million related to advertising and other marketing related expenses, $2.9 million in amortization of intangible assets, and $1.1 million in app store fees due to increased sales. These increases were offset by a decrease of $4.7 million in employee-related costs driven by cost savings related to our reduction in workforce.

General and administrative

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$60.0	$56.8	$3.2	5.6%

General and administrative expenses increased $3.2 million or 5.6% during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to increases of $4.4 million in employee-related costs due to an increase in headcount and $1.1 million in allocated overhead. These increases were offset by decreases of $1.2 million in outside services.
Impairment related to real estate assets

	Three Months Ended September 30,
	2023	2022	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$—	$4.0	$(4.0)	(100)%

Impairment related to real estate assets was $4.0 million during the three months ended September 30, 2022, as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model. We did not incur any impairment related to real estate assets during the three months ended September 30, 2023.

Interest income (expense), net

Interest income (expense), net increased by $3.3 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) income, net decreased by $7.4 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a $5.4 million decrease in foreign currency transaction gains and a $1.8 million reduction in other income from sales of retired infrastructure assets.

Provision for income taxes

Provision for income taxes increased $6.4 million during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase in income before income taxes coupled with the impact of the full U.S. valuation allowance on the prior year provision for income taxes.

Comparison of the nine months ended September 30, 2023 and 2022

Revenue

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$1,866.6	$1,726.1	$140.5	8.1%

Revenue increased $140.5 million or 8.1% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 primarily due to an increase of $178.4 million from additional paying users, the acquisition of FormSwift in the fourth quarter of 2022 and the repricing and repackaging of the Dropbox Standard and Dropbox Advanced plans in the second quarter of 2022. These increases were offset by a $37.9 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$356.5	$328.4	$28.1	8.6%
Gross profit	1,510.1	1,397.7	112.4	8.0%
Gross margin	81%	81%

Cost of revenue increased $28.1 million or 8.6% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases of $10.5 million in infrastructure costs, $5.3 million in credit card fees, $5.0 million in amortization of intangible assets, $4.1 million in outside service, and $3.7 million in employee-related costs attributable to our reduction in workforce.

Our gross margin remained flat during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an 8.1% increase in revenue during the period, which was offset by an increase in our cost of revenue described above.

Research and development

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$714.4	$653.4	$61.0	9.3%

Research and development expenses increased $61.0 million or 9.3% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases of $48.4 million in employee-related costs driven by $27.5 million in stock-based compensation and $27.6 million in costs related to our reduction in workforce, offset by a $6.7 million reversal of previously recognized stock-based compensation expense from the resignation of our President and the resulting forfeiture of his unvested awards. Additionally there were increases of $14.1 million in software subscription license costs.

Sales and marketing

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$346.4	$304.3	$42.1	13.8%

Sales and marketing expenses increased $42.1 million or 13.8% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases of $18.6 million related to advertising and other marketing related expenses, $13.5 million in employee-related costs attributable to our reduction in workforce, $6.3 million in amortization of intangible assets and $3.7 million in app store fees due to increased sales.

General and administrative

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$175.8	$165.6	$10.2	6.2%

General and administrative expenses increased $10.2 million or 6.2% during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to increases of $14.8 million in employee-related costs attributable to our reduction in workforce, $2.7 million in allocated overhead, and $1.9 million in outside services. These increases were offset by a decrease of $8.8 million in non-income based taxes.
Impairment related to real estate assets

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change

	(In millions)
Impairment related to real estate assets	$2.2	$12.7	$(10.5)	(83)%

Impairment related to real estate assets was $2.2 million and $12.7 million during the nine months ended September 30, 2023 and 2022, respectively, as a result of changes in the corporate real estate market which has impacted the Company's subleasing strategy in conjunction with our Virtual First model.

Interest income (expense), net

Interest income (expense), net increased by $12.8 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) income, net decreased by $11.4 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a $5.4 million reduction in other income from sales of retired infrastructure assets, a $4.5 million decrease in foreign currency transaction gains, and a $1.3 million increase in losses on investments partially offset by a net decrease in losses of $1.1 million related to nonrecurring transactions in 2022.

Provision for income taxes

Provision for income taxes increased $9.6 million during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to the impact of the full U.S. valuation allowance on the prior year provision for income taxes and partially offset by the benefit of additional tax credits in the current year.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $604.3 million and short-term investments of $704.6 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of September 30, 2023, $416.5 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment times. We believe these policies mitigate our exposure to any risk concentrations.
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

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of convertible senior notes, comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series do not bear regular interest and the principal does not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2023, we repurchased and subsequently retired 3.8 million and 18.8 million shares, respectively, of our Class A common stock for an aggregate amount of $104.4 million and $436.1 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018, February 2021, and March 2023. Pursuant to the terms of the revolving credit facility, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. In February 2018, we amended our revolving credit facility to, among other things, permit us to make certain investments, enter into an unsecured standby letter of credit facility, and increase our standby letter of credit sublimit to $187.5 million. We also increased our borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, we amended our revolving credit facility to decrease our borrowing capacity from $725.0 million to $500.0 million and the letter of credit sublimit from $187.5 million to $65.0 million. We may from time-to-time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In March 2023, we amended the revolving credit facility to update our borrowing benchmark from LIBOR to SOFR. The revolving credit facility terminates on February 23, 2026.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2023.
As of September 30, 2023, we had no amounts outstanding under the revolving credit facility and an aggregate of $38.9 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $461.1 million as of September 30, 2023.
As of September 30, 2023, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of September 30, 2023, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

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

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by operating activities	$583.4	$602.7
Net cash provided by investing activities	417.2	56.6
Net cash used in financing activities	(627.2)	(807.7)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(12.6)
Net increase (decrease) in cash and cash equivalents	$371.5	$(161.0)

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
For the nine months ended September 30, 2023, net cash provided by operating activities was $583.4 million, which primarily consisted of our net income of $226.3 million, adjusted for stock-based compensation expense of $255.1 million, depreciation and amortization expenses of $127.0 million, and net cash outflow of $108.6 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, payments for our reduction in workforce, and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2023, net cash provided by investing activities was $417.2 million, which primarily related to $420.3 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $14.3 million related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, and principal payments on finance lease obligations for our infrastructure equipment.
For the nine months ended September 30, 2023, net cash used in financing activities was $627.2 million, which primarily consisted of $433.7 million for the repurchase of our common stock, $100.6 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $95.2 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $604.3 million and short-term investments of $704.6 million as of September 30, 2023. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of September 30, 2023, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2023, a hypothetical increase in interest rates by 100 basis points would have resulted in a $8.4 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2023, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

We recorded net foreign currency transaction losses of $0.4 million and net foreign currency transaction gains of $4.0 million during the nine months ended September 30, 2023 and 2022, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2023 and 2022, respectively.
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

At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. Dropbox filed a Motion for Entry of Judgment on August 28, 2023 and is currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. On September 27, 2023, Motion Offense filed a Motion for a New Trial. Dropbox's response was filed on October 20, 2023 and Motion Offense's reply will be due by November 3, 2023.

Before trial, Motion Offense filed a third patent infringement suit against Dropbox out of the same family of patents as the prior two suits. This suit was not consolidated into the trial. Decisions on the parties' Motions to Dismiss are currently pending. We believe Motion Offense’s allegations in that suit are similarly without merit and will vigorously defend against them.

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

We encourage both basic and paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers deciding to adopt Dropbox after noticing substantial organic adoption by individuals and teams within the organization. However, if our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. In addition, certain of our enterprise licenses have a large number of seat licenses. Loss of paying users due to non-renewal of contracts that cover a large number of seat licenses could negatively impact our number of paying users, causing the number of net new paying users to decline or be negative. Accordingly, an enterprise decision not to renew its license may have a material impact on our number of paying users and could also have a significant impact on our business, results of operations, and financial condition as a result. Additionally, the timing of certain contract renewals that include a significant number of seat licenses may make any projections relating to our future paying users more uncertain. Additionally, although we believe our multiple product strategy represents strong opportunities for future growth, at present, a significant majority of our paying customers purchase only one of our products. Furthermore, we have and may continue to see an increase in customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, to the extent more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2023, we served over 700 million registered users but only 18.17 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

Our paying and registered user growth rates have declined and may continue to decline in the future as our pricing and packaging strategy and features (including any data storage limits) change, our market penetration rates increase and we turn our focus to converting registered users to paying users rather than growing the total number of registered users. The availability of less expensive and bundled competitive products also has slowed and may continue to slow our user growth rate and negatively impact our ability to convert registered users to paying users. If we are not able to continue to expand our user base or fail to convert our registered users to paying users, demand for our paid services and our revenue may grow more slowly than expected or decline. Furthermore, events that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, increased interest rates, or catastrophic events, may cause these users to delay or reduce technology spending, which may impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue growth rate will decline and operating results will be adversely affected.

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

Emerging and evolving cybersecurity threats such as the attack on SolarWinds and the Log4j vulnerability reported in December 2021 pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with wars or other armed conflicts. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, rising interest rates, unemployment trends, geopolitical issues, including wars and other armed conflicts, lasting adverse effects of the COVID-19 pandemic, bank insolvency and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

We operate in competitive markets, and we must continue to compete effectively.

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises, as well as in the e-signature market along with Adobe and DocuSign. We have also made and will continue to make significant investments in developing products in the highly-competitive marketplace for AI technology and, in light of the rapid development and significant competitive pressures, we may not be able to compete effectively or realize a return on our investments. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features could incur significant costs, we expect to face increasing competition, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, unforeseen failures in newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. Paying users receive additional customer support features and the number of our paying users has grown significantly, which will put additional pressure on our support organization. For example, the number of paying users has grown from 8.81 million as of December 31, 2016, to 18.17 million as of September 30, 2023. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-

quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

•political, social, and economic instability, conflicts, and wars, and their regional and global ramifications;

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

Although we had been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year. We may, however, not achieve or maintain profitability in future periods, or, if we are profitable, we may not fully achieve our profitability targets. We incurred net losses on an annual basis from our inception through 2020. As of December 31, 2022, we had an accumulated deficit of $2,772.1 million. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business, reposition our products or respond to new technologies. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure, as well as entry into or exit of operating and finance leases;

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

•changes in reserves or other non-cash credits or charges, such as the impairment charges as a result of changes in the corporate real estate market which has impacted our subleasing strategy in conjunction with our Virtual First model, and releases of deferred tax asset valuation allowances; and

•any other impacts of shifting our operations to a Virtual First work model.

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

We collect sales and value-added tax as part of our subscription agreements in a number of jurisdictions. One or more states or countries may seek to impose incremental or new sales, use, or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from purchasing subscriptions to our platform, or otherwise harm our business, results of operations, and financial condition.

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

For example, many countries and the Organization for Economic Cooperation and Development (“OECD”) have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law by December 31, 2023. In addition, in August 2022, the United States enacted the Inflation Reduction Act of 2022 (“IRA”), which includes a 15% book-income alternative minimum tax for corporations with financial accounting profits over $1 billion and a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded corporations. The alternative minimum tax is not expected to have a material adverse impact on our business, results of operations, financial conditions, and cash flows; however, if we repurchase stock pursuant to our stock repurchase program or otherwise, the 1% excise tax on stock repurchases generally will increase the costs to us of such repurchases. Other changes to U.S. or non-U.S. tax laws could have an adverse impact on our business, results of operations, financial condition and cash flows.

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

On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the European Economic Area (“EEA”) to the U.S. that takes place under the EU-U.S. Data Privacy Framework (“DPF”). The DPF is the successor to the EU-U.S. Privacy Shield (“Privacy Shield”) and allows participating entities to transfer personal data to the U.S. As we continued to participate in Privacy Shield, we transitioned automatically to the DPF. The scope of the DPF will apply to transfers from the UK to the U.S. as of October 12, 2023 and in due course will also apply to transfers from Switzerland to the U.S. To rely on the DPF in respect of such transfers, entities will be required to expressly self-certify compliance with the UK Extension to the Framework and the Swiss-U.S. Data Privacy Framework. Switzerland must also adopt its own adequacy decision, which is expected to happen shortly.

While we rely on legal mechanisms to transfer data from the EEA, the United Kingdom, and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. A recent decision by the Irish Data Protection Commission found the additional measures employed by Meta Platforms, Inc. (“Meta”) in response to the CJEU decision to be inadequate, resulting in an order for Meta to suspend transfers of EU data to the US. This decision was limited to Meta, but similar decisions against other providers are possible. The CJEU and IDPC decisions may result in data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 ("CCPA"), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states, such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that went into effect January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that went into effect July 1, 2023, Utah, which in March 2022 enacted a Utah Consumer Privacy Act that went into effect July 1, 2023, Connecticut, which in May 2022 enacted a similar law, An Act Concerning Personal Data Privacy and Online Monitoring, that went into effect July

1, 2023, and Iowa, which in March 2023 enacted an Act Relating to Consumer Data Protection, which will go into effect January 1, 2025. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. The effects of the CCPA and these other laws remain far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed above in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense, which alleged that Dropbox infringes certain of its patents. A jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. We are currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. Motion Offense filed a Motion for a New Trial in September 2023, and Dropbox's response was filed on October 20, 2023. Motion Offense's reply will be due by November 3, 2023. It is not possible presently to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

•the inclusion, exclusion, or deletion of our stock from any trading indices, including the S&P 400 Index, to which we were recently added; and

•general economic conditions and slow or negative growth of our markets and catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attack, war, or other armed conflict, or terrorist attacks, and pandemics.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2023, our directors and executive officers, and their respective affiliates, held in the aggregate 75.1% of the voting power of our capital stock, with Mr. Houston holding approximately 74.9% of the voting power of our capital stock. We are including the Co-Founder Grant in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

If the 2026 Notes or the 2028 Notes are converted by holders of such series, we are required under the applicable indenture to pay cash up to the aggregate principal amount converted and pay or deliver, as the case may be, cash, Class A common stock, or any combination of cash or Class A common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregated principal amount of such Notes converted. If we elect to deliver any Class A common stock upon conversion of the 2026 Notes or the 2028 Notes with respect to our conversion obligation in excess of the aggregated principal amount of such Notes converted, if any, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2026 Notes or the 2028 Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our Class A common stock upon conversion of the 2026 Notes or 2028 Notes could depress the price of our Class A common stock.

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

We initially implemented a stock repurchase program in 2020. In February 2022, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock and in July 2023 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to allocate a significant portion of our free cash flow to share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, there can be no guarantee around the timing of our share repurchases, or that the volume of such repurchases will increase. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. In addition to introducing a new book income-minimum corporate income tax on certain large corporations, and a non-deductible excise tax of 1% on certain share repurchases by corporations, the recently enacted IRA increased funding for the Internal Revenue Service (“IRS”). Although we do not anticipate the new corporate minimum income tax will currently apply, changes in our business operations and pending regulations on the interpretation and application of the new corporate minimum tax may have adverse tax consequences for us. The 1% excise tax on share repurchases will generally apply to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2023.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	0.83	$27.05	0.83	$1,595.69
August 1 - 31	1.58(3)	$27.37	1.53	$1,553.74
September 1 - 30	1.46	$27.29	1.46	$1,514.02
Total	3.87	$27.27	3.81

(1) On February 17, 2022, we announced that our Board of Directors authorized the repurchase of $1.2 billion of the outstanding shares of our Class A common stock. On July 26, 2023, we announced that our Board of Directors further authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax.

(3) Includes 45,763 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 7, 2023, Lisa Campbell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 15,855 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 21, 2024, or earlier if all transactions under the trading arrangement are completed.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 3, 2023	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2023	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)