Form 10-K
period 2023-12-31
DROPBOX, INC.
filed 2024-02-16
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2023 as reported by the NASDAQ Global Select Market on such date was approximately $5,088.3 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 12, 2024, there were 263,329,459 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 521,848 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 80,654,699 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

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

•Our rate of growth has declined in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline in the future.

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

•We generate revenue from sales of subscriptions to our platform, and declines in demand for our platform, or for content collaboration solutions in general, could negatively impact our business.

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

The popularity of our platform promotes viral growth, which has allowed us to scale rapidly and efficiently. We’ve built a thriving global business with 18.12 million paying users as of December 31, 2023.

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

Open ecosystem
Because people use a wide variety of devices, tools and platforms, Dropbox works across the devices, operating systems, and apps users want—from Android to iOS, Windows, Mac, desktop, and mobile. We also integrate seamlessly with other products, integrating with partners including Microsoft, Zoom, Slack (now part of Salesforce), BetterCloud, Atlassian, and Google.

Viral, bottom-up adoption
Every year, millions of users sign up for Dropbox. Bottom-up adoption within organizations has been critical to our strategy and success as users increasingly choose their own tools at work. We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website.

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
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Passwords, Vault, Computer Backup, Dropbox Sign, DocSend, Dropbox Capture, and FormSwift and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack, and BetterCloud help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. We have also made investments in developing products that will incorporate artificial intelligence ("AI") technologies in the future. This ongoing innovation broadens the value of our platform and deepens user engagement.

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

Version history. As paying users work on files, our servers keep snapshots of all their changes. Users can see a file’s complete version history so they can reference and retrieve older versions, depending on the users’ subscription. Version histories are kept up to 365 days for paying users, depending on the users’ subscription.

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2023, Dropbox was receiving over 75 billion API calls per month and just under 1,000,000 developers had registered and built applications on our platform. In addition, more than 80% of Dropbox Business teams have linked to one or more third-party applications.

Rewind. Dropbox Rewind is a tool that lets a user take a folder, or their entire account, back to a specific point in time. The tool uses version history to undo changes made to files and folders, and can recover any file edits or deletions up to the last 365 days, depending on the users’ subscription.

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

Shared links. Users can share files and folders with anyone, including non-Dropbox users, by creating a Dropbox link. Once created, the link can be sent through email, text, Facebook, X, instant message, or other channels. The recipient can view the file with a rich preview or see all the files in a shared folder. Dropbox Professional subscribers and Dropbox Business teams can set passwords and expiration dates and specify whether recipients can comment on or download the files.

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

Our Customers
We’ve built a thriving global business with 18.12 million paying users. As of December 31, 2023, we had more than 575,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2023, 2022, and 2021, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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

We make investments in technology both to improve our existing products and services and to develop new ones. We have made, and intend to continue making, investments in developing products that will incorporate AI.

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
Our Competition

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Slack (now part of Salesforce), Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises and with Adobe and DocuSign in the e-signature market. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market.
We believe that the principal competitive factors in our markets include the following:

•user-centric design;
•ease of adoption and use;
•scale of user network;
•features and platform experience;
•performance;
•brand;
•security and privacy;
•accessibility across several devices, operating systems, and applications;
•third-party integration;
•customer support;
•continued innovation;
•pricing
•investments in AI; and
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

We have over 1,750 issued patents and more than 250 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we license a number of key third-party patents in the file collaboration, storage, syncing, and sharing markets.

We have trademark rights in our name, our logo, and other brand indicia, and have trademark registrations for select marks in the United States and many other jurisdictions around the world. We also have registered domain names for websites that we use in our business, such as www.dropbox.com, and similar variations.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries where our products are distributed may not protect our intellectual property rights to the same extent as laws in the United States.

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2023, we had 2,693 full-time employees. Of our full-time employees, 2,226 were located in the United States and 467 were employees located outside of the United States. None of our employees are represented by a labor union, except to the extent certain employees outside the United States are represented by national trade unions or local works councils. We have not experienced any work stoppages, and we believe that our employee relations are strong.

On April 27, 2023, we announced a reduction of our global workforce by approximately 16% to streamline our team structure in support of our long-term growth and profitability objectives. We provided employees impacted by this reduction in force with severance packages and job placement support.

Virtual First
In October 2020, we announced our Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations where we currently have offices either through our existing real-estate that were repurposed into collaborative spaces called “Dropbox Studios” or new, flexible spaces known as “On-Demand Spaces”. A critical feature of the success of Virtual First has been empowering our employees to adopt flexible working arrangements and providing tools for efficient remote collaboration and continuing to provide opportunities for in-person collaboration at our “Dropbox Studios” or “On-Demand Spaces” locations. Additionally, we provide our employees with a quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to support their effectiveness in their work environments.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match up to a specific threshold, and equity awards which align the interests of our employees with our stockholders. Our highly competitive benefits package includes medical, dental, vision, life and disability plans. In addition to these core benefits, Dropbox also provides enhanced mental health benefits, family formation benefits and our adoption and surrogacy assistance program. Our comprehensive programs also provide various leave benefits - including paid parental leave for all eligible employees.

Employee Wellness and Safety

We recognize the importance of the well-being of our employees. With the shift to our Virtual First work model, we remain committed to supporting their wellness and development. A component of our comprehensive health and wellness benefits package to all employees includes additional time-off opportunities as well as mental and physical wellness benefits. We conduct a bi-annual employee satisfaction survey to gather candid feedback from employees with focus on areas such as experience with our managers, wellness initiatives, career and company initiatives. Survey results are reviewed extensively and become part of our action plans at all levels of the organization.
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
Diversity and Inclusion
We believe that an equitable and inclusive environment comprised of diverse teams produces more creative solutions, results in better and more innovative products, and is crucial to our efforts to attract and retain key talent. We are focused on building an inclusive culture and sustaining a diverse workforce through a variety of company initiatives. As part of that effort we have a number of executive-sponsored Employee Resource Groups, or ERGs, that provide support for our workforce by fostering an inclusive environment and providing community-building opportunities. In addition, we provide resources and training to employees at all levels to ensure that we are cultivating diverse and inclusive teams, as well as sponsor a number of professional development opportunities.

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

Our business depends upon our ability to maintain and expand our relationships with our users. Our business is subscription-based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals and upgrades of subscriptions to our platform have fluctuated, we have experienced periods in which our number of paying users has declined, renewals and upgrades of subscriptions to our platform may continue to fluctuate or decline in any period or over time. Paying users may downgrade or not renew their subscriptions because of several factors, such as dissatisfaction with our products, support, pricing, mix of features, or user experience, a user no longer having a need for our products, the availability of competitive products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of macroeconomic trends or catastrophic events on our paying users and their willingness or ability to pay for subscriptions. Any decrease in renewals or downgrade of subscriptions to our platform could harm our ability to grow revenue.

We encourage both basic and paying users to upgrade to our premium offerings by recommending additional features and through in-product prompts and notifications. We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings, including our bundled product offerings, demonstrate a propensity to retain and expand their deployments over time. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers adopting Dropbox after noticing substantial organic adoption by individuals and teams within the organization. However, if our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. In addition, certain of our enterprise licenses have a large number of seat licenses. Loss of paying users due to non-renewal of contracts that cover a large number of seat licenses could negatively impact our number of paying users, causing the number of net new paying users to decline or be negative. Accordingly, an enterprise decision not to renew its license may have a material impact on our number of paying users and could also have a significant impact on our business, results of operations, and financial condition as a result. Additionally, the timing of certain contract renewals that include a significant number of seat licenses may make any projections relating to our future paying users more uncertain. Although it is important to our business that our users renew their subscriptions after their existing subscriptions expire and that we expand our commercial relationships with our users, given the volume of our users, we may be unable to address any retention issues with specific users in a timely manner, which could harm our business.

We have and may continue to see an increase in new customers opting for our monthly plans rather than our annual plans, including from users who upgrade to paid plans using mobile devices. As a result, to the extent more of our users subscribe to our paid plans through mobile devices or otherwise opt for monthly plans, subscription renewals may fluctuate or decline.

Our future growth could be harmed if we fail to attract new users or convert registered users to paying users.

We must continually add new users to grow our business beyond our current user base and to replace users who choose not to continue to use our platform. In particular, in order to grow our revenue, we must attract paying users and convert registered users to paying users. Historically, our revenue has been driven by our self-serve model, and we generate more than 90% of our revenue from self-serve channels. Our self-service channel revenue is driven by word-of-mouth referrals, recommendations, and positive brand recognition in the marketplace. Any decrease in user satisfaction with our products or support could harm our brand, word-of-mouth referrals, and ability to grow.

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2023, we served over 700 million registered users but only 18.12 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

We have experienced periods in which our number of paying users has declined, and our paying and registered user growth rates have declined and may continue to decline in the future as our pricing and packaging strategy and features (including data storage limits) change, our market penetration rates increase, and as a result of market conditions and increasing competition with respect to our current products. The availability of less expensive and bundled competitive products also has negatively impacted and may continue to negatively impact our user growth rate and our ability to convert registered users to paying users. The growth rate of our user base and the rate of conversion of registered users to paying users has declined in the past, and if such trends continue, our revenue may grow more slowly than expected or decline.

Furthermore, events that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, increased interest rates, or catastrophic events, have in the past caused and may cause in future periods these users to delay or reduce technology spending, which impacted, and may continue to impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue and operating results will be adversely affected.

Our business could be damaged, and we could be subject to liability, if there is any unauthorized access to our data or our users’ content, including through privacy and data security breaches or incidents.

Unauthorized parties have in the past gained access, and may in the future gain access, to systems, networks, or facilities used in our business through various means, including gaining unauthorized access to our systems, networks, or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, or networks, or facilities, or those of third parties on which we rely, or those of any businesses or technologies we have acquired, could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users' content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones. We have also incorporated AI technologies into certain products and expect to continue to incorporate additional AI technologies into our products and otherwise into our business and operations in the future. The use of AI technologies and the accelerated product development lifecycle for AI products may create additional or increase existing cybersecurity risks and may result in security or privacy incidents. Further, cybersecurity attacks may use AI technologies and increase the risk of security incidents.

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

Emerging and evolving cybersecurity threats pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with wars or other armed conflicts. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. This risk may increase when vendors and contractors work remotely, including as part of our Virtual First model. Additionally, unapproved internal AI product usage or human error in the product development process each have the potential to result in disclosure of user or company content data.

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

Our rate of growth has declined in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline in the future.

The rate of growth of our business and revenue has declined in prior periods and may continue to decline in the future if we are unable to execute on our new product initiatives and plans for future growth. Although we believe our new product initiatives represent an opportunity for future growth, these initiatives, including any AI-based initiatives, may not succeed, and any additional revenue they generate may be insufficient to offset declining rates of growth in other areas of our business.

Additionally, efforts to grow and expand our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, including AI features, and to the extent our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. Moreover, any increasing complexity of our product offerings could harm our customer experience and negatively impact user retention or the conversion of registered users to paying users.

In addition, these challenges may be heightened in connection with our Virtual First work model, as we focus on integrating, developing, and motivating an increasingly distributed employee base in various countries around the world, as well as aligning our resources to create a more nimble and streamlined organization. Executing our plans to drive growth will also require significant expenditures and allocation of valuable management resources.

Our ability to forecast our future results of operations is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always and we may not in the future receive our expected return on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a paid subscription to our platform as a discretionary purchase, and our paying users have in the past and may in the future reduce their spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, rising interest rates, unemployment trends, geopolitical issues, including wars and other armed conflicts, global health epidemics and other highly communicable diseases, bank insolvency and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

•third-party integration;

•customer support;

•continued innovation;

•pricing;

•investments in AI; and

•macroeconomic trends.

With the introduction of new technologies and market entrants, we expect competition to intensify. Many of our actual and potential competitors have competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships or alliances to offer a broader range of products and services than we do. These combinations make it increasingly difficult for us to compete effectively. We expect these trends to continue as competitors continue to strengthen or maintain their market positions.

Demand for our platform is also sensitive to price, and our pricing and packaging has in the past and could in the future negatively impact our top of funnel and conversion rates. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or may bundle and offer a broader range of products and services.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features will incur significant costs, we expect to face increasing competition, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union has proposed an Artificial Intelligence Act that, if finalized, would prohibit certain AI applications and systems and impose additional requirements on the use of certain applications or systems.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform and have in the past experienced delays in modifying our platform to assure its compatibility with that of other third parties following development changes. If we are unable to ensure compatibility of our platform with desired third party services, our business may be adversely impacted.

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

The continued growth of our user base and the amount and types of information stored, synced, and shared on our platform will require an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. The vast majority of user content is stored at our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we continue to add, enhance and modify our infrastructure to meet our business needs, we may move or transfer additional content accordingly.

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

We generate revenue from sales of subscriptions to our platform, and declines in demand for our platform, or for content collaboration solutions in general, could negatively impact our business.

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

•pricing

•investments in AI; and

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

Our shift to a Virtual First work model could make it increasingly difficult to oversee our increasingly distributed workforce and manage our business, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel, as well as potentially negatively impacting product research and development and the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our data or our users’ content. Any of these factors could adversely affect our financial condition and operating results.

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which impacted and may in the future impact our ability to achieve or maintain GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. The extended decline in demand for commercial real estate in San Francisco, in particular, has impacted our subleasing strategy and resulted in us taking additional impairment charges beyond our original expectations. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

We have paying users across approximately 180 countries and approximately half of our revenue in the year ended December 31, 2023 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our platform in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

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

•management of an employee base in jurisdictions that may not give us the same employment and retention flexibility as the United States;

•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;

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

We use software and services licensed and procured from third parties to develop and offer our platform. We may need to obtain additional licenses and services from third parties to use intellectual property and technology associated with the development of our platform, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or services required for the development and maintenance of our platform could result in delays in the provision of our platform until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our platform and business. Any errors or defects in third-party software or services could result in errors or a failure of our platform, which could harm our business, results of operations, and financial condition.

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2023, Dropbox was receiving over 75 billion API calls per month, and just under 1,000,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

We may not have the ability to control or prevent these risks. As a result, issues relating to these applications could adversely affect our business, brand, and reputation.

Our use of open source software could negatively affect our ability to offer and sell subscriptions to our platform and subject us to possible litigation.

A portion of the technologies we use incorporates open source software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our platform that incorporates the open source software for no cost, that we make publicly available source code for modifications or derivative works we create based upon incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against those allegations and could be subject to significant damages, enjoined from offering or selling our solutions that contained the open source software, and required to comply with the foregoing conditions. Any of the foregoing could disrupt and harm our business, results of operations, and financial condition.

Our ability to sell subscriptions to our platform and retain users could be harmed by real or perceived material defects or errors in our platform.

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

We also utilize hardware purchased or leased and software and services licensed from third parties on our platform. Any defects in, or unavailability of, our third-party software, services, or hardware that cause interruptions to the availability of our services, loss of data, or performance issues could, among other things:

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2023, we had an aggregate of $1,173.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we may draw upon our revolving credit facility to finance our operations or for other corporate purposes. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Although we had been profitable on a GAAP basis in prior fiscal quarters, 2021 was our first profitable full fiscal year and we incurred net losses on an annual basis from our inception to that time. We may, however, not achieve or maintain profitability in future periods, or, if we are profitable, we may not fully achieve our profitability targets. As we strive to grow our business, expenses may increase, particularly as we continue to make investments to scale our business, reposition our products or respond to new technologies including significant investments in AI technologies and product development. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our shift to a Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our shift to a Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

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

•changes in reserves or other non-cash credits or charges, such as the impairment charges as a result of changes in the corporate real estate market which impacted our subleasing strategy in conjunction with our Virtual First model, and releases of deferred tax asset valuation allowances; and

•any other impacts of shifting our operations to a Virtual First work model.

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

We conduct our business across approximately 180 countries around the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2023, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies has in the past and could in the future cause our revenue to decline relative to our costs, thereby decreasing our margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

As of December 31, 2023, we had federal, state, and foreign net operating loss carryforwards and federal and state research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or research credit carryforwards before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

For example, the Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. Ireland and certain other jurisdictions, in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company’s effective tax rate, financial position, results of operations, and cash flows.

Other changes to U.S. or non-U.S. tax laws could have an adverse impact on our business, results of operations, financial condition and cash flows.

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Annual Report on Form 10-K, as well as in our other public statements, which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, AI, and information security proposed and enacted in various jurisdictions.

On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the European Economic Area (“EEA”) to the U.S. that takes place under the EU-U.S. Data Privacy Framework (“DPF”). The DPF is the successor to the EU-U.S. Privacy Shield (“Privacy Shield”) and allows participating entities to transfer personal data to the U.S. As we continued to participate in Privacy Shield, we transitioned automatically to the DPF. The DPF also applies to transfers from the UK to the U.S. as of October 12, 2023 and in due course will also apply to transfers from Switzerland to the U.S. Switzerland must also adopt its own adequacy decision, which is expected to happen shortly.

While we rely on legal mechanisms to transfer data from the EEA, the United Kingdom, and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. A recent decision by the Irish Data Protection Commission (“IDPC”) found the additional measures employed by Meta Platforms, Inc. (“Meta”) in response to the CJEU decision to be inadequate, resulting in an order for Meta to suspend transfers of EU data to the US. This decision was limited to Meta, but similar decisions against other providers are possible. The CJEU and IDPC decisions may result in data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and

Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that have taken effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware, and Iowa have enacted similar laws that go into effect in 2025, and Indiana has enacted a similar law, that will go into effect in 2026. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. The effects of the CCPA and these other laws remain far-reaching, and depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense, which alleged that Dropbox infringes certain of its patents. A jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. We are currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. It is not possible presently to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,750 issued patents and more than 250 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights, or develop similar technologies and processes. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2023, our directors and executive officers, and their respective affiliates, held in the aggregate 75.2% of the voting power of our capital stock, with Mr. Houston holding approximately 75.1% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Our amended and restated bylaws provide that, unless we expressly consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Delaware General Corporation Law, or the certificate of incorporation or the amended and restated bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware, in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Our amended and restated bylaws also provide that unless we consent in writing to the selection of an alternative forum the federal district courts of the United States of America will be the sole and exclusive forum for resolving any claim asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant.

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

We are subject to income taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions. Additionally, the Inflation Reduction Act of 2022 (“IRA”) introduced a new book income-minimum corporate income tax on certain large corporations, and a non-deductible excise tax of 1% on certain share repurchases by corporations. The alternative minimum tax is not expected to have a material adverse impact on our business, results of operations, financial conditions, and cash flows. The 1% excise tax on share repurchases will generally apply to any repurchase of stock (including transactions deemed to be repurchases for U.S. income tax purposes) we undertake, which will generally increase the costs to us of any share repurchases.

We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, or international tax laws, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. We have implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage such material risks. Our approach includes: (1) an enterprise risk management program, which includes cybersecurity risks and is periodically refreshed; (2) security and privacy reviews designed to identify risks from new features, software, and vendors; (3) a vulnerability management program designed to identify hardware and software vulnerabilities; (4) an internal red team program, which simulates cyber threats, intended to allow us to address vulnerabilities before threat actors identify them; and (5) a threat intelligence program designed to model and research our adversaries. These processes vary in maturity across the business and are processes we work to continually improve.

Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader overall risk assessment process, covering all company risks. As part of this process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

We also maintain an incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity of, escalate, contain, investigate, and remediate identified incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Further, we conduct regular tabletop exercises to test and fortify the controls of our cyber incident response program. The incident response team assesses the severity and priority of incidents on a rolling basis, with escalations of cybersecurity incidents provided to our management team. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

Our risk management approach is supplemented by external and internal enterprise risk management audits, including SOC-2 and ISO 27001, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program to allow security researchers to help identify vulnerabilities in our systems before they mature into real-world cybersecurity threats. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Our business could be damaged, and we could be subject to liability, if there is any unauthorized access to our data or our users’ content, including through privacy and data security breaches or incidents,” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

Governance

Our Board of Directors is actively involved in overseeing cybersecurity risk management. At least once a year, the Board of Directors discusses our programs and policies related to cybersecurity and risk initiatives and considers them closely both from a risk management perspective and as part of Dropbox’s business strategy. Additionally, our audit committee oversees programs and policies related to cybersecurity risks and initiatives. Our audit committee is comprised entirely of independent directors who evaluate these issues at least quarterly.

We have also established a cross-functional leadership team to oversee our information security and privacy programs and practices, as well as to assess, identify, manage and mitigate security and privacy risks. Members of this team also report periodically to the board of directors, audit committee, and members of our senior leadership team. This team includes senior leaders from our legal, privacy, information security, information technology, infrastructure, and compliance teams, including our Chief Privacy Officer, our VP, Business Foundations, our Head of Security, and our Chief Legal Officer. Our Chief Privacy Officer has held various roles advising Dropbox and two other large publicly-traded technology companies on a variety of privacy, regulatory, and product counseling issues since 2010. Our VP, Business Foundations has been with us since 2020, and has worked in the technology industry for over 20 years, working in product development, engineering, and security leadership and risk management roles over that time. Our Head of Security joined Dropbox in 2022 and has held roles in cybersecurity, engineering, and operations, including leadership positions, with a variety of companies for over 20 years. Our Chief Legal Officer has been with us since 2011, having served as our Chief Legal Officer or General Counsel for a total of over seven years, and has over 20 years of experience in the legal profession.

Members of senior leadership are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described herein, including the operation of our incident response plan. Additionally, all employees are required to complete annual information security and privacy training, which are reviewed and updated annually. They also receive ongoing security awareness education via informational emails, talks and presentations, and resources available on our intranet.

ITEM 2. PROPERTIES
Our corporate headquarters are located in San Francisco, California, pursuant to operating leases that expire in 2033. We lease additional offices in San Francisco and around the world, including in Seattle, Washington and Dublin, Ireland. We have datacenter co-location facilities in California, Oregon, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, regulatory matters and commercial disputes.
On July 12, 2019, Motion Offense, LLC (“Motion Offense”) filed a patent infringement suit in the Western District of Texas (Waco Division) against Dropbox's customer Sprouts Farmers Market (“Sprouts”), based on Sprouts’ use of Dropbox Business. The suit claims that Sprouts’ use of Dropbox Business infringes U.S. Patent Nos. 10,013,158 and 10,021,052. On August 14, 2019, in the District of Delaware, Dropbox filed a complaint for declaratory judgment of no infringement of the patents asserted against Sprouts by Motion Offense (“Delaware Action”), and subsequently amended the complaint to add claims for declaratory judgment that the asserted patents are invalid. Motion Offense’s motion to transfer the Delaware Action to the Western District of Texas was granted. The Western District of Texas stayed the Sprouts case pending resolution of the Dropbox case. On June 15, 2020, Motion Offense filed an amended answer to Dropbox’s declaratory judgment complaint, including counterclaims asserting that Dropbox infringes the 10,013,158 and 10,021,052 patents, as well as U.S. Patent Nos. 10,303,353, 10,613,737, and 10,587,548. On July 23, 2021, Motion Offense filed a related patent infringement suit against Dropbox in the Western District of Texas asserting that Dropbox also infringes U.S. Patent No. 11,044,215. The two cases were consolidated.
At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. Dropbox filed a Motion for Entry of Judgment on August 28, 2023 and is currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. On September 27, 2023, Motion Offense filed a Motion for a New Trial. At a hearing on January 3, 2024, the Court denied Motion Offense’s Motion for a New Trial. On January 8, 2024, the court ordered supplemental briefing relating to the Motion for Entry of Judgment. The parties have filed their opening supplemental briefs and responses are due February 20, 2024.

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

Holders of Record
As of February 12, 2024, we had 730 holders of record of our Class A and Class B common stock, respectively, and no holders of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of Class A common stock during the quarter ended December 31, 2023.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	1.38	$27.17	1.38	$1,476.65
November 1 - 30	1.41(3)	$26.99	1.36	$1,439.80
December 1 - 31	1.10	$29.04	1.10	$1,407.80
Total	3.89	$27.64	3.84

(1) On February 17, 2022, we announced that our Board of Directors authorized the repurchase of $1.2 billion of the outstanding shares of our Class A common stock. On July 26, 2023, we announced that our Board of Directors further authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' (Deficit) Equity" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 46,759 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2023 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the Nasdaq Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2022 and 2021 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 22, 2023.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.12 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus, Professional or Essentials plan, or purchase multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

Our bundle subscription plans, such as Dropbox Essentials for solo professionals, Dropbox Business for small teams, and Dropbox Business Plus for larger teams, provide professionals and teams the ability to consolidate multiple offerings such as PDF editing, eSignature capabilities, document analytics, video collaboration tools, and advanced security functionality into a single place to manage their content.

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

We also offer Dropbox Sign, as our e-signature solution. Dropbox Sign has several product lines, and the pricing and revenue generated from each product line varies. Product lines are primarily priced based on the number of licenses purchased (similar to Dropbox plans), while some are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill Dropbox Sign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. We sell Dropbox Sign products globally and sell primarily in U.S. dollars.

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

Increase conversion of registered users to our paid subscription plans

We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website. To grow our recurring revenue base, we actively encourage our registered users to convert to one of our paid plans based on the functionality that best suits their needs. We do this via in-product prompts and notifications, time-limited free trials of paid subscription plans, email campaigns, and lifecycle marketing. We use these tactics in combination with the goal of generating increased recurring revenues from our existing user base.

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, Essentials and Family for individuals to Standard, Advanced, Business, Business Plus and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard, Advanced or Business, and Business Plus plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of Dropbox Sign, DocSend and FormSwift.

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions, including the U.S. Federal Reserve raising interest rates, volatility and uncertainty in the banking and financial services sector, tightening of credit markets, changes in the corporate real estate market, and fluctuations in currency exchange rates impacted our results of operations during the year ended December 31, 2023.

During the year ended December 31, 2023, we saw strength within our Individuals plans, but macro headwinds weighed on our Teams plans as well as on FormSwift, DocSend and Dropbox Sign, as customers are being more prudent with their spend and exhibiting higher levels of price sensitivity.

Our results of operations and cash flows are also subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions, directly or indirectly related to macroeconomic or geopolitical events, have, at times, and may in the future negatively impact our results of operations and cash flows. Conversely, we have seen and may continue to see cost savings from the shift to remote and distributed work for all of our employees in areas including events, travel, utilities, and other benefits. Due to our subscription-based business model, any impact of the current macroeconomic environment on our business, particularly as a result of changes in our customer behavior, may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the macroeconomic environment on our business, see “Risk Factors” included in Part I, Item 1A. of this report.

Reduction in Workforce

On April 27, 2023, we announced a reduction of our global workforce by approximately 16% to streamline our team structure in support of our long-term growth and profitability objectives. During the year ended December 31, 2023, we incurred $39.3 million of expenses related to severance, benefits, and other related items. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.

Virtual First

The effects of the COVID-19 pandemic led us to reimagine the way we work, resulting in our announcement in October 2020 of our shift to a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we expect that our workforce will continue to become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate that were repurposed into collaborative spaces called “Dropbox Studios” or new, flexible spaces known as “On-Demand Spaces”. Consistent with this strategy, we have retained a portion of our office space while the remainder is being or will be subleased.

We recorded impairment charges to net (gain) loss on real estate assets of $3.6 million and $175.2 million during the years ended December 31, 2023 and 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with our Virtual First model. See Note 9, "Leases" for additional information. We may incur additional impairment charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy. In addition to generating sublease income, we expect that as a result of our Virtual First model, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense due to these impairment charges.

In October 2023, we executed a partial termination of our lease for our San Francisco, California corporate headquarters and subsequently recorded a gain on real estate assets of $158.8 million during the year ended December 31, 2023. The gain represents the reduction to our future lease payments in excess of the sublease income we previously anticipated collecting for this space. See Note 9, "Leases" for additional information.

Key Business Metrics

We review a number of operating and financial metrics, including the following key metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions.

Total annual recurring revenue
We primarily focus on total annual recurring revenue (“Total ARR”) as the key indicator of the trajectory of our business performance. Total ARR represents the amount of revenue that we expect to recur annually, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. In addition, Total ARR is less subject to variations in short-term trends that may not appropriately reflect the health of our business; however, the changes in ARR throughout the year could be subject to seasonality. Total ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items.

Our ARR fluctuates and may decline in some periods as compared to prior periods. For example, ARR declined in the fourth quarter of 2023 as compared to the third quarter of 2023 as a result of factors including our decision to deprecate our previous "as much space as you need" policy for Advanced plans which resulted in incremental churn and reduced top-of funnel interest, as well as a challenging macro environment, and seasonality within our business. We expect to drive ARR growth, however the pace of our future growth may be lower relative to prior periods.

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

We experienced an increase in Total ARR for the period ended December 31, 2023, compared to the period ended December 31, 2022 as a result of an increased mix of sales from our higher-priced subscription plans. In 2023, ARR was negatively impacted by the foreign currency exchange rates used to calculate ARR compared to 2022, as we update exchange rates annually at the beginning of the year.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2023.

	As of December 31,
	2023	2022
	(In millions)
Total ARR	$2,523	$2,514

	As of December 31,
Constant Currency	2023	2022
	(In millions)
Total ARR	$2,523	$2,430

Revaluing our ending Total ARR for fiscal 2023 using exchange rates set at the beginning of fiscal 2024, Total ARR at the end of fiscal 2023 would be $2,540 million.

Paying users
We define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period. One person would count as multiple paying users if the person had more than one active license. For example, a 50-person Dropbox Enterprise team would count as 50 paying users, and an individual Dropbox Plus user would count as one paying user. If that individual Dropbox Plus user was also part of the 50-person Dropbox Enterprise team, we would count the individual as two paying users. We first include paying users related to acquired companies among our paying users in the period of the acquisition.

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

We experienced growth in the number of paying users for the periods presented largely from our self-serve channels as well as from FormSwift. However, our overall paying user growth rate has declined and may decline in the future.

The total number of paying users fluctuates and may decline in some periods as compared to prior periods. For example, paying users declined in the fourth quarter of 2023 as compared to the third quarter of 2023 primarily as a result of our decision to reduce the prominence of our Family plan on our Plans pages as well as expected seasonality within our business. We expect to drive paying user growth, however the pace of our future growth may be lower relative to prior periods.

The below table sets forth the number of paying users as of December 31, 2023 and 2022.

	As of December 31,
	2023	2022
	(In millions)
Paying users	18.12	17.77

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

As a result of an increased mix of sales towards our higher-priced subscription plans, and our acquisition of FormSwift in the fourth quarter of 2022, offset by Family Plan growth as it carries a lower price per user, and the impact of unfavorable foreign exchange rates across multiple currencies, we experienced an increase in our average revenue per paying user for the year ended December 31, 2023, compared to the year ended December 31, 2022, respectively.

The below table sets forth our ARPU for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
ARPU	$139.38	$134.51

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

Our FCF decreased for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to payments related to our reduction in workforce during the year ended December 31, 2023.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	783.7	797.3
Capital expenditures	(24.3)	(33.8)
Free cash flow	$759.4	$763.5

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will decrease in absolute dollars in the near term due to the useful lives of certain infrastructure server and component assets increasing from four to five years and increase in absolute dollars in the long term. The expected change in useful lives is described in Item 7. "Change in Accounting Estimate".

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in the near term and fluctuate in absolute dollars and decrease as a percentage of revenue in the long term as we reinvest some savings from our reduction in workforce that occurred in the second quarter of 2023 into future growth initiatives. We plan to continue to hire employees for our engineering, product, and design teams in roles critical to those initiatives.

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

We expect that sales and marketing expenses will fluctuate in absolute dollars and as a percentage of revenue in both the near term and long term. We plan to continue to invest in sales and marketing, long term, to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

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

Net (gain) loss on real estate assets
Net (gain) loss on real estate assets consists primarily of a gain due to the partial termination of our lease for our San Francisco, California corporate headquarters in 2023 and impairment charges related to certain right-of-use assets and other lease related assets in 2023 and 2022. See Note 9, "Leases" for additional information.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2023	2022
	(In millions)
Revenue	$2,501.6	$2,324.9
Cost of revenue(1)(2)	478.5	444.2
Gross profit	2,023.1	1,880.7
Operating expenses:(1)(2)
Research and development	936.5	891.9
Sales and marketing	466.0	409.4
General and administrative	237.1	222.9
Net (gain) loss on real estate assets(3)	(155.2)	175.2
Total operating expenses	1,484.4	1,699.4
Income from operations	538.7	181.3
Interest income (expense), net	19.4	3.3
Other (loss) income, net	(3.7)	8.1
Income before income taxes	554.4	192.7
(Provision for) benefit from income taxes(4)	(100.8)	360.5
Net income	$453.6	$553.2

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022
	(In millions)
Cost of revenue	$23.3	$24.7
Research and development(5)	237.6	232.3
Sales and marketing	22.0	22.4
General and administrative	55.1	51.3
Total stock-based compensation	$338.0	$330.7

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the year ended December 31, 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes a one-time gain of $158.8 million related to the partial termination of our lease for our San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2023 and 2022.

(4) Results of Operations for the year ended December 31, 2022 includes a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets.

(5) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2023	2022
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)(2)	19	19
Gross profit	81	81
Operating expenses(1)(2):
Research and development	37	38
Sales and marketing	19	18
General and administrative	9	10
Net (gain) loss on real estate assets(3)	(6)	8
Total operating expenses	59	73
Income from operations	22	8
Interest income (expense), net	1	—
Other (loss) income, net	—	—
Income before income taxes	22	8
(Provision for) benefit from income taxes(4)	(4)	16
Net income	18%	24%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Year Ended December 31,
	2023	2022
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development(5)	9	10
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	14%	14%

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the year ended December 31, 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes a one-time gain of $158.8 million related to the partial termination of our lease for our San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2023 and 2022.

(4) Results of Operations for the year ended December 31, 2022 includes a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets.

(5) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the years ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In millions)
Revenue	$2,501.6	$2,324.9	$176.7	7.6%

Revenue increased $176.7 million or 7.6% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase of $215.7 million from additional paying users, and the acquisition of FormSwift in the fourth quarter of 2022. These increases were offset by a $39.0 million unfavorable impact from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In millions)
Cost of revenue	$478.5	$444.2	$34.3	7.7%
Gross profit	2,023.1	1,880.7	142.4	7.6%
Gross margin	81%	81%

Cost of revenue increased $34.3 million or 7.7% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases of $13.4 million in infrastructure costs, $7.2 million in credit card fees, $6.3 million in amortization of intangible assets, $5.0 million in outside services, and $2.7 million in employee-related costs.

Our gross margin remained flat during the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a 7.6% increase in revenue during the period, which was offset by an increase in our cost of revenue described above.

Research and development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In millions)
Research and development	$936.5	$891.9	$44.6	5.0%

Research and development expenses increased $44.6 million or 5.0% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to an increase of $29.7 million in employee-related costs driven by costs attributable to our reduction in workforce, including severance. Additionally, there was an increase of $18.0 million in third-party hosting and software fees. These increases were offset by a decrease of $4.9 million in allocated overhead.

Sales and marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In millions)
Sales and marketing	$466.0	$409.4	$56.6	13.8%

Sales and marketing expenses increased $56.6 million or 13.8% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases of $36.9 million related to advertising and other marketing related expenses, $8.1 million in amortization of intangible assets, $6.3 million in employee-related costs, and $5.5 million in app store fees due to increased sales.

General and administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(In millions)
General and administrative	$237.1	$222.9	$14.2	6.4%

General and administrative expenses increased $14.2 million or 6.4% during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to increases of $18.3 million in employee-related costs, $4.4 million in allocated overhead, and $2.4 million in outside services. These increases were offset by a decrease of $9.0 million in non-income based taxes.
Net (gain) loss on real estate assets

	Year Ended December 31,
	2023	2022	$ Change	% Change

	(In millions)
Net (gain) loss on real estate assets	$(155.2)	$175.2	$(330.4)	(189)%

Net (gain) loss on real estate assets was $(155.2) million and $175.2 million during the years ended December 31, 2023 and 2022, respectively, primarily due to a gain of $158.8 million as a result of the partial termination of our lease for our San Francisco, California corporate headquarters, offset by $3.6 million of impairment charges during the year ended December 31, 2023 as compared to $175.2 million of impairment charges for the year ended December 31, 2022 due to changes in the corporate real estate market, which impacted our subleasing strategy in conjunction with our Virtual First model .

Interest income (expense), net

Interest income (expense), net increased by $16.1 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to higher interest income as a result of interest rate increases.

Other (loss) income, net

Other (loss) income, net decreased by $11.8 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to a $6.2 million reduction in other income from sales of retired infrastructure assets and a $5.1 million decrease in gains on equity investments.

(Provision for) benefit from income taxes

(Provision for) benefit from income taxes increased $461.3 million during the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to $420.2 million of tax benefits from the release of the valuation allowance on the U.S. federal and certain state deferred tax assets in the year ended December 31, 2022, and an increase in income before income taxes in the year ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $614.9 million and short-term investments of $741.1 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2023, $362.7 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of convertible senior notes (the “Notes”), comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series do not bear regular interest and the principal does not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2023, we repurchased and subsequently retired 22.7 million shares of our Class A common stock for an aggregate amount of $542.8 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of December 31, 2023.
As of December 31, 2023, we had no amounts outstanding under the revolving credit facility and an aggregate of $31.7 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $468.3 million as of December 31, 2023.
As of December 31, 2023, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. In addition to the convertible notes discussed above, as of December 31, 2023, we have cash commitments due to additional known contractual obligations.

Our cash commitments due to known contractual obligations primarily relate to operating and finance lease arrangements. As of December 31, 2023, we additionally had $191.7 million of commitments with third-party vendors for services related to our infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications, with terms of 13 years or less.

Our operating lease arrangements consist of leases for our offices and datacenters with terms of 13 years or less. As of December 31, 2023, future non-cancelable minimum rental payments related to operating leases were $674.7 million, which includes $228.3 million of future contractual rent payments allocated to non-lease components, and excludes rent payments from our subtenants and variable operating expenses. As of December 31, 2023, we are entitled to non-cancelable rent payments from our subtenants of $72.5 million, which will be collected over the next 10 years. Our finance lease arrangements primarily consist of leases for our infrastructure with terms of 4 years or less. As of December 31, 2023, future non-cancelable minimum rental payments under finance leases were $307.2 million. Refer to Note 9, "Leases", for more information.

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

Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by operating activities	$783.7	$797.3
Net cash provided by (used in) investing activities	395.2	(48.5)
Net cash used in financing activities	(799.2)	(1,041.8)
Effect of exchange rate changes on cash and cash equivalents	2.4	(7.2)
Net increase (decrease) in cash and cash equivalents	$382.1	$(300.2)

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization expenses, and net (gain) loss on real estate assets, as well as the effect of changes in operating assets and liabilities.
For the year ended December 31, 2023, net cash provided by operating activities was $783.7 million, which primarily consisted of our net income of $453.6 million, adjusted for stock-based compensation expense of $338.0 million, depreciation and amortization expenses of $170.0 million, net gain on real estate assets of $155.2 million, and net cash outflow of $146.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, payments for our reduction in workforce, payment for the termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, and key employee holdback payments related to acquisitions, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.
Investing activities
Net cash provided by (used in) investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2023, net cash provided by investing activities was $395.2 million, which primarily related to $395.9 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $24.3 million related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), and principal payments on finance lease obligations for our infrastructure equipment.
For the year ended December 31, 2023, net cash used in financing activities was $799.2 million, which primarily consisted of $539.9 million for the repurchase of our common stock, $135.1 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $126.6 million in principal payments on finance lease obligations.

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
Net (gain) loss on real estate assets

We assess any changes to lease agreements in accordance with ASC 842, Leases (“ASC 842”). When amendments to existing lease agreements occur, we remeasure and reallocate the remaining consideration to the lease and non-lease components in the contract using a relative standalone price allocation, as well as reassess the classification of the lease at the effective date of the modification.

In the fourth quarter of 2023, we executed an amendment to the lease ("the lease amendment") for our San Francisco, California corporate headquarters. As a result of the lease amendment, we remeasured the related lease liability and right-of-use asset using the estimated incremental borrowing rate as of the modification date and using a relative standalone price reallocation of total contract consideration between the lease and non-lease components of the contract. The non-lease components include common area maintenance costs, which are significant in relation to the overall agreement. The determination of the standalone price of the lease and non-lease components involved judgment and was based on assumptions including future market rent rates, free rent periods and anticipated increases to common area maintenance costs. As a result of the lease amendment, we recognized a one-time gain of $158.8 million in the fourth quarter of 2023 from the corresponding remeasurement of the lease liability and adjustment to the right-of-use asset (which was previously impaired), partially offset by an increase in the liability for unrecoverable common area maintenance costs. Refer to Note 9, "Leases", for more information.

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

In the fourth quarter of 2020, as a result of our Virtual First strategy, we reassessed our asset groupings and evaluated the recoverability of our right-of-use and related lease assets, including leasehold improvements, furniture and fixtures, and computer equipment. We monitor ongoing changes in the corporate real estate market that may impact our subleasing strategy in conjunction with our Virtual First model. We recorded impairment charges related to real estate assets of $3.6 million during the year ended December 31, 2023. Estimating the fair value of our real estate assets can require the application of significant judgment. Refer to Note 9, "Leases", for more information.

Income Taxes

Deferred income tax balances reflect the effects of temporary differences between the financial reporting and tax bases of our assets and liabilities using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for net operating loss and credit carryforwards.

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

During the years ended December 31, 2023, and 2022, we evaluated the realizability of our deferred tax assets, which resulted in releasing part of our historical valuation allowance during the year ended December 31, 2022. Future releases of the remaining valuation allowance, if any, would result in the recognition of certain deferred tax assets which may include a material income tax benefit for the period in which such release is recorded. Refer to Note 14, “Income Taxes” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Change in Accounting Estimate
In the first quarter of 2024, we determined that the useful lives of certain infrastructure server and component assets, which are included in “Property and equipment, net”, should be increased from four to five years, as we plan to extend the economic life of these assets in light of recent technological advancements. This change in useful lives will be effective beginning in fiscal year 2024, and is expected to have an estimated favorable impact for the full fiscal year 2024 to cost of revenue and operating income of approximately $30.5 million based on assets that were included in “Property and equipment, net” as of December 31, 2023.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $614.9 million and short-term investments of $741.1 million as of December 31, 2023. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of December 31, 2023, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of December 31, 2023, a hypothetical increase in interest rates by 100 basis points would have resulted in a $7.9 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the year ended December 31, 2023, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

We recorded net foreign currency transaction losses of $3.2 million and net foreign currency transaction gains of $0.2 million during the years ended December 31, 2023 and 2022, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2023 and 2022.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DROPBOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Gain from remeasurement of operating lease liability and right-of-use asset
Description of the Matter
As disclosed in Note 9 to the consolidated financial statements, in the year ended December 31, 2023, the Company executed a lease amendment related to its corporate headquarters. In accordance with ASC 842, the Company remeasured its related lease liability and adjusted the right-of-use asset as of the amendment date, resulting in a gain of $158.8 million.

Auditing the remeasurement of the Company’s lease liability was challenging and complex due to the estimation required by management to allocate the total consideration between the lease and non-lease components based on their relative standalone values. The estimation required the use of judgmental assumptions, including current and future market rent rates, that had a significant effect on the total consideration allocated to each component as well as the resulting gain from the remeasurement of the Company’s operating lease liability and adjustment of the right-of-use asset.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the Company’s processes to remeasure the lease liability. For example, we tested the controls over the determination of the standalone values of the lease and non-lease components, including the determination and review of the underlying assumptions used to develop the Company’s estimates.

Our testing of the Company's remeasurement of the lease liability included, among other procedures, evaluating the assumptions used to allocate the total consideration between the lease and non-lease components. For example, we compared the current and future rent rate assumptions to relevant market data, including recent sublease activity. We also involved our valuation specialists to assist in our evaluation of the assumptions used by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 16, 2024

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$614.9	$232.8
Short-term investments	741.1	1,110.6
Trade and other receivables, net	68.7	53.8
Prepaid expenses and other current assets	91.9	92.6
Total current assets	1,516.6	1,489.8
Property and equipment, net	309.2	308.4
Operating lease right-of-use asset	183.8	260.6
Intangible assets, net	58.1	88.3
Goodwill	402.2	403.3
Deferred tax assets	460.4	498.7
Other assets	53.2	61.0
Total assets	$2,983.5	$3,110.1
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$38.5	$38.6
Accrued and other current liabilities	155.2	139.9
Accrued compensation and benefits	109.2	131.7
Operating lease liability	57.4	68.9
Finance lease obligation	116.2	114.8
Deferred revenue	725.0	702.6
Total current liabilities	1,201.5	1,196.5
Operating lease liability, non-current	310.7	585.2
Finance lease obligation, non-current	168.5	151.7
Convertible senior notes, net, non-current	1,377.8	1,374.0
Other non-current liabilities	90.8	112.1
Total liabilities	3,149.3	3,419.5
Commitments and contingencies (Note 10)
Stockholders' deficit:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2023; no shares authorized, issued and outstanding as of December 31, 2022	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized, and no shares issued and outstanding as of December 31, 2023; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2022	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 256.0 shares issued and outstanding as of December 31, 2023; 2,400.0 shares authorized and 267.2 shares issued and outstanding as of December 31, 2022; Class B common stock - 475.0 shares authorized and 80.7 shares issued and outstanding as of December 31, 2023; 475.0 shares authorized and 82.2 shares issued and outstanding as of December 31, 2022; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2023; 800.0 shares authorized and no shares issued and outstanding as of December 31, 2022
	—	—
Additional paid-in-capital	2,598.0	2,511.6
Accumulated deficit	(2,742.3)	(2,772.1)
Accumulated other comprehensive loss	(21.5)	(48.9)
Total stockholders' deficit	(165.8)	(309.4)
Total liabilities and stockholders' deficit	$2,983.5	$3,110.1
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$2,501.6	$2,324.9	$2,157.9
Cost of revenue(1)(2)	478.5	444.2	444.2
Gross profit	2,023.1	1,880.7	1,713.7
Operating expenses:(1)(2)
Research and development	936.5	891.9	755.9
Sales and marketing	466.0	409.4	427.5
General and administrative	237.1	222.9	224.6
Net (gain) loss on real estate assets(3)(4)	(155.2)	175.2	31.3
Total operating expenses	1,484.4	1,699.4	1,439.3
Income from operations	538.7	181.3	274.4
Interest income (expense), net	19.4	3.3	(5.2)
Other (loss) income, net(4)	(3.7)	8.1	30.1
Income before income taxes	554.4	192.7	299.3
(Provision for) benefit from income taxes(5)	(100.8)	360.5	36.5
Net income	$453.6	$553.2	$335.8
Net income per share-basic and diluted:
Basic net income per share	$1.33	$1.53	$0.87
Diluted net income per share	$1.31	$1.52	$0.85
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	341.2	361.2	388.0
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	345.6	363.3	395.8

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$23.3	$24.7	$23.2
Research and development(6)	237.6	232.3	190.1
Sales and marketing	22.0	22.4	25.0
General and administrative	55.1	51.3	48.8
Total stock-based compensation	$338.0	$330.7	$287.1

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the year ended December 31, 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.
(3) Includes a one-time gain of $158.8 million related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2023, 2022 and 2021.
(4) For the year ended December 31, 2021, a $13.6 million gain related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters was reclassified from other (loss) income, net to net (gain) loss on real estate assets to conform with current period presentation.
(5) Results of Operations for the year ended December 31, 2022 includes a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets. Results of Operations for the year ended December 31, 2021 includes a one-time benefit from income taxes of $38.1 million from the release of a valuation allowance on the Irish deferred tax assets.
(6) On March 15, 2023, the Company's President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$453.6	$553.2	$335.8
Other comprehensive income (loss):
Change in foreign currency translation adjustments	0.2	(7.1)	(0.6)
Change in net unrealized gains and (losses) on short-term investments	27.2	(39.2)	(12.9)
Total other comprehensive income (loss)	$27.4	$(46.3)	$(13.5)
Comprehensive income	$481.0	$506.9	$322.3

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ (deficit) equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	405.7	$—	$2,564.3	$(2,241.4)	$10.9	$333.8
Release of restricted stock units and awards	—	—	14.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(4.6)	—	(35.2)	(89.6)	—	(124.8)
Repurchases of common stock	—	—	(41.1)	—	(314.3)	(744.2)	—	(1,058.5)
Exercise of stock options and awards	—	—	0.7	—	6.9	—	—	6.9
Assumed stock options in connection with acquisition	—	—	—	—	1.2	—	—	1.2
Purchase of bond hedges in connection with issuance of convertible senior notes	—	—	—	—	(265.3)	—	—	(265.3)
Sale of warrants in connection with issuance of convertible senior notes	—	—	—	—	202.9	—	—	202.9
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	0.5	—	—	0.5
Stock-based compensation	—	—	—	—	287.1	—	—	287.1
Other comprehensive loss	—	—	—	—	—	—	(13.5)	(13.5)
Net income	—	—	—	—	—	335.8	—	335.8
Balance at December 31, 2021	—	$—	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	—	—	14.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.1)	—	(41.5)	(77.9)	—	(119.4)
Repurchases of common stock	—	—	(35.6)	—	(287.4)	(508.0)	—	(795.4)
Exercise of stock options and awards	—	—	0.2	—	0.5	—	—	0.5
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	61.2	—	—	61.2
Stock-based compensation	—	—	—	—	330.7	—	—	330.7
Other comprehensive loss	—	—	—	—	—	—	(46.3)	(46.3)
Net income	—	—	—	—	—	553.2	—	553.2
Balance at December 31, 2022	—	$—	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	—	—	15.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.3)	—	(48.5)	(86.6)	—	(135.1)
Repurchases of common stock	—	—	(22.7)	—	(205.6)	(337.2)	—	(542.8)
Exercise of stock options and awards	—	—	0.2	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	338.0	—	—	338.0
Other comprehensive income	—	—	—	—	—	—	27.4	27.4
Net income	—	—	—	—	—	453.6	—	453.6
Balance at December 31, 2023	—	$—	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)

See accompanying Notes to Consolidated Financial Statement

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flow from operating activities
Net income	$453.6	$553.2	$335.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170.0	157.1	151.4
Stock-based compensation	338.0	330.7	287.1
Net (gain) loss on real estate assets	(155.2)	175.2	17.7
Amortization of debt issuance costs	4.2	4.2	3.8
Net gains on equity investments	—	(5.0)	—
Amortization of deferred commissions	38.6	39.5	32.3
Non-cash operating lease expense	43.5	63.8	76.3
Deferred taxes	38.4	(396.3)	(37.5)
Other	(0.6)	(0.8)	(4.4)
Changes in operating assets and liabilities:
Trade and other receivables, net	(14.5)	(5.5)	(6.2)
Prepaid expenses and other current assets	(41.1)	(50.0)	(58.4)
Other assets	23.3	(9.7)	11.7
Accounts payable	1.2	13.0	7.6
Accrued and other current liabilities	(20.8)	4.7	(28.6)
Accrued compensation and benefits	(22.6)	(6.8)	23.5
Deferred revenue	21.6	25.6	59.8
Other non-current liabilities	(1.5)	(17.9)	(13.1)
Operating lease liabilities	(65.4)	(86.4)	(102.1)
Tenant improvement allowance reimbursement	1.1	8.7	5.1
Cash paid for lease termination	(28.1)	—	(32.0)
Net cash provided by operating activities	783.7	797.3	729.8
Cash flow from investing activities
Capital expenditures	(24.3)	(33.8)	(22.1)
Purchase of intangible assets	(0.3)	(1.1)	(6.8)
Business combinations, net of cash acquired	—	(75.4)	(140.0)
Purchases of short-term investments	(208.7)	(571.2)	(1,138.4)
Proceeds from sales of short-term investments	352.4	213.7	293.6
Proceeds from maturities of short-term investments	252.2	389.1	448.7
Proceeds from sales of equity investments	—	10.6	—
Other	23.9	19.6	40.2
Net cash provided by (used in) investing activities	395.2	(48.5)	(524.8)
Cash flow from financing activities
Proceeds from issuance of convertible senior notes	—	—	1,389.1
Purchases of convertible note hedge in connection with issuance of convertible senior notes	—	—	(265.3)
Proceeds from sale of warrants in connection with issuance of convertible senior notes	—	—	202.9
Payments of debt issuance costs	(0.1)	—	(23.7)

	Year Ended December 31,
	2023	2022	2021
Payments for taxes related to net share settlement of restricted stock units and awards	(135.1)	(119.4)	(124.8)
Proceeds from issuance of common stock, net of taxes withheld	2.5	0.5	6.9
Principal payments on finance lease obligations	(126.6)	(127.5)	(110.4)
Common stock repurchases	(539.9)	(795.4)	(1,058.5)
Net cash (used in) provided by financing activities	(799.2)	(1,041.8)	16.2
Effect of exchange rate changes on cash and cash equivalents	2.4	(7.2)	(3.1)
Change in cash and cash equivalents	382.1	(300.2)	218.1
Cash and cash equivalents - beginning of period	232.8	533.0	314.9
Cash and cash equivalents - end of period	$614.9	$232.8	$533.0

Supplemental cash flow data:
Cash paid during the period for:
Interest	$10.5	$8.2	$8.5
Income taxes	$68.2	$27.6	$4.2
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$2.0	$2.6	$5.6
Property and equipment acquired under finance leases	$144.7	$105.8	$127.3

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

Reclassifications
Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. For the year ended December 31, 2021, a gain related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters was reclassified from "Other (loss) income, net" to "Net (gain) loss on real estate assets". These reclassifications had no impact on the previously reported net income or accumulated deficit.

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

The Company’s most significant estimates and judgments related to the remeasurement of its lease liability, valuation of right-of-use and related lease assets and income taxes.
In the first quarter of 2024, the Company determined that the useful lives of certain infrastructure server and component assets, which are included in “Property and equipment, net”, should be increased from four to five years, as the Company plans to extend the economic life of these assets in light of recent technological advancements. This change in useful lives will be effective beginning fiscal year 2024, and will have an estimated favorable impact to cost of revenue and operating income in fiscal year 2024 of approximately $30.5 million based on assets that were included in “Property and equipment, net” as of December 31, 2023.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in Other (loss) income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. The Company recorded net foreign currency transaction losses of $3.2 million and net foreign currency transaction gains of $0.2 million during the years ended December 31, 2023 and 2022, respectively.

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

The Company’s subscription agreements are generally non-cancelable and have monthly or annual contractual terms with a small percentage having multi-year contractual terms. Revenue is recognized ratably over the related contractual term beginning on the date that the platform is made available to a customer. Access to the platform represents a series of distinct services as the Company continually provides access to, and fulfills its obligation to the end customer over the subscription term. The series of distinct services represents a single performance obligation that is satisfied over time. The Company recognizes revenue ratably because the customer receives and consumes the benefits of the platform throughout the contract period.

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

The Company recognized $701.6 million, $671.5 million and $610.5 million of revenue during the years ended December 31, 2023, 2022 and 2021, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2023, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $799.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service-based vesting condition over a four-year period vesting quarterly, as the only stock-based awards to its employees, with the exception of awards granted to its co-founder and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentive Plans. The

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Company recognizes compensation expense associated with RSUs on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of RSAs which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that certain stock price targets may not be satisfied. The first tranche of the Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore, no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 12 "Stockholders' (Deficit) Equity" to our consolidated financial statements for further information.

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

Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. The Company incurred charges of $39.3 million in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs.

These severance and related charges are included within the Company's consolidated statements of operations for the year ended December 31, 2023 as follows:

Cost of revenue	$2.9
Research and development	27.8
Sales and marketing	6.7
General and administrative	1.9
Total Charges	$39.3

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

For the year ended December 31, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related Costs
Balance as of December 31, 2022	$—
Charges	39.3
Cash Payments	(39.3)
Balance as of December 31, 2023	$—

Advertising and promotional expense
Advertising and promotional expenses are primarily included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $131.7 million, $94.8 million, and $108.6 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2023. As of December 31, 2023 and 2022, no allowance for credit losses in short-term investments was recorded.

Concentrations of risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, accounts receivable, and short-term investments. Although the Company deposits its cash and cash equivalents with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents and management believes that the institutions where the Company has deposits are financially stable and, accordingly, minimal credit risk exists.

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 11% and 43% of total trade and other receivables, net as of December 31,

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

2023. Two distribution partners accounted for 12% and 30% of total trade and other receivables, net as of December 31, 2022. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

The Company hosts its services and serves all of its users using a combination of its own custom-built infrastructure that it leases and operates in co-location facilities and third-party datacenter services such as Amazon Web Services ("AWS"). The Company's technology infrastructure, combined with select use of AWS resources, provides a distributed and scalable architecture on a global scale. The Company has designed its platform with multiple layers of redundancy to guard against data loss and deliver high availability.

Trade and other receivables, net
Trade and other receivables, net consists primarily of trade receivables that are recorded at the invoice amount, net of an allowance for expected credit losses.

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was $1.1 million and $0.7 million as of December 31, 2023 and 2022, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as indemnification assets and receivables from tenants. Non-trade receivables totaled $6.9 million and $6.5 million, as of December 31, 2023 and 2022, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See "—Lease obligations” for further discussion.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $24.7 million and $33.5 million during the years ended December 31, 2023 and 2022, respectively.

Deferred commissions, net included in prepaid and other current assets were $23.4 million and $33.6 million as of December 31, 2023 and 2022, respectively. Deferred commissions, net included in other assets were $22.0 million and $25.7 million as of December 31, 2023 and 2022, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $38.6 million, $39.5 million and $32.3 million for the years ended December 31, 2023, 2022 and 2021 respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of $3.6 million, $175.2 million and $31.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with the Virtual First model. See Note 9 "Leases" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

In the fourth quarter of 2023, the Company executed an amendment to partially terminate the lease ("the lease amendment") for its San Francisco, California corporate headquarters. As a result of the lease amendment, the Company recognized a one-time gain of $158.8 million in the fourth quarter of 2023 from the corresponding remeasurement of the lease liability and adjustment of the right-of-use asset (which was previously impaired), partially offset by an increase in the liability for unrecoverable common area maintenance costs. In the fourth quarter of 2021, the Company also executed an amendment to partially terminate its San Francisco, California corporate headquarters. As a result of the lease amendment, the Company recognized a one-time gain of $13.6 million from the corresponding remeasurement of the lease liability and adjustment of the right-of-use asset. The gains are recorded within net (gain) loss on real estate assets. See Note 9 "Leases" for further information.

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
Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud-based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2023, 2022 and 2021.
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

The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. At December 31, 2023, the single reporting unit had a negative carrying value of net assets. Goodwill allocated to the single reporting unit is $402.2 million at December 31, 2023.

The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these consolidated financial statements.

The Company recorded total impairment charges of $3.6 million, $175.2 million and $31.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with our Virtual First model. See Note 9 "Leases" for further information.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets. As of December 31, 2022, the Company released the valuation allowance on its U.S. federal and certain state deferred tax assets resulting in an income tax benefit of $420.2 million.

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

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 will be effective for the fiscal year beginning January 1, 2024, and interim periods within the fiscal year beginning January 1, 2025, with early adoption permitted, and requiring application on a fully retrospective basis. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024 on a

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

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
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2023 and 2022 consisted of the following:

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$81.3	$—	$—	$81.3
Cash equivalents
Money market funds	514.8	—	—	514.8
U.S. Treasury securities	10.0	—	—	10.0
Commercial paper	4.4	—	—	4.4
Corporate notes and obligations	2.9	—	—	2.9
Certificates of deposit	1.3	—	—	1.3
Municipal securities	0.2	—	—	0.2
Total cash & cash equivalents	$614.9	$—	$—	$614.9
Short-term investments
Corporate notes and obligations	359.6	0.4	(10.3)	349.7
U.S. Treasury securities	231.2	0.2	(6.1)	225.3
Asset backed securities	72.3	—	(2.3)	70.0
Municipal securities	48.3	—	(2.0)	46.3
Commercial paper	30.7	—	—	30.7
Certificates of deposit	8.4	—	—	8.4
U.S. agency obligations	6.0	—	(0.3)	5.7
Foreign government obligations	3.5	—	(0.2)	3.3
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	761.8	0.6	(21.3)	741.1
Total	$1,376.7	$0.6	$(21.3)	$1,356.0

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $17.0 million and $12.4 million as of December 31, 2023 and 2022, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2023 and 2022.

The following table presents the contractual maturities of the Company’s short-term investments as of
December 31, 2023:

	As of December 31, 2023
	Amortized cost	Estimated fair value
Due within one year	$306.9	$304.2
Due between one to three years	407.1	390.7
Due after three years	47.8	46.2
Total	$761.8	$741.1

The Company had 398 short-term investments in unrealized loss positions as of December 31, 2023. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2023 or 2022.

As of December 31, 2023, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $21.3 million as of December 31, 2023. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of December 31, 2023 and 2022:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$25.1	$(0.1)	$240.3	$(10.2)	$265.4	$(10.3)
U.S. Treasury securities	17.8	(0.1)	174.0	(6.0)	191.8	(6.1)
Asset backed securities	0.6	—	66.0	(2.3)	66.6	(2.3)
Municipal securities	—	—	46.1	(2.0)	46.1	(2.0)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	3.3	(0.2)	3.3	(0.2)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$43.5	$(0.2)	$534.8	$(21.1)	$578.3	$(21.3)

	As of December 31, 2022
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$176.5	$(3.5)	$292.3	$(19.2)	$468.8	$(22.7)
U.S. Treasury securities	110.9	(1.8)	176.9	(12.2)	287.8	(14.0)
Asset backed securities	13.7	(0.4)	90.4	(5.6)	104.1	(6.0)
Municipal securities	9.3	(0.3)	51.6	(3.8)	60.9	(4.1)
U.S. agency obligations	3.9	—	13.8	(0.8)	17.7	(0.8)
Foreign government obligations	—	—	5.5	(0.4)	5.5	(0.4)
Supranational securities	—	—	3.2	(0.2)	3.2	(0.2)
Total	$314.3	$(6.0)	$633.7	$(42.2)	$948.0	$(48.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $34.6 million, $15.7 million and $7.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$514.8	$—	$—	$514.8
U.S. Treasury securities	—	10.0	—	10.0
Commercial paper	—	4.4	—	4.4
Corporate notes and obligations	—	2.9	—	2.9
Certificates of deposit	—	1.3	—	1.3
Municipal securities	—	0.2	—	0.2
Total cash equivalents	$514.8	$18.8	$—	$533.6
Short-term investments
Corporate notes and obligations	—	349.7	—	349.7
U.S. Treasury securities	—	225.3	—	225.3
Asset backed securities	—	70.0	—	70.0
Municipal securities	—	46.3	—	46.3
Commercial paper	—	30.7	—	30.7
Certificates of deposit	—	8.4	—	8.4
U.S. agency obligations	—	5.7	—	5.7
Foreign government obligations	—	3.3	—	3.3
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	741.1	—	741.1
Total	$514.8	$759.9	$—	$1,274.7

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$139.5	$—	$—	$139.5
Commercial paper	—	3.2	—	3.2
Total cash equivalents	$139.5	$3.2	$—	$142.7
Short-term investments
Corporate notes and obligations	—	489.5	—	489.5
U.S. Treasury securities	—	346.4	—	346.4
Asset backed securities	—	111.6	—	111.6
Municipal securities	—	61.2	—	61.2
Commercial paper	—	46.4	—	46.4
Certificates of deposit	—	29.1	—	29.1
U.S. agency obligations	—	17.6	—	17.6
Foreign government obligations	—	5.6	—	5.6
Supranational securities	—	3.2	—	3.2
Total short-term investments	—	1,110.6	—	1,110.6
Total	$139.5	$1,113.8	$—	$1,253.3

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

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of December 31, 2023. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of December 31, 2023 was approximately $684.8 million and $700.5 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2023	2022
Datacenter and other computer equipment	$783.2	$671.3
Furniture and fixtures	11.6	19.8
Leasehold improvements	96.1	118.0
Construction in progress	4.6	2.8
Total property and equipment	895.5	811.9
Accumulated depreciation and amortization	(586.3)	(503.5)
Property and equipment, net	$309.2	$308.4

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2023 and 2022 included a total of $457.4 million and $456.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $234.7 million and $240.9 million as of December 31, 2023 and 2022, respectively.

Depreciation expense related to property and equipment was $139.7 million and $140.9 million for the years ended December 31, 2023 and 2022, respectively.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The purchase consideration transferred consisted of the following:

Purchase consideration
Cash paid to stockholders	$50.0
Cash paid for extinguishing shadow stock units	3.2
Transaction costs paid by Dropbox on behalf of FormSwift	2.0
Cash purchase consideration	$55.2
Indemnification holdback (1)	14.3
Purchase price adjustments	(0.6)
Total purchase consideration	$68.9
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

Assets acquired:
Cash and cash equivalents	$0.4
Acquisition-related intangible assets	41.2
Accounts receivable, prepaid and other assets	3.0
Total assets acquired	$44.6

Liabilities assumed:
Accounts payable, accrued and other liabilities	$4.6
Deferred revenue	6.6
Total liabilities assumed	11.2
Net assets acquired, excluding goodwill	33.4
Total purchase consideration	68.9
Goodwill (2)	$35.5

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

In addition to the total purchase consideration above, the Company has compensation agreements with key DocSend personnel consisting of $30.6 million in cash payments subject to ongoing employee service. The related expenses were recognized within sales and marketing and research and development expenses over the required service period of approximately three years. The payments began in the first quarter of 2022, with $10.2 million paid during the year ended December 31, 2022. The remaining balance of $20.4 million was paid during the year ended December 31, 2023.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of December 31,	As of December 31,	Weighted- average remaining useful life (In years) As of December 31,
	2023	2022	2023
Developed technology	$74.3	$74.3	3.5
Customer relationships	43.2	43.2	1.3
Patents	19.4	19.4	3.4
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	1.6
Licenses	4.6	4.6	0.0
Assembled workforce in asset acquisitions	3.4	3.4	2.3
Other	1.3	1.1	1.8
Total intangibles	160.9	160.7
Accumulated amortization	(102.8)	(72.4)
Intangible assets, net	$58.1	$88.3
Amortization expense was $30.4 million, $16.3 million and $15.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Expected future amortization expense for intangible assets as of December 31, 2023 is as follows:

Intangible assets
2024	$25.1
2025	14.8
2026	10.4
2027	7.0
2028	0.2
Thereafter	0.6
Total	$58.1

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2022	$403.3
FormSwift acquisition purchase price adjustments	(0.2)
Effect of foreign currency translation	(0.9)
Balance at December 31, 2023	$402.2

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2023, 2022 and 2021.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.Debt

Revolving credit facility

In February 2018, the Company entered into an amendment to the revolving credit facility to, among other things, permit the Company to make certain investments, enter into an unsecured standby letter of credit facility and increase its standby letter of credit sublimit to $187.5 million. The Company increased its borrowing capacity under the revolving credit facility from $600.0 million to $725.0 million. In February 2021, the Company amended the revolving credit facility to decrease its borrowing capacity under the revolving credit facility from $725.0 million to $500.0 million, the letter of credit sublimit from $187.5 million to $65.0 million and extended the term of the agreement through February 2026. The Company may from time-to-time request increases in its borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In conjunction with the February 2021 amendment, the Company paid upfront issuance fees of $1.7 million, which are being amortized over the remaining term of the agreement, and wrote-off $0.2 million in unamortized deferred debt issuance costs. In March 2023, the Company amended the revolving credit facility to update its borrowing benchmark from LIBOR to SOFR, with a fixed credit spread adjustment of 0.10%. In conjunction with the March 2023 amendment, the Company incurred upfront issuance fees of $0.1 million, which are being amortized over the remaining term of the agreement.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of December 31, 2023 and 2022, respectively.

The Company had an aggregate of $31.7 million of letters of credit outstanding under the revolving credit facility as of December 31, 2023, and the Company’s total available borrowing capacity under the revolving credit facility was $468.3 million as of December 31, 2023. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through December 31, 2023. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of December 31, 2023.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of December 31, 2023. In addition, during the year ended December 31, 2023 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of December 31, 2023 and 2022.

	2026 Notes	2028 Notes	Total
December 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.8)	(6.5)	(11.3)
Carrying value, net	$691.0	$686.8	$1,377.8

December 31, 2022
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(7.0)	(8.1)	(15.1)
Carrying value, net	$688.8	$685.2	$1,374.0

During the years ended December 31, 2023 and 2022, the Company recognized $2.2 million and $2.1 million in interest expense for the 2026 Notes and $1.6 million and $1.6 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of December 31, 2023.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
2024	$—
2025	—
2026	695.8
2027	—
2028	693.3
Thereafter	—
Total	$1,389.1

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of December 31, 2023, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of December 31, 2023, the Company’s Class A common stock price was below the exercise price of the Warrants.

Taken together, the purchase of the Note Hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the 2026 Notes and the 2028 Notes, and to effectively increase the overall conversion price from $38.25 per share to $46.36 per share and from $35.35 per share to $46.36 for the 2026 Notes and the 2028 Notes, respectively.

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting certain equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as the instruments continue to meet these accounting criteria. The premium paid for the Note Hedges has been included as a net reduction to additional paid-in capital within stockholders’ (deficit) equity and the premium received for the Warrants has been included as a net increase to additional paid-in capital within stockholders' (deficit) equity.

Note 9.Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of under 1 year to 13 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 10 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $15.3 million and $20.1 million during the years ended December 31, 2023 and 2022, respectively.

The components of lease cost were as follows:

	Year Ended December 31,
	2023	2022
Operating lease cost (1)	$71.6	$91.7
Finance lease cost:
Amortization of assets under finance lease	111.7	111.4
Interest	10.5	7.5
Total finance lease cost	$122.2	$118.9

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$91.4	$104.7
Payments for finance leases included in cash from operating activities	10.5	7.5
Payments for finance leases included in cash from financing activities	126.6	127.5
Assets obtained in exchange for lease obligations:
Operating leases	34.3	33.0
Finance leases	$144.7	$105.8

	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	8.6	9.9
Finance leases	2.7	2.6

Weighted Average Discount Rate
Operating leases	3.7%	4.1%
Finance leases	4.4%	3.4%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

	Operating leases(1)	Finance leases
2024	$74.9	$128.8
2025	76.7	90.3
2026	39.7	62.3
2027	39.1	25.6
2028	38.3	0.2
Thereafter	177.8	—
Total future minimum lease payments	$446.5	$307.2
Less imputed interest	(78.6)	(22.5)
Less tenant improvement receivables	0.1	—
Total liability	$368.0	$284.7
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2023 were as follows:

Operating leases
2024	$17.4
2025	12.4
2026	8.2
2027	7.9
2028	7.7
Thereafter	18.9
Total future sublease rent payments, net	$72.5

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which reduced the Company's borrowing capacity under the revolving credit facility. As of December 31, 2023, the Company's remaining minimum obligation under the lease for its headquarters was $196.2 million, which excludes $228.3 million of future payments allocated to non-lease components.

In the fourth quarter of 2020, the Company announced a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First strategy, the Company retained a portion of its office space to be used for the Company’s team collaboration use and a portion was marketed for sublease. In connection with these changes, the Company evaluated certain of its right-of-use assets and other lease related assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360.

As part of this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

The Company recorded total impairment charges of $3.6 million, $175.2 million and $31.3 million during the years ended December 31, 2023, 2022 and 2021, respectively, for right-of-use and other lease related assets.

In the fourth quarter of 2023, the Company executed an amendment to the lease ("the lease amendment") for its San Francisco, California corporate headquarters, whereby the Company will surrender to the landlord approximately 165,000 square feet of office space and pay an aggregate of $79.0 million in termination payments. The surrendering of space and payment of termination fees will occur in three tranches: approximately 52,000 square feet and $28.1 million paid in October 2023 upon the execution of the lease amendment, 54,000 square feet and $14.9 million paid in June 2024, and the remaining 59,000 feet and $36.0 million paid in January 2025.

As a result of the lease amendment, the Company remeasured its related lease liability and right-of-use asset using its estimated incremental borrowing rate as of the modification date and using a relative standalone price reallocation of total contract consideration between the lease and non-lease components of the contract. The non-lease components include common area maintenance costs, which are significant in relation to the overall agreement. The determination of the standalone price of the lease and non-lease components involved judgment and was based on assumptions including future market rent rates, free rent periods and anticipated increases to common area maintenance costs.

As a result of the lease amendment, the Company recognized a one-time gain of $158.8 million in the fourth quarter of 2023 from the corresponding remeasurement of the lease liability and adjustment of the right-of-use asset (which was previously impaired), partially offset by an increase in the liability for unrecoverable common area maintenance costs. The gain is recorded within net (gain) loss on real estate assets in the consolidated statement of operations. Following the execution of the lease amendment, the Company's remaining lease liability associated with its corporate headquarters lease was $149.8 million as of the year ended December 31, 2023. The liability for unrecoverable common area maintenance costs totaled $70.2 million and $70.0 million as of December 31, 2023 and 2022, respectively. The liability increased $18.9 million in the fourth quarter of 2023 as a result of the lease amendment, offset by payments in the same period. The liability for unrecoverable common area maintenance costs is recorded within accrued and other current liabilities and other liabilities.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2023, the Company has $14.0 million in commitments for an operating lease that has not yet commenced, and therefore is not included in the right-of-use asset or operating lease liability. This operating lease commenced in January 2024 with a lease term of 4.5 years.

Note 10. Commitments and Contingencies

Other commitments
Other commitments include payments to third-party vendors for services related to the Company's infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2023, are as follows, and exclude non-cancelable rent payments from the Company's subtenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2024	$128.8	$103.0	$57.6
2025	90.3	114.0	58.0
2026	62.3	58.2	60.7
2027	25.6	58.1	0.1
2028	0.2	57.9	0.2
Thereafter	—	283.5	15.1
Future minimum payments	307.2	$674.7	$191.7
Less interest and taxes	(22.5)
Less current portion of the present value of minimum lease payments	(116.2)
Financing lease obligations, net of current portion	$168.5

(1)This balance includes short-term lease obligations and $228.3 million of future contractual rent payments allocated to non-lease components.
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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
Non-income taxes payable	$60.3	$76.4
Accrued legal and other external fees	28.8	25.5
Acquisition indemnification holdbacks(1)	16.9	—
Other accrued and current liabilities	49.2	38.0
Total accrued and other current liabilities	$155.2	$139.9
(1) Acquisition indemnification holdbacks were reclassified from other non-current liabilities as of December 31, 2022 to accrued and other current liabilities as of December 31, 2023 on the consolidated balance sheets.
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

As of December 31, 2023, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 1.5 million and 0.6 million shares into an equivalent number of shares of Class A common stock during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, 256.0 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2022, 267.2 million shares of Class A common stock, 82.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2023 and 2022 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of December 31, 2023 and 2022, respectively. See "Co-Founder Grant" section below for further details.

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

During the year ended December 31, 2023, the Company repurchased and subsequently retired 22.7 million shares of its Class A common stock for an aggregate amount of $542.8 million. Included in the cost of treasury stock acquired pursuant to

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. During the year ended December 31, 2022, the Company repurchased and subsequently retired 35.6 million shares of its Class A common stock, for an aggregate amount of $795.4 million.

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

As of December 31, 2023, there were 30.6 million stock-based awards issued and outstanding and 110.0 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2023 and 2022:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance as of December 31, 2021	95.2	0.9	$12.09	5.4	$10.0	27.8	$24.17
Additional shares authorized	18.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	3.00	—	—	(14.3)	23.37
Options and restricted stock units and awards canceled	6.6	(0.4)	18.53	—	—	(6.5)	23.72
Shares withheld related to net share settlement of restricted stock units and awards	5.1	—	—	—	—	—	23.40
Options and restricted stock units and awards granted	(27.8)	—	$—	—	$—	27.8	$22.68
Balance at December 31, 2022	97.9	0.4	$11.30	4.5	$4.5	34.8	$23.40
Additional shares authorized	17.5	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.2)	10.27	—	—	(15.1)	22.77
Options and restricted stock units and awards canceled / expired	11.5	—	—	—	—	(11.5)	23.46
Shares withheld related to net share settlement of restricted stock units and awards	5.3	—	—	—	—	—	—
Options and restricted stock units and awards granted	(22.2)	—	—	—	—	22.2	22.65
Balance as of December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Vested at December 31, 2023		0.2	$13.54	3.9	$2.2	—	$—
Unvested at December 31, 2023		—	$—	—	$—	30.4	$23.16

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Intrinsic value of options exercised	$3.3	$2.9

As of December 31, 2023, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $684.6 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.6 years as of December 31, 2023.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $9.4 million and $11.7 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, unamortized stock-based compensation expense related to the Co-Founder Grant was $2.4 million.

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$345.7	$107.9	$426.8	$126.4	$263.9	$71.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	260.1	81.1	278.6	82.6	304.9	83.1
Net income per common share, basic	$1.33	$1.33	$1.53	$1.53	$0.87	$0.87
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$345.7	$107.9	$426.8	$126.4	$263.9	$71.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	107.9	—	126.4	—	71.9	—
Reallocation of net income to Class B common stock	—	(1.4)	—	(0.7)	—	(1.3)
Net income attributable to common stockholders for diluted EPS	$453.6	$106.5	$553.2	$125.7	$335.8	$70.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	260.1	81.1	278.6	82.6	304.9	83.1
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.4	—	2.1	—	7.8	0.1
Conversion of Class B to Class A common stock	81.1	—	82.6	—	83.1	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	345.6	81.1	363.3	82.6	395.8	83.2
Net income per common share, diluted	$1.31	$1.31	$1.52	$1.52	$0.85	$0.85

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year Ended December 31,
	2023	2022	2021
Restricted stock units and awards	6.9	20.4	2.4
Options to purchase shares of common stock	—	0.3	0.1
Co-Founder Grant	8.3	8.3	9.3
Convertible Senior Notes	37.8	37.8	31.9
Warrants	37.8	37.8	31.9
Total	90.8	104.6	75.6

Note 14. Income Taxes

For the years ended December 31, 2023, 2022, and 2021, the Company’s income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$385.8	$37.8	$185.3
Foreign	168.6	154.9	114.0
Income before income taxes	$554.4	$192.7	$299.3
The components of the (provision for) benefit from income taxes in the years ended December 31, 2023, 2022, and 2021, were as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(37.6)	$(13.2)	$(0.4)
State	(14.6)	(15.3)	(0.7)
Foreign	(10.7)	(7.5)	(2.5)
Deferred:
Federal	(23.0)	386.7	2.2
State	2.7	30.0	0.4
Foreign	(17.6)	(20.2)	37.5
(Provision for) benefit from income taxes	$(100.8)	$360.5	$36.5

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2023	2022	2021
Provision for income taxes at federal statutory rate	$(116.4)	$(40.5)	$(62.8)
State taxes, net of federal benefit	(14.6)	(4.9)	(5.5)
Foreign rate differential	(20.9)	(34.0)	0.9
Research and other credits	60.9	45.3	38.1
Non-deductible compensation	(7.4)	(3.4)	(6.2)
Permanent differences	(0.8)	(1.8)	(0.8)
Change in valuation allowance	(2.4)	409.9	51.4
Stock-based compensation	2.7	(4.3)	23.5
Other non-deductible items	(1.9)	(5.8)	(2.1)
(Provision for) benefit from income taxes	$(100.8)	$360.5	$36.5

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$18.9	$40.8
Research credit carryforwards	217.1	268.9
Stock-based compensation	24.8	24.1
Accruals and reserves	29.0	36.8
Lease liability	72.5	141.8
Convertible senior notes	37.1	47.5
Capitalized research expenditures	233.3	123.9
Other	0.2	0.6
Gross deferred tax assets	632.9	684.4
Valuation allowance	(116.3)	(111.6)
Total deferred tax assets, net of valuation allowance	516.6	572.8
Deferred tax liabilities:
Fixed assets and intangible assets	21.8	14.4
Right-of-use assets	31.4	59.5
Other	3.0	0.2
Total deferred tax liability	56.2	74.1
Net deferred tax assets	$460.4	$498.7

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2023, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2023, the Company had $10.7 million of federal, $41.1 million of state, and $25.0 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $5.7 million will begin to expire in 2032 and $5.0 million will carryforward indefinitely, while state net operating losses begin to expire in 2038. The foreign net operating loss carryforwards will carryforward indefinitely.
As of December 31, 2023, the Company had research credit carryforwards of $203.0 million and $171.0 million for federal and state income tax purposes, respectively, of which $89.3 million and $44.8 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal and state credit carryforwards will begin to expire in 2039 and 2032, respectively.
As of December 31, 2023, the Company had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely. The Company also had $3.1 million of state enterprise zone credit carryforwards, which will begin to expire in 2024.
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
As of December 31, 2023, the balance of unrecognized tax benefits was $149.8 million of which $106.0 million, if recognized, would affect the effective tax rate and $43.8 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$127.2	$107.3	$91.4
Gross increases related to prior period tax positions	3.4	—	—
Gross decreases related to prior period tax positions	(0.7)	—	(0.3)
Gross increases related to current period tax positions	21.1	20.3	18.5
Reductions due to lapse in statute of limitations	(1.2)	(0.4)	(1.5)
Reductions due to settlements with taxing authorities	—	—	(0.8)
Balance of gross unrecognized tax benefits at the end of the fiscal year	$149.8	$127.2	$107.3
The Company recognizes interest and/or penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, the amount of accrued interest and penalties related to uncertain tax positions was $6.7 million. Interest and penalties recognized for the years ended December 31, 2023, 2022, and 2021 was $1.3 million, $1.7 million, and $0.4 million, respectively.
It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.
The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2009 remain open for examination by the federal and state authorities, and from 2015 by foreign authorities.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries that the Company intends to reinvest indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2023, there was no deferred tax liability on undistributed earnings, and the Company determined the amount of undistributed deferred tax liability to be immaterial.
The Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. Ireland and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2023	2022
United States	$302.4	$300.2
International (1)	6.8	8.2
Total property and equipment, net	$309.2	$308.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2023 and 2022.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
United States	$1,419.4	$1,264.2	$1,130.0
International (1)	1,082.2	1,060.7	1,027.9
Total revenue	$2,501.6	$2,324.9	$2,157.9

(1) No single country outside of the United States accounted for more than 10% of total revenue during the years ended December 31, 2023, 2022 and 2021 respectively.

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
Our management, under the supervision of our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 5, 2023, Andrew Houston, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement in his individual capacity and as trustee on behalf of Andrew Houston Revocable Trust u/a/d 9/7/2011, providing for the sale from time to time of an aggregate of up to (i) 8,266,666 shares of our Class A common stock, all of which is subject to restricted stock awards that were granted to Mr. Houston pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals, and (ii) 3,100,000 shares of our Class B common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2024 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2023.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38434	3.1	December 15, 2023

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.5	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank National Association (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-38434	4.3	February 26, 2021

4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-38434	4.4	February 26, 2021

4.8	Description of Capital Stock	10-Q	001-38434	4.1	August 7, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements.	10-K	001-38434	10.2	February 19, 2021

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

		Form	File Number	Exhibit	Filed with SEC
10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	10-K	001-38434	10.8	February 19, 2021

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+*	Revised Form of Change of Control and Severance Agreement as of February 2024 between the Registrant and certain executive officers

10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.14	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.15	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.16	Third Amendment and Restatement Agreement to the Revolving Credit and Guaranty Agreement, by and among the Registrant, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of February 23, 2021.	8-K	001-38434	10.6	February 26, 2021

10.17	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule I thereto.	8-K	001-38434	10.1	February 26, 2021

10.18	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.19	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.20	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.21	Form of 2028 Warrant Confirmation.	8-K	001-38434	10.5	February 26, 2021

10.22+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

10.23	Eighth Amendment to Office Lease, dated November 1, 2021 and executed on December 16, 2021, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.26	February 18, 2022

		Form	File Number	Exhibit	Filed with SEC
10.24*	Eleventh Amendment to Office Lease, dated October 1, 2023 and executed on October 17, 2023, by and between the Registrant and KRE Exchange Owner LLC

10.25+*	Offer Letter between the Registrant and Eric Cox

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Dropbox, Inc. Incentive- Based Compensation Recovery Policy

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Stockholders' (Deficit) Equity, and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 16, 2024.

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

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 16, 2024

/s/ Timothy J. Regan Timothy J. Regan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 16, 2024

/s/ Andrew Moore Andrew Moore	Director	February 16, 2024

/s/ Abhay Parasnis Abhay Parasnis	Director	February 16, 2024

/s/ Donald W. Blair Donald W. Blair	Director	February 16, 2024

/s/ Karen A. Peacock Karen A. Peacock	Director	February 16, 2024

/s/ Lisa Campbell Lisa Campbell	Director	February 16, 2024

/s/ Michael Seibel Michael Seibel	Director	February 16, 2024

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 16, 2024

/s/ Sara Mathew Sara Mathew	Director	February 16, 2024