Form 10-Q
period 2024-03-31
DROPBOX, INC.
filed 2024-05-10
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Dropbox, Inc.
1800 Owens Street
San Francisco, California 94158
(415) 930-7766
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

As of May 6, 2024, there were 250,339,500 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 428,155 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 79,852,707 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to prevent security breaches and our liability or other potential legal, regulatory, or reputational consequences of any unauthorized access to our data or our customer data;

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

•We have in the past and may continue to experience privacy and data security breaches or incidents.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$548.9	$614.9
Short-term investments	627.0	741.1
Trade and other receivables, net	66.7	68.7
Prepaid expenses and other current assets	96.6	91.9
Total current assets	1,339.2	1,516.6
Property and equipment, net	315.0	309.2
Operating lease right-of-use asset	177.6	183.8
Intangible assets, net	51.6	58.1
Goodwill	401.8	402.2
Deferred tax assets	460.8	460.4
Other assets	51.7	53.2
Total assets	$2,797.7	$2,983.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$32.0	$38.5
Accrued and other current liabilities	160.2	155.2
Accrued compensation and benefits	42.7	109.2
Operating lease liability	75.0	57.4
Finance lease obligation	115.1	116.2
Deferred revenue	741.8	725.0
Total current liabilities	1,166.8	1,201.5
Operating lease liability, non-current	281.6	310.7
Finance lease obligation, non-current	164.2	168.5
Convertible senior notes, net, non-current	1,378.7	1,377.8
Other non-current liabilities	83.6	90.8
Total liabilities	3,074.9	3,149.3
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	2,554.8	2,598.0
Accumulated deficit	(2,811.6)	(2,742.3)
Accumulated other comprehensive loss	(20.4)	(21.5)
Total stockholders' deficit	(277.2)	(165.8)
Total liabilities and stockholders' deficit	$2,797.7	$2,983.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$631.3	$611.1
Cost of revenue(1)	105.8	116.8
Gross profit	525.5	494.3
Operating expenses:(1)
Research and development	219.1	235.2
Sales and marketing	108.8	119.2
General and administrative	54.1	55.8
Total operating expenses	382.0	410.2
Income from operations	143.5	84.1
Interest income, net	7.3	3.9
Other income (loss), net	0.3	(0.4)
Income before income taxes	151.1	87.6
Provision for income taxes	(18.8)	(18.6)
Net income	$132.3	$69.0
Net income per share-basic and diluted:
Basic net income per share	$0.40	$0.20
Diluted net income per share	$0.39	$0.20
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	334.8	347.1
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	340.7	348.8

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$5.2	$5.4
Research and development(2)	55.4	52.9
Sales and marketing	5.1	5.5
General and administrative	12.3	12.2
Total stock-based compensation	$78.0	$76.0

(2) On March 15, 2023, the Company's President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$132.3	$69.0
Other comprehensive income:
Change in foreign currency translation adjustments	(1.1)	(0.7)
Change in net unrealized gains and losses on short-term investments	2.2	10.3
Total other comprehensive income	$1.1	$9.6
Comprehensive income	$133.4	$78.6

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31, 2024						Three Months Ended March 31, 2023
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	3.4	—	—	—	—	—	3.7	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.3)	—	(12.5)	(28.8)	—	(41.3)	(1.4)	—	(12.9)	(21.2)	—	(34.1)
Repurchases of common stock	(11.1)	—	(108.8)	(172.8)	—	(281.6)	(8.1)	—	(73.3)	(103.2)	—	(176.5)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	0.1	—	0.2	—	—	0.2
Stock-based compensation	—	—	78.0	—	—	78.0	—	—	76.0	—	—	76.0
Other comprehensive income	—	—	—	—	1.1	1.1	—	—	—	—	9.6	9.6
Net income	—	—	—	132.3	—	132.3	—	—	—	69.0	—	69.0
Balances at end of period	327.7	$—	$2,554.8	$(2,811.6)	$(20.4)	$(277.2)	343.7	$—	$2,501.6	$(2,827.5)	$(39.3)	$(365.2)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities
Net income	$132.3	$69.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.4	42.5
Stock-based compensation	78.0	76.0
Amortization of debt issuance costs	1.1	1.0
Amortization of deferred commissions	7.5	10.7
Non-cash operating lease expense	9.3	12.7
Deferred taxes	(0.5)	3.4
Other	1.2	0.7
Changes in operating assets and liabilities:
Trade and other receivables, net	1.6	(3.8)
Prepaid expenses and other current assets	(10.7)	(7.2)
Other assets	0.9	1.1
Accounts payable	(8.2)	(0.3)
Accrued and other current liabilities	(5.5)	25.6
Accrued compensation and benefits	(66.3)	(91.6)
Deferred revenue	16.6	24.7
Other non-current liabilities	1.4	(4.7)
Operating lease liabilities	(14.6)	(19.9)
Net cash provided by operating activities	175.5	139.9
Cash flow from investing activities
Capital expenditures	(9.2)	(1.9)
Purchases of short-term investments	(62.3)	(30.9)
Proceeds from sales of short-term investments	55.6	152.7
Proceeds from maturities of short-term investments	123.9	77.6
Other	5.7	3.3
Net cash provided by investing activities	113.7	200.8
Cash flow from financing activities
Payments for taxes related to net share settlement of restricted stock units and awards	(41.3)	(34.1)
Proceeds from issuance of common stock, net of taxes withheld	0.1	0.2
Principal payments on finance lease obligations	(32.1)	(32.0)
Common stock repurchases	(279.4)	(175.4)
Net cash used in financing activities	(352.7)	(241.3)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	0.5
Change in cash and cash equivalents	(66.0)	99.9
Cash and cash equivalents - beginning of period	614.9	232.8
Cash and cash equivalents - end of period	$548.9	$332.7

Supplemental cash flow data:
Property and equipment acquired under finance leases	$26.6	$34.5

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

The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' deficit and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2024 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

The Company’s most significant estimates and judgments are related to the valuation of right-of-use and related lease assets and income taxes.

The Company reviews the useful lives of long-lived assets on an ongoing basis, and effective January 1, 2024, the Company changed the estimate of the useful lives of certain infrastructure server and component assets, which are included in “Property and equipment, net” and are depreciated through cost of revenue, from four to five years. The Company has extended the economic life of these assets in light of recent technological advancements. The effect of this change in estimate during the three months ended March 31, 2024 was a reduction in depreciation expense of $10.4 million and a benefit to net income of $8.1 million, or $0.03 per basic and diluted share. The Company estimates that this change in estimate will have a favorable impact to cost of revenue in fiscal year 2024 of approximately $30.5 million. The impact from the change in the Company's estimate was calculated based on assets that existed as of the effective date of the change and applying the revised estimated useful lives prospectively.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 14 "Geographic Areas" to the Company's condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the Company’s long-lived assets and revenue by geography.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Foreign currency transactions
The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense amounts are translated at the average exchange rate for the period. Foreign currency translation gains and losses are recorded in other comprehensive income, net of tax.

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (loss), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2024 and 2023.

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

The Company recognized $346.5 million and $331.5 million of revenue during the three months ended March 31, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2024, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $813.0 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service based vesting condition over a four-year period vesting quarterly, as the only stock-based awards to its employees, with the exception of restricted stock awards granted to its co-founder and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentive Plans. The Company recognizes compensation expense associated with RSUs on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of restricted stock awards ("RSAs") which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that certain stock price targets may not be satisfied. The first tranche of the Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 11, "Stockholders' Deficit" to the Company's condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 14% and 46% of total trade and other receivables, net as of March 31, 2024. Two distribution partners accounted for 11% and 43% of total trade and other receivables, net as of December 31, 2023. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.6 million and $6.1 million during the three months ended March 31, 2024 and 2023, respectively.

Deferred commissions, net included in prepaid and other current assets were $23.4 million as of both March 31, 2024 and December 31, 2023, respectively. Deferred commissions, net included in other assets were $22.1 million and $22.0 million as of March 31, 2024 and December 31, 2023, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $7.5 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. See Note 8 "Leases" to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information.

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

During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets.
Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis. In the first quarter of 2024, the Company changed the estimate of the useful lives of certain infrastructure server and component assets from four to five years. See "Use of estimates" within Note 1 above for further information.

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

Recently issued accounting pronouncements not yet adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This change requires application on a fully retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2024 and December 31, 2023 consisted of the following:

	As of March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$109.7	$—	$—	$109.7
Cash equivalents
Money market funds	439.2	—	—	439.2
Total cash & cash equivalents	$548.9	$—	$—	$548.9
Short-term investments
Corporate notes and obligations	337.0	0.2	(9.1)	328.1
U.S. Treasury securities	163.4	—	(5.6)	157.8
Asset backed securities	61.0	—	(1.8)	59.2
Municipal securities	42.8	—	(1.7)	41.1
Commercial paper	27.0	—	—	27.0
Certificates of deposit	6.7	—	—	6.7
U.S. agency obligations	3.8	—	(0.3)	3.5
Foreign government obligations	2.0	—	(0.1)	1.9
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	645.5	0.2	(18.7)	627.0
Total	$1,194.4	$0.2	$(18.7)	$1,175.9

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	81.3	$—	$—	81.3
Cash equivalents
Money market funds	514.8	—	—	514.8
U.S. Treasury securities	10.0	—	—	10.0
Commercial paper	4.4	—	—	4.4
Corporate notes and obligations	2.9	—	—	2.9
Certificates of deposit	1.3	—	—	1.3
Municipal securities	0.2	—	—	0.2
Total cash & cash equivalents	$614.9	$—	$—	$614.9
Short-term investments
Corporate notes and obligations	359.6	0.4	(10.3)	349.7
U.S. Treasury securities	231.2	0.2	(6.1)	225.3
Asset backed securities	72.3	—	(2.3)	70.0
Municipal securities	48.3	—	(2.0)	46.3
Commercial paper	30.7	—	—	30.7
Certificates of deposit	8.4	—	—	8.4
U.S. agency obligations	6.0	—	(0.3)	5.7
Foreign government obligations	3.5	—	(0.2)	3.3
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	761.8	0.6	(21.3)	741.1
Total	$1,376.7	$0.6	$(21.3)	$1,356.0

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $22.1 million and $17.0 million as of March 31, 2024 and December 31, 2023, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2024 and December 31, 2023.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2024:

	As of March 31, 2024
	Amortized cost	Estimated fair value
Due within one year	$191.8	$189.9
Due between one to three years	415.7	400.2
Due after three years	38.0	36.9
Total	$645.5	$627.0

The Company had 384 short-term investments in unrealized loss positions as of March 31, 2024. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023.

As of March 31, 2024, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $18.7 million as of March 31, 2024. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2024 and December 31, 2023:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$57.2	$(0.2)	$197.2	$(8.9)	$254.4	$(9.1)
U.S. Treasury securities	38.7	(0.4)	96.4	(5.2)	135.1	(5.6)
Asset backed securities	1.6	—	55.2	(1.8)	56.8	(1.8)
Municipal securities	—	—	40.9	(1.7)	40.9	(1.7)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	1.8	(0.1)	1.8	(0.1)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$97.5	$(0.6)	$396.6	$(18.1)	$494.1	$(18.7)

	As of December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$25.1	$(0.1)	$240.3	$(10.2)	$265.4	$(10.3)
U.S. Treasury securities	17.8	(0.1)	174.0	(6.0)	191.8	(6.1)
Asset backed securities	0.6	—	66.0	(2.3)	66.6	(2.3)
Municipal securities	—	—	46.1	(2.0)	46.1	(2.0)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	3.3	(0.2)	3.3	(0.2)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$43.5	$(0.2)	$534.8	$(21.1)	$578.3	$(21.3)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $11.9 million and $7.2 million during the three months ended March 31, 2024 and 2023, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$439.2	$—	$—	$439.2
Total cash equivalents	$439.2	$—	$—	$439.2
Short-term investments
Corporate notes and obligations	—	328.1	—	328.1
U.S. Treasury securities	—	157.8	—	157.8
Asset backed securities	—	59.2	—	59.2
Municipal securities	—	41.1	—	41.1
Commercial paper	—	27.0	—	27.0
Certificates of deposit	—	6.7	—	6.7
U.S. agency obligations	—	3.5	—	3.5
Foreign government obligations	—	1.9	—	1.9
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	627.0	—	627.0
Total	$439.2	$627.0	$—	$1,066.2

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

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of March 31, 2024. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of March 31, 2024 was approximately $674.9 million and $649.3 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Datacenter and other computer equipment	$811.3	$783.2
Furniture and fixtures	11.7	11.6
Leasehold improvements	101.0	96.1
Construction in progress	0.6	4.6
Total property and equipment	924.6	895.5
Accumulated depreciation and amortization	(609.6)	(586.3)
Property and equipment, net	$315.0	$309.2

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2024 and December 31, 2023 included a total of $455.3 million and $457.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $230.9 million and $234.7 million as of March 31, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $24.8 million and $35.0 million for the three months ended March 31, 2024 and 2023, respectively.

Note 5.Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2024	2023	2024
Developed technology	$74.3	$74.3	3.3
Customer relationships	43.2	43.2	1.1
Patents	19.4	19.4	3.2
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	1.6
Licenses	4.8	4.6	4.7
Assembled workforce in asset acquisitions	3.4	3.4	2.1
Other	1.3	1.3	1.6
Total intangibles	161.1	160.9
Accumulated amortization	(109.5)	(102.8)
Intangible assets, net	$51.6	$58.1
Amortization expense was $6.7 million and $7.5 million for the three months ended March 31, 2024 and 2023, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Expected future amortization expense for intangible assets as of March 31, 2024 is as follows:

Intangible assets
Remainder of 2024	$18.4
2025	14.9
2026	10.5
2027	7.0
2028	0.2
2029	—
Thereafter	0.6
Total	$51.6

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2023	$402.2
Effect of foreign currency translation	(0.4)
Balance at March 31, 2024	$401.8

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended March 31, 2024 and December 31, 2023.

Note 7.Debt

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of March 31, 2024 and December 31, 2023, respectively.

The Company had an aggregate of $31.2 million of letters of credit outstanding under the revolving credit facility as of March 31, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $468.8 million as of March 31, 2024. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through March 31, 2024. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of March 31, 2024.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of March 31, 2024. In addition, during the three months ended March 31, 2024 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of March 31, 2024 and December 31, 2023.

	2026 Notes	2028 Notes	Total
March 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.3)	(6.1)	(10.4)
Carrying value, net	$691.5	$687.2	$1,378.7

December 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.8)	(6.5)	(11.3)
Carrying value, net	$691.0	$686.8	$1,377.8

During the three months ended March 31, 2024 and 2023, the Company recognized $0.5 million and $0.6 million in interest expense for the 2026 Notes, respectively, and $0.4 million in interest expense for the 2028 Notes, with such interest expense consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of March 31, 2024.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
Remainder of 2024	$—
2025	—
2026	695.8
2027	—
2028	693.3
2029	—
Thereafter	—
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of March 31, 2024, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2024, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

Note 8.Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of under 1 year to 12 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.5 million and $4.5 million during the three months ended March 31, 2024 and 2023, respectively.

Future minimum lease payments under non-cancellable leases as of March 31, 2024 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2024	$57.9	$99.7
2025	77.3	97.9
2026	40.4	69.9
2027	39.8	33.1
2028	38.6	1.2
2029	37.8	—
Thereafter	139.0	—
Total future minimum lease payments	$430.8	$301.8
Less imputed interest	(74.1)	(22.5)
Less tenant improvement receivables	(0.1)	—
Total liability	$356.6	$279.3
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future non-cancelable rent payments from the Company's subtenants as of March 31, 2024 were as follows:

Operating leases
Remainder of 2024	$13.0
2025	12.4
2026	8.2
2027	7.9
2028	7.7
2029	5.1
Thereafter	13.7
Total future sublease rent payments, net	68.0

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which reduced the Company's borrowing capacity under the revolving credit facility. As of March 31, 2024, the Company's remaining minimum obligation under the lease for its headquarters was $191.2 million.

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

During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets.

As of March 31, 2024, the Company had $85.7 million in commitments for leases that have not yet commenced, and therefore is not included in the right-of-use asset or lease liability. These leases will commence in 2024 and 2025, with lease terms of 6 to 7 years.

Note 9. Commitments and Contingencies

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2024	December 31, 2023
Non-income taxes payable	$60.1	$60.3
Accrued legal and other external fees	24.1	28.8
Acquisition indemnification holdbacks	16.9	16.9
Other accrued and current liabilities	59.1	49.2
Total accrued and other current liabilities	$160.2	$155.2

Note 11.Stockholders’ Deficit

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

As of March 31, 2024, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.7 million and 0.5 million shares into an equivalent number of Class A common stock during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, 247.7 million shares of Class A common stock, 80.0 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2023, 256.0 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2024 and December 31, 2023 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of March 31, 2024 and December 31, 2023, respectively. See "Co-Founder Grant" section below for further details.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized the Company to repurchase up to $1.2 billion of the Company's outstanding shares of Class A common stock. In July 2023 the Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The Company completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
2023 authorization. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three months ended March 31, 2024 and 2023, the Company repurchased and subsequently retired 11.1 million and 8.1 million shares of its Class A common stock, respectively, for an aggregate amount of $281.6 million and $176.5 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

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

As of March 31, 2024, there were 27.5 million stock-based awards issued and outstanding and 127.8 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2024:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Additional shares authorized	16.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	—	—	—	—	(3.4)	23.14
Options and restricted stock units and awards canceled	1.5	—	—	—	—	(1.5)	23.17
Shares withheld related to net share settlement of restricted stock units and awards	1.3	—	—	—	—	—	—
Options and restricted stock units and awards granted	(1.8)	—	—	—	—	1.8	28.07
Balance as of March 31, 2024	127.8	0.2	$13.54	3.6	$1.3	27.3	$23.48
Vested at March 31, 2024		0.2	$13.54	3.6	$1.3	—	$—
Unvested at March 31, 2024		—	$—	—	$—	27.3	$23.48

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Intrinsic value of options exercised	$0.2	$0.9

As of March 31, 2024, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $624.0 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.5 years as of March 31, 2024.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $1.1 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, unamortized stock-based compensation expense related to the Co-Founder Grant was $1.3 million.

Note 12. Net Income Per Share

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$100.5	$31.8	$52.7	$16.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	254.4	80.4	265.2	81.9
Net income per common share, basic	$0.40	$0.40	$0.20	$0.20
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$100.5	$31.8	$52.7	$16.3
Reallocation of net income as a result of conversion of Class B to Class A common stock	31.8	—	16.3	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$132.3	$31.3	$69.0	$16.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	254.4	80.4	265.2	81.9
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	5.9	—	1.7	—
Conversion of Class B to Class A common stock	80.4	—	81.9	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	340.7	80.4	348.8	81.9
Net income per common share, diluted	$0.39	$0.39	$0.20	$0.20

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended March 31,
	2024	2023
Restricted stock units and awards	1.9	21.4
Options to purchase shares of common stock	—	0.1
Co-Founder Grant	8.3	8.3
Convertible Senior Notes	37.8	37.8
Warrants	37.8	37.8
Total	85.8	105.4

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $18.8 million and $18.6 million for the three months ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, and March 31, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2024, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $7.2 million during the three months ended March 31, 2024. The increase was primarily driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period of approximately $6.8 million, of which $5.1 million, if recognized, would affect the Company's effective tax rate and $1.7 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

The Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or have begun to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law effective for fiscal years starting on or after December 31, 2023. Ireland and certain jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Note 14. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2024	December 31, 2023
United States	$308.5	$302.4
International (1)	$6.5	$6.8
Total property and equipment, net	$315.0	$309.2

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2024 and December 31, 2023.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
United States	$358.3	$345.9
International (1)	273.0	265.2
Total revenue	$631.3	$611.1

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2024 and 2023, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.16 million paying users.

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

Our premium subscription plans, such as Professional and Advanced, provide more functionality than our other subscription plans and have higher per user prices. Our Standard and Advanced subscription plans offer robust capabilities for businesses, and the vast majority of Dropbox Business teams purchase our Standard or Advanced subscription plans. While our Enterprise subscription plan offers more opportunities for customization, companies can subscribe to any of these team plans for their business needs.

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

During the three months ended March 31, 2024 and 2023, we did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. See Note 8, "Leases" for additional information. We may incur additional impairment charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy. In addition to generating sublease income, we expect that as a result of our Virtual First model, we will continue to see savings in certain areas, including reductions in facilities related costs and depreciation expense.

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Worsening economic conditions including inflation, higher interest rates, fluctuations in foreign exchange rates, and other conditions may adversely impact our results of operations and financial performance.

During the three months ended March 31, 2024, we saw seasonal strength within our FormSwift business, and better than anticipated performance within DocSend and Dropbox Sign. Additionally, we continued to see pressure across Individual and Teams plans as businesses are facing a challenging operating environment.

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

Cybersecurity

In April 2024, we became aware of unauthorized access to the Dropbox Sign production environment, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024. Our investigation of this incident is ongoing and we may discover other impacts or new events related to this incident may occur that could affect our business operations, financial condition or results of operation.

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

Our ARR fluctuates and may decline in some periods as compared to prior periods. For example, ARR increased in the first quarter of 2024 as compared to the fourth quarter of 2023 as a result of seasonality within our business. We expect to drive ARR growth, however the pace of our future growth may be lower relative to prior periods.

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

Total ARR increased for the period ended March 31, 2024, compared to the period ended March 31, 2023 primarily driven by an increase in paying users through our outbound channels, as well as FormSwift seasonality.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2024.

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
	(In millions)
Total ARR	$2,556	$2,523	$2,468

	As of
Constant Currency	March 31, 2024	December 31, 2023	March 31, 2023
	(In millions)
Total ARR	$2,556	$2,540	$2,485

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

The number of paying users as of March 31, 2024 grew as compared to December 31, 2023 and March 31, 2023, largely from outbound channels as well as from FormSwift seasonality. However, our overall paying user growth rate has declined and may decline in the future.

The total number of paying users fluctuates and may increase in some periods as compared to prior periods. For example, paying users increased in the first quarter of 2024 as compared to the fourth quarter of 2023 primarily as a result of outbound sales channels as well as expected seasonality within our business. We expect to drive paying user growth, however the pace of our future growth may be lower relative to prior periods.

The below table sets forth the number of paying users as of March 31, 2024, December 31, 2023, and March 31, 2023.

	As of
	March 31, 2024	December 31, 2023	March 31, 2023
	(In millions)
Paying users	18.16	18.12	17.90

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

As a result of an increased mix of sales towards our higher-priced subscription plans, and FormSwift seasonality we experienced an increase in our average revenue per paying user for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

The below table sets forth our ARPU for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
ARPU	$139.59	$138.97

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

Our FCF increased for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to an increase in cash provided by operating activities for the reasons discussed below, including an increase in net income due to operating efficiencies following our reduction in workforce in 2023, partially offset by an increase in capital expenditures.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	175.5	139.9
Capital expenditures	(9.2)	(1.9)
Free cash flow	$166.3	$138.0

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

Our revenue growth is impacted by our number of paying users, as well as our ability to increase the average revenue per paying user. Our overall paying user growth rate has declined and we expect growth in paying users to fluctuate from period to period in the future. Accordingly, if we do not increase the average revenue per paying user, for example through pricing and packaging changes or increased sales of our higher-priced subscription plans, to offset slower growth or decline in paying users, our revenue and revenue growth rate will decline.

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to the datacenters.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will decrease in absolute dollars in the near term due to a one time benefit of increasing the useful lives of certain infrastructure server and component assets from four to five years and increase in absolute dollars in the long term as the benefit lapses. See Note 1. "Description of the Business and Summary of Significant Accounting Policies - Use of Estimates" for additional information.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We generally expect our gross margin to increase in the near term due to the useful lives of certain infrastructure server and component assets increasing from four to five years and remain relatively constant in the long term.

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in the near term and fluctuate in absolute dollars and decrease as a percentage of revenue in the long term, and we plan to continue to hire employees for our engineering, product, and design teams in roles critical to our future growth initiatives.

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

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include allocated overhead, outside legal, accounting and other professional fees, non income-based taxes, and the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder.

We expect to incur additional general and administrative expenses to support the growth of the Company. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and remain relatively constant in both the near term and the long term as a percentage of revenue.

Interest income, net
Interest income, net consists primarily of interest income earned on our investments classified as cash and cash equivalents and short-term investments as well as interest expense related to our finance lease obligations for infrastructure and amortization of debt issuance costs.

Other income (loss), net
Other income (loss), net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2024 and 2023, the difference between the U.S. statutory rate and our effective tax rate is primarily due to jurisdictional mix of earnings, tax credits and state income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenue	$631.3	$611.1
Cost of revenue(1)	105.8	116.8
Gross profit	525.5	494.3
Operating expenses:(1)
Research and development	219.1	235.2
Sales and marketing	108.8	119.2
General and administrative	54.1	55.8
Total operating expenses	382.0	410.2
Income from operations	143.5	84.1
Interest income, net	7.3	3.9
Other income (loss), net	0.3	(0.4)
Income before income taxes	151.1	87.6
Provision for income taxes	(18.8)	(18.6)
Net income	$132.3	$69.0

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Cost of revenue	$5.2	$5.4
Research and development(2)	55.4	52.9
Sales and marketing	5.1	5.5
General and administrative	12.3	12.2
Total stock-based compensation	$78.0	$76.0

(2) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)	17	19
Gross profit	83	81
Operating expenses(1):
Research and development	35	38
Sales and marketing	17	20
General and administrative	9	9
Total operating expenses	61	67
Income from operations	23	14
Interest income, net	1	1
Other income (loss), net	—	—
Income before income taxes	24	14
Provision for from income taxes	(3)	(3)
Net income	21%	11%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2024	2023
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development(2)	9	9
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	12%	12%

(2) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended March 31, 2024 and 2023

Revenue

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$631.3	$611.1	$20.2	3.3%

Revenue increased $20.2 million or 3.3% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 primarily due to an increase in paying users and an increased mix of sales towards our higher-priced subscription plans, which together contributed to an increase of $19.5 million in revenue. In addition, revenue was positively impacted by $0.7 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$105.8	$116.8	$(11.0)	(9.4)%
Gross profit	525.5	494.3	31.2	6.3%
Gross margin	83%	81%

Cost of revenue decreased $11.0 million or 9.4% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to decreases of $9.1 million in infrastructure costs primarily as a result of the change in useful lives from 4 to 5 years for certain infrastructure and component assets and $1.2 million in employee-related costs.

Our gross margin increased during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a 3.3% increase in revenue during the period and a decrease in our cost of revenue as described above.

Research and development

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$219.1	$235.2	$(16.1)	(6.8)%

Research and development expenses decreased $16.1 million or 6.8% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to decreases of $10.3 million in employee-related costs and $5.1 million in allocated overhead.

Sales and marketing

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$108.8	$119.2	$(10.4)	(8.7)%

Sales and marketing expenses decreased $10.4 million or 8.7% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to decreases of $5.4 million in employee-related costs and
$4.4 million related to advertising and other marketing related expenses.

General and administrative

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$54.1	$55.8	$(1.7)	(3.0)%

General and administrative expenses decreased $1.7 million or 3.0% during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a decrease of $4.1 million in non-income based taxes. This decrease was offset by an increase of $1.4 million in employee-related costs.

Interest income, net

Interest income, net increased by $3.4 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to higher interest income as a result of interest rate increases.

Other income (loss), net

Other income (loss), net increased by $0.7 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to a $1.6 million reduction in losses on investments, offset by a $0.8 million decrease in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $0.2 million during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily due to an increase in income before income taxes, offset by an increase in availability of tax credits in the current year.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $548.9 million and short-term investments of $627.0 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2024, $428.3 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of convertible senior notes (the "Notes"), comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series do not bear regular interest and the principal does not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2024, we repurchased and subsequently retired 11.1 million shares of our Class A common stock for an aggregate amount of $281.6 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of March 31, 2024.
As of March 31, 2024, we had no amounts outstanding under the revolving credit facility and an aggregate of $31.2 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $468.8 million as of March 31, 2024.
As of March 31, 2024, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of March 31, 2024, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

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

Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$175.5	$139.9
Net cash provided by investing activities	113.7	200.8
Net cash used in financing activities	(352.7)	(241.3)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	0.5
Net (decrease) increase in cash and cash equivalents	$(66.0)	$99.9

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including stock-based compensation, and depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.
For the three months ended March 31, 2024, net cash provided by operating activities was $175.5 million, which primarily consisted of our net income of $132.3 million, adjusted for stock-based compensation expense of $78.0 million, depreciation and amortization expenses of $31.4 million, and net cash outflow of $84.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The increase of $35.6 million in net cash provided by operating activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to an increase of $44.3 million in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. This was partially offset by an increase of $8.7 million in cash outflows from changes in operating assets and liabilities.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2024, net cash provided by investing activities was $113.7 million, which primarily related to $117.2 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for capital expenditures of $9.2 million related to purchases of infrastructure assets at our datacenters.
The decrease of $87.1 million in net cash provided by investing activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a decrease of $82.2 million in net investment activity inflows and an increase of $7.3 million in cash paid for capital expenditures related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), and principal payments on finance lease obligations for our infrastructure equipment.
For the three months ended March 31, 2024, net cash used in financing activities was $352.7 million, which primarily consisted of $279.4 million for the repurchase of our common stock, $41.3 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $32.1 million in principal payments on finance lease obligations.
The increase of $111.4 million in net cash used in financing activities during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to an increase of $104.0 million in repurchases of our common stock and an increase of $7.2 million in cash paid for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $548.9 million and short-term investments of $627.0 million as of March 31, 2024. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of March 31, 2024, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of March 31, 2024, a hypothetical increase in interest rates by 100 basis points would have resulted in a $7.2 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the three months ended March 31, 2024, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2024 and 2023. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2024 and 2023, respectively.
To date, we have not engaged in any hedging activities to manage foreign currency exchange risk. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

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

At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. Dropbox filed a Motion for Entry of Judgment on August 28, 2023 and is currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. On September 27, 2023, Motion Offense filed a Motion for a New Trial. At a hearing on January 3, 2024, the Court denied Motion Offense’s Motion for a New Trial. On January 8, 2024, the court ordered supplemental briefing relating to the Motion for Entry of Judgment and briefing was completed. On February 27, 2024, Motion Offense filed a Motion for Leave to file a Reply Brief to the supplemental briefing and Dropbox filed its Opposition to the Motion for Leave on March 1, 2024. The Court's decisions are pending.

Before trial, Motion Offense filed a third patent infringement suit against Dropbox out of the same family of patents as the prior two suits. This suit was not consolidated into the trial. Decisions on the parties' Motions to Dismiss and Dropbox's Motion to Stay are currently pending. We believe Motion Offense’s allegations in that suit are similarly without merit and will vigorously defend against them.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2024, we served over 700 million registered users but only 18.16 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Furthermore, events or conditions that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, increased interest rates, or catastrophic events, have in the past caused and may cause in future periods these users to delay or reduce technology spending, which impacted, and may continue to impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue and operating results will be adversely affected.

We have in the past and may continue to experience privacy and data security breaches or incidents.

Unauthorized parties have in the past gained access, and may in the future gain access, to systems, networks, or facilities used in our business through various means, including gaining unauthorized access to our systems, networks, or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024, on April 24, 2024, we became aware of unauthorized access to the Dropbox Sign production environment. We continue to face risks relating to this incident, including harm to our reputation and customer relationships along with litigation and regulatory scrutiny. Our investigation of this incident is ongoing and we may discover other impacts or new events related to this incident may occur that could affect our business operations, financial condition or results of operation. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, or networks, or facilities, or those of third parties on which we rely, or those of any businesses or technologies we have acquired, could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users' content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones. We have also incorporated AI technologies into certain products and expect to continue to incorporate additional AI technologies into our products and otherwise into our business and operations in the future. The use of AI technologies and the accelerated product development lifecycle for AI products may create additional or increase existing cybersecurity risks and may result in security or privacy incidents. Further, cybersecurity attacks may use AI technologies and increase the risk of security incidents.

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

Emerging and evolving cybersecurity threats pose unique challenges and involve sophisticated threat actors. Computer malware, ransomware, viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and increasingly sophisticated network attacks have become more prevalent, particularly against cloud services. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our cybersecurity capabilities and mitigate the risk of a breach or incident. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing adequate funding and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with wars or other armed conflicts. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

In addition, certain developers or other partners who create applications that integrate with our platform, may receive or store information provided by us or by our users through these applications. If these third parties or developers fail to adopt or adhere to adequate data security practices or the Dropbox Developer Terms and Conditions, or in the event of a breach or other compromise of their networks or systems, our data or our users' data may be improperly accessed, used, or disclosed.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features will incur significant costs, we expect to face increasing competition, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union has enacted an Artificial Intelligence Act that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems.

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

In addition, as we continue our shift to Virtual First, we will need less office space than we are currently contractually committed to leasing and, as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which impacted and may in the future impact our ability to achieve or maintain GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. The extended decline in demand for commercial real estate in San Francisco, in particular, has impacted our subleasing strategy and resulted in us taking additional impairment charges beyond our original expectations. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

Our lack of a significant outbound sales force may limit the potential growth of our business.

Historically, our business model has been driven by organic adoption and viral growth, with more than 90% of our revenue generated from self-serve channels. As a result, we do not have a significant outbound sales force, which has enabled us to be more efficient with our sales and marketing spend. Although we believe our business model can continue to scale without a large outbound sales force, our word-of-mouth and user referral marketing model may not continue to be as successful as we anticipate, and our limited experience selling directly to large organizations through our outbound sales force may impede our future growth. As we continue to scale our business, an enhanced sales infrastructure could assist in reaching larger organizations and growing our revenue. Identifying and recruiting additional qualified sales personnel and training them would require significant time, expense, and attention, and would significantly impact our business model. Further, adding more sales personnel would change our cost structure and results of operations, and we may have to reduce other expenses in order to accommodate a corresponding increase in sales and marketing expenses. If our limited outbound sales force and lack of significant experience selling and marketing to large organizations prevents us from reaching larger organizations and growing our revenue, and if we are unable to hire, develop, and retain talented sales personnel in the future, our business, results of operations, and financial condition could be adversely affected.

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

compliance with applicable international laws, regulations, and standards including laws and regulations with respect to labor and employment, privacy, data protection, cybersecurity, consumer protection, tax, export control and sanctions, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

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

For example, the Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or have begun to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law. The directive requires the rules to initially become effective for fiscal years starting on or after December 31, 2023. Ireland and certain other jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company’s effective tax rate, financial position, results of operations, and cash flows.

Other changes to U.S. or non-U.S. tax laws could have an adverse impact on our business, results of operations, financial condition and cash flows.

We have publicly disclosed market opportunity estimates, growth forecasts, and key metrics, including the key metrics included in this Quarterly Report on Form 10-Q, as well as in our other public statements, which could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that go into effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, and Iowa have enacted similar laws that go into effect in 2025, and Indiana has enacted a similar law, that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and the U.S. federal government is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,750 issued patents and more than 250 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of March 31, 2024, our directors and executive officers, and their respective affiliates, held in the aggregate 75.8% of the voting power of our capital stock, with Mr. Houston holding approximately 75.6% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Additionally, our U.S. headquarters is located in the San Francisco Bay Area, a region known for seismic activity, and our insurance coverage may not compensate us for losses that may occur in the event of an earthquake or other significant natural disaster. In addition, acts of terrorism could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, our service could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver products to our users would be impaired, we could lose critical data and we may be subject to increased costs. If we are unable to develop adequate plans to mitigate the impact of a disaster or to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business, results of operations, financial condition, and reputation would be harmed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2024.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	1.08	$30.97	1.08	$1,374.20
February 1 - 29	2.50(3)	$25.86	2.47	$1,310.41
March 1 - 31	7.53	$24.17	7.53	$1,128.37
Total	11.11	$25.21	11.08

(1) On February 17, 2022, we announced that our Board of Directors authorized the repurchase of $1.2 billion of the outstanding shares of our Class A common stock. On July 26, 2023, we announced that our Board of Directors further authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 11 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information related to share repurchases.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 34,454 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On February 28, 2024, Karen Peacock, a member of our Board of directors adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 10,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.

On March 11, 2024, Eric Cox, our Chief Customer Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 21,436 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 10, 2024	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2024	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)