Form 10-Q
period 2024-06-30
DROPBOX, INC.
filed 2024-08-09
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or
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

As of August 5, 2024, there were 245,866,446 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 348,058 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 79,551,154 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to prevent security breaches and our liability or other potential legal, regulatory, or reputational consequences of any unauthorized access to our data or our customer data, including the impact of the incident we experienced in April 2024;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$515.1	$614.9
Short-term investments	547.4	741.1
Trade and other receivables, net	67.1	68.7
Prepaid expenses and other current assets	101.8	91.9
Total current assets	1,231.4	1,516.6
Property and equipment, net	323.7	309.2
Operating lease right-of-use asset	176.9	183.8
Intangible assets, net	56.4	58.1
Goodwill	411.9	402.2
Deferred tax assets	461.5	460.4
Other assets	56.7	53.2
Total assets	$2,718.5	$2,983.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$37.8	$38.5
Accrued and other current liabilities	151.6	155.2
Accrued compensation and benefits	67.0	109.2
Operating lease liability	69.1	57.4
Finance lease obligation	115.5	116.2
Deferred revenue	743.0	725.0
Total current liabilities	1,184.0	1,201.5
Operating lease liability, non-current	274.9	310.7
Finance lease obligation, non-current	167.2	168.5
Convertible senior notes, net, non-current	1,379.7	1,377.8
Other non-current liabilities	84.0	90.8
Total liabilities	3,089.8	3,149.3
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	2,519.9	2,598.0
Accumulated deficit	(2,872.6)	(2,742.3)
Accumulated other comprehensive loss	(18.6)	(21.5)
Total stockholders' deficit	(371.3)	(165.8)
Total liabilities and stockholders' deficit	$2,718.5	$2,983.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$634.5	$622.5	$1,265.8	$1,233.6
Cost of revenue(1)(2)	107.0	120.1	212.8	236.9
Gross profit	527.5	502.4	1,053.0	996.7
Operating expenses:
Research and development(1)(2)	227.1	262.8	446.2	498.0
Sales and marketing(1)(2)	112.5	120.9	221.3	240.1
General and administrative(1)(2)	60.9	60.0	115.0	115.8
Net loss on real estate assets(3)	—	2.2	—	2.2
Total operating expenses	400.5	445.9	782.5	856.1
Income from operations	127.0	56.5	270.5	140.6
Interest income, net	4.7	3.7	12.0	7.6
Other income (loss), net	1.9	(1.2)	2.2	(1.6)
Income before income taxes	133.6	59.0	284.7	146.6
Provision for income taxes	(23.1)	(15.8)	(41.9)	(34.4)
Net income	$110.5	$43.2	$242.8	$112.2
Net income per share-basic and diluted:
Basic net income per share	$0.34	$0.13	$0.74	$0.33
Diluted net income per share	$0.34	$0.13	$0.73	$0.32
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	322.4	341.4	328.6	344.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	323.7	343.8	332.4	346.8

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$6.0	$6.4	$11.2	$11.8
Research and development(4)	64.2	67.4	119.6	120.3
Sales and marketing	6.2	6.3	11.3	11.8
General and administrative	14.1	15.2	26.4	27.4
Total stock-based compensation	$90.5	$95.3	$168.5	$171.3

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of the Company's Virtual First work model.

(4) On March 15, 2023, the Company's former President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$110.5	$43.2	$242.8	$112.2
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(1.0)	0.3	(2.1)	(0.4)
Change in net unrealized gains and losses on short-term investments	2.8	0.8	5.0	11.1
Total other comprehensive income	$1.8	$1.1	$2.9	$10.7
Comprehensive income	$112.3	$44.3	$245.7	$122.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30, 2024						Three Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	327.7	$—	$2,554.8	$(2,811.6)	$(20.4)	$(277.2)	343.7	$—	$2,501.6	$(2,827.5)	$(39.3)	$(365.2)
Release of restricted stock units and awards	3.7	—	—	—	—	—	4.3	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.4)	—	(14.2)	(20.5)	—	(34.7)	(1.5)	—	(13.2)	(18.9)	—	(32.1)
Repurchases of common stock	(11.3)	—	(111.2)	(151.0)	—	(262.2)	(6.9)	—	(62.8)	(92.4)	—	(155.2)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	1.0	—	—	1.0
Stock-based compensation	—	—	90.5	—	—	90.5	—	—	95.3	—	—	95.3
Other comprehensive income	—	—	—	—	1.8	1.8	—	—	—	—	1.1	1.1
Net income	—	—	—	110.5	—	110.5	—	—	—	43.2	—	43.2
Balances at end of period	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)

	Six Months Ended June 30, 2024						Six Months Ended June 30, 2023
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	7.1	—	—	—	—	—	8.0	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(2.7)	—	(26.7)	(49.3)	—	(76.0)	(2.9)	—	(26.1)	(40.1)	—	(66.2)
Repurchases of common stock	(22.4)	—	(220.0)	(323.8)	—	(543.8)	(15.0)	—	(136.1)	(195.6)	—	(331.7)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	0.1	—	1.2	—	—	1.2
Stock-based compensation	—	—	168.5	—	—	168.5	—	—	171.3	—	—	171.3
Other comprehensive income	—	—	—	—	2.9	2.9	—	—		—	10.7	10.7
Net income	—	—	—	242.8	—	242.8	—	—		112.2	—	112.2
Balances at end of period	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities
Net income	$242.8	$112.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63.8	85.2
Stock-based compensation	168.5	171.3
Net loss on real estate assets	—	2.2
Amortization of debt issuance costs	2.1	2.1
Amortization of deferred commissions	14.9	20.8
Non-cash operating lease expense	18.1	23.5
Deferred taxes	0.5	7.5
Other	0.1	0.5
Changes in operating assets and liabilities:
Trade and other receivables, net	1.1	(6.5)
Prepaid expenses and other current assets	(21.7)	(17.6)
Other assets	2.0	3.7
Accounts payable	(1.8)	6.9
Accrued and other current liabilities	(18.0)	(7.6)
Accrued compensation and benefits	(42.0)	(65.1)
Deferred revenue	16.6	31.3
Other non-current liabilities	2.4	(7.6)
Operating lease liabilities	(28.4)	(35.3)
Cash paid for lease termination	(14.9)	—
Net cash provided by operating activities	406.1	327.5
Cash flow from investing activities
Capital expenditures	(15.1)	(4.9)
Business combinations, net of cash acquired	(21.1)	—
Purchases of short-term investments	(62.3)	(47.9)
Proceeds from sales of short-term investments	58.6	331.6
Proceeds from maturities of short-term investments	206.5	119.4
Other	10.3	8.7
Net cash provided by investing activities	176.9	406.9
Cash flow from financing activities
Payments of debt issuance costs	—	(0.1)
Payments for taxes related to net share settlement of restricted stock units and awards	(76.0)	(66.2)
Proceeds from issuance of common stock, net of taxes withheld	0.1	1.2
Principal payments on finance lease obligations	(63.9)	(63.9)
Common stock repurchases	(539.6)	(329.6)
Net cash used in financing activities	(679.4)	(458.6)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	1.7
Change in cash and cash equivalents	(99.8)	277.5
Cash and cash equivalents - beginning of period	614.9	232.8
Cash and cash equivalents - end of period	$515.1	$510.3

Supplemental cash flow data:
Property and equipment acquired under finance leases	$61.9	$67.9

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

The Company’s most significant estimates and judgments are related to the valuation of right-of-use and other lease related property and equipment assets as well as income taxes.

The Company reviews the useful lives of long-lived assets on an ongoing basis, and effective January 1, 2024, the Company changed the estimate of the useful lives of certain infrastructure server and component assets, which are included in property and equipment, net and are depreciated through cost of revenue, from four to five years. The Company has extended the economic life of these assets in light of recent technological advancements. The effect of this change in estimate during the three months ended June 30, 2024 was a reduction in depreciation expense of $9.0 million, and a benefit to net income of $7.1 million or $0.02 per basic and diluted share. The effect of this change in estimate during the six months ended June 30, 2024 was a reduction in depreciation expense of $19.4 million, and a benefit to net income of $15.2 million or $0.05 per basic and diluted share. The Company estimates that this change in estimate will have a favorable impact to cost of revenue in fiscal year 2024 of approximately $30.5 million. The impact from the change in the Company's estimate was calculated based on assets that existed as of the effective date of the change and applying the revised estimated useful lives prospectively.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (loss), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company recognized $348.4 million and $555.5 million of revenue during the three and six months ended June 30, 2024, respectively, and recognized $341.9 million and $536.7 million of revenue during the three and six months ended June 30, 2023, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2024, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $818.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock-based compensation
The Company has primarily granted restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). Since August 2015, the Company has granted RSUs, which have a service based vesting condition over a four-year period vesting quarterly, as the only stock-based awards to its employees, with the exception of restricted stock awards ("RSAs") granted to its co-founder and certain executives, and has not granted any stock options to employees under the Dropbox Equity Incentive Plans. The Company recognizes compensation expense associated with RSUs on a straight-line basis over the requisite service period and accounts for forfeitures in the period in which they occur.

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

Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. During the three and six months ended June 30, 2023, the Company incurred $37.5 million in charges in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 11% and 47% of total trade and other receivables, net as of June 30, 2024. Two distribution partners accounted for 11% and 43% of total trade and other receivables, net as of December 31, 2023. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $7.9 million and $15.5 million during the three and six months ended June 30, 2024, respectively and $6.2 million and $12.3 million during the three and six months ended June 30, 2023, respectively.

Deferred commissions, net included in prepaid and other current assets were $23.7 million and $23.4 million as of June 30, 2024 and December 31, 2023, respectively. Deferred commissions, net included in other assets were $22.3 million and $22.0 million as of June 30, 2024 and December 31, 2023, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $7.4 million and $14.9 million for the three and six months ended June 30, 2024, respectively and $10.1 million and $20.8 million for the three and six months ended June 30, 2023, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company did not recognize any impairment charges during the three and six months ended June 30, 2024, respectively, compared to $2.2 million of impairment charges during the three and six months ended June 30, 2023, respectively, related to right-of-use assets and other lease related property and equipment assets. See Note 8 "Leases" to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information.

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

The Company did not recognize any impairment charges during the three and six months ended June 30, 2024, respectively. The Company recognized impairment charges of $2.2 million during the three and six months ended June 30, 2023, respectively, related to right-of-use assets and other lease related property and equipment assets.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2024 and December 31, 2023 consisted of the following:

	As of June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$101.0	$—	$—	$101.0
Cash equivalents
Money market funds	411.3	—	—	411.3
Corporate notes and obligations	2.7	—	—	2.7
U.S. Treasury securities	0.1	—	—	0.1
Total cash & cash equivalents	$515.1	$—	$—	$515.1
Short-term investments
Corporate notes and obligations	300.9	0.2	(7.7)	293.4
U.S. Treasury securities	145.7	—	(5.0)	140.7
Asset backed securities	50.9	—	(1.2)	49.7
Municipal securities	37.9	—	(1.4)	36.5
Commercial paper	14.6	—	—	14.6
Certificates of deposit	5.4	—	—	5.4
U.S. agency obligations	3.8	—	(0.3)	3.5
Foreign government obligations	2.0	—	(0.1)	1.9
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	563.0	0.2	(15.8)	547.4
Total	$1,078.1	$0.2	$(15.8)	$1,062.5

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $21.2 million and $17.0 million as of June 30, 2024 and December 31, 2023, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2024 and December 31, 2023.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2024:

	As of June 30, 2024
	Amortized cost	Estimated fair value
Due within one year	$172.8	$171.0
Due between one to three years	361.6	348.6
Due after three years	28.6	27.8
Total	$563.0	$547.4

The Company had 368 short-term investments in unrealized loss positions as of June 30, 2024. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.

As of June 30, 2024, the Company’s short-term investments portfolio consisted of nine security types, seven of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $15.8 million as of June 30, 2024. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of June 30, 2024 and December 31, 2023:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of June 30, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$77.6	$(0.3)	$168.4	$(7.4)	$246.0	$(7.7)
U.S. Treasury securities	33.9	(0.2)	92.2	(4.8)	126.1	(5.0)
Asset backed securities	3.1	—	46.0	(1.2)	49.1	(1.2)
Municipal securities	—	—	36.3	(1.4)	36.3	(1.4)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	1.9	(0.1)	1.9	(0.1)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$114.6	$(0.5)	$350.0	$(15.3)	$464.6	$(15.8)

	As of December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$25.1	$(0.1)	$240.3	$(10.2)	$265.4	$(10.3)
U.S. Treasury securities	17.8	(0.1)	174.0	(6.0)	191.8	(6.1)
Asset backed securities	0.6	—	66.0	(2.3)	66.6	(2.3)
Municipal securities	—	—	46.1	(2.0)	46.1	(2.0)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	3.3	(0.2)	3.3	(0.2)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$43.5	$(0.2)	$534.8	$(21.1)	$578.3	$(21.3)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $9.5 million and $21.5 million during the three and six months ended June 30, 2024, respectively and $7.4 million and $14.6 million during the three and six months ended June 30, 2023, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	411.3	—	—	411.3
Corporate notes and obligations	—	2.7	—	2.7
U.S. Treasury securities	—	0.1	—	0.1
Total cash equivalents	$411.3	$2.8	$—	$414.1
Short-term investments
Corporate notes and obligations	—	293.4	—	293.4
U.S. Treasury securities	—	140.7	—	140.7
Asset backed securities	—	49.7	—	49.7
Municipal securities	—	36.5	—	36.5
Commercial paper	—	14.6	—	14.6
Certificates of deposit	—	5.4	—	5.4
U.S. agency obligations	—	3.5	—	3.5
Foreign government obligations	—	1.9	—	1.9
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	547.4	—	547.4
Total	$411.3	$550.2	$—	$961.5

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

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of June 30, 2024. Refer to Note 7 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of June 30, 2024 was approximately $648.3 million and $627.4 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Datacenter and other computer equipment	$837.9	$783.2
Furniture and fixtures	11.7	11.6
Leasehold improvements	101.4	96.1
Construction in progress	4.3	4.6
Total property and equipment	955.3	895.5
Accumulated depreciation and amortization	(631.6)	(586.3)
Property and equipment, net	$323.7	$309.2

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2024 and December 31, 2023 included a total of $470.9 million and $457.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $235.6 million and $234.7 million as of June 30, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $25.9 million and $50.7 million for the three and six months ended June 30, 2024, respectively, and $35.2 million and $70.1 million for the three and six months ended June 30, 2023, respectively.

Note 5.Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years) As of June 30,
	2024	2023	2024
Developed technology	$85.5	$74.3	3.6
Customer relationships	43.2	43.2	0.9
Patents	19.4	19.4	2.9
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	1.4
Licenses	4.8	4.6	4.5
Assembled workforce in asset acquisitions	3.4	3.4	1.8
Other	1.3	1.3	1.3
Total intangibles	172.3	160.9
Accumulated amortization	(115.9)	(102.8)
Intangible assets, net	$56.4	$58.1
Amortization expense was $6.4 million and $13.1 million for the three and six months ended June 30, 2024, respectively, and $7.6 million and $15.1 million for the three and six months ended June 30, 2023, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Expected future amortization expense for intangible assets as of June 30, 2024 is as follows:

Intangible assets
Remainder of 2024	$13.3
2025	17.1
2026	12.7
2027	9.3
2028	2.5
2029	0.9
Thereafter	0.6
Total	$56.4

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2023	$402.2
Acquisition	10.7
Effect of foreign currency translation	(1.0)
Balance at June 30, 2024	$411.9

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended June 30, 2024 and December 31, 2023.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of June 30, 2024 and December 31, 2023, respectively.

The Company had an aggregate of $30.4 million of letters of credit outstanding under the revolving credit facility as of June 30, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $469.6 million as of June 30, 2024. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through June 30, 2024. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of June 30, 2024.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective Notes as of June 30, 2024. In addition, during the three and six months ended June 30, 2024 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

In accounting for the Notes, issuance costs of $11.0 million and $11.0 million for the 2026 Notes and the 2028 Notes, respectively, were deducted from the carrying value of the Notes in the consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term and seven-year term for the 2026 Notes and the 2028 Notes, respectively.

The following is a summary of the Notes as of June 30, 2024 and December 31, 2023.

	2026 Notes	2028 Notes	Total
June 30, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(3.7)	(5.7)	(9.4)
Carrying value, net	$692.1	$687.6	$1,379.7

December 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.8)	(6.5)	(11.3)
Carrying value, net	$691.0	$686.8	$1,377.8

During the three months ended June 30, 2024 and 2023, the Company recognized $0.6 million and $0.5 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the six months ended June 30, 2024 and 2023, the Company recognized $1.1 million and $1.1 million in interest expense for the 2026 Notes and $0.8 million and $0.8 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of June 30, 2024.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
Remainder of 2024	$—
2025	—
2026	695.8
2027	—
2028	693.3
2029	—
Thereafter	—
Total	$1,389.1

Convertible Note Hedges and Warrants

Concurrent with the offering of the Notes, the Company entered into convertible note hedge transactions with certain counterparties whereby the Company had the option to purchase a total of approximately 18.2 million shares for note hedges expiring in March 2026 (the “2026 Note Hedges”) and 19.6 million shares for note hedges expiring in March 2028 (the “2028 Note Hedges”, together with the 2026 Note Hedges, the “Note Hedges”), respectively, of its Class A common stock at a price of approximately $38.25 and $35.35 per share, respectively. The aggregate cost of the convertible note hedge transactions was $265.3 million.

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

The convertible note hedge transactions are expected generally to reduce the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of June 30, 2024, the Company’s stock price was below the exercise price of the respective Note Hedges.

In addition, the Company sold warrants to certain counterparties whereby the holders of the warrants had the option to purchase a total of approximately 18.1 million shares of Class A common stock underlying such warrants expiring in 2026 (the “2026 Warrants”) and 20.1 million shares of Class A common stock underlying such warrants expiring in 2028 (the “2028 Warrants”, together with the 2026 Warrants, the “Warrants”), respectively, at an initial strike price of $46.36 and $46.36 per share, respectively. The Company received aggregate cash proceeds of $202.9 million from the sale of these Warrants.

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of June 30, 2024, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.5 million and $7.0 million during the three and six months ended June 30, 2024, respectively, and $3.8 million and $8.2 million during the three and six months ended June 30, 2023, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2024 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2024	$34.7	$69.6
2025	78.8	107.8
2026	41.8	79.8
2027	41.2	43.2
2028	39.9	5.7
2029	39.3	—
Thereafter	139.4	—
Total future minimum lease payments	$415.1	$306.1
Less imputed interest	(71.1)	(23.4)
Total liability	$344.0	$282.7
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future non-cancelable rent payments from the Company's subtenants as of June 30, 2024 were as follows:

Operating leases
Remainder of 2024	$8.7
2025	12.3
2026	8.2
2027	7.8
2028	7.7
2029	5.0
Thereafter	13.7
Total future sublease rent payments, net	63.4

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which reduced the Company's borrowing capacity under the revolving credit facility. As of June 30, 2024, the Company's remaining minimum obligation under the lease for its headquarters was $179.5 million.

In the fourth quarter of 2020, the Company announced a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First strategy, the Company retained a portion of its office space to be used for the Company’s team collaboration use and a portion was marketed for sublease. In connection with these changes, the Company evaluated certain of its right-of-use assets and other lease related property and equipment assets including leasehold improvements, furniture and fixtures, and computer equipment for impairment under ASC 360.

As part of this analysis, the Company reassessed its real estate asset groups and estimated the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeded their fair value, an impairment charge was recognized for the difference.

During the three and six months ended June 30, 2024, the Company did not recognize any impairment charges, compared to $2.2 million during the three and six months ended June 30, 2023, related to right-of-use assets and other lease related property and equipment assets.

In the fourth quarter of 2023, the Company executed an amendment to the lease ("the lease amendment") for its San Francisco, California corporate headquarters, whereby the Company has already or will surrender to the landlord approximately 165,000 square feet of office space and pay an aggregate of $79.0 million in termination payments. The termination fees occur in three tranches: approximately 52,000 square feet and $28.1 million paid in October 2023 upon the execution of the lease amendment, 54,000 square feet and $14.9 million paid in June 2024, and the remaining 59,000 feet and $36.0 million paid in January 2025.

As of June 30, 2024, the Company had $76.2 million in commitments for leases that have not yet commenced, and therefore is not included in the right-of-use asset or lease liability. These leases will commence in 2025, with lease terms of 7 years .

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2024	December 31, 2023
Non-income taxes payable	$59.9	$61.3
Accrued legal and other external fees	27.9	28.8
Acquisition indemnification holdbacks	17.1	16.9
Other accrued and current liabilities	46.7	48.2
Total accrued and other current liabilities	$151.6	$155.2
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

As of June 30, 2024, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.3 million and 1.0 million shares during the three and six months ended June 30, 2024, respectively, and 0.5 million and 1.0 million shares into an equivalent number of shares of Class A common stock during the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, 238.9 million shares of Class A common stock, 79.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2023, 256.0 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2024 and December 31, 2023 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of June 30, 2024 and December 31, 2023, respectively. See "Co-Founder Grant" section below for further details.

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

Stock repurchase program

In February 2022, the Board of Directors authorized the Company to repurchase up to $1.2 billion of the Company's outstanding shares of Class A common stock. In July 2023, the Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The Company completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 11.3 million and 22.4 million shares of its Class A common stock, respectively, for an aggregate amount of $262.2 million and $543.8 million, respectively. During the three and six months ended June 30, 2023, the Company repurchased and subsequently retired 6.9 million and 15.0 million shares of its Class A common stock, respectively, for an aggregate amount of $155.2 million and $331.7 million, respectively. During the three and six months ended June 30, 2024 and 2023, included in the cost of treasury stock acquired pursuant to common share repurchases, is the 1% excise tax imposed as part of the Inflation Reduction Act.

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

As of June 30, 2024, there were 35.7 million stock-based awards issued and outstanding and 117.3 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2024:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Additional shares authorized	16.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	—	—	—	—	(7.1)	23.45
Options and restricted stock units and awards canceled	3.2	—	—	—	—	(3.2)	23.90
Shares withheld related to net share settlement of restricted stock units and awards	2.7	—	—	—	—	—	—
Options and restricted stock units and awards granted	(15.4)	—	—	—	—	15.4	24.53
Balance as of June 30, 2024	117.3	0.2	$14.67	3.3	$0.9	35.5	$23.63
Vested at June 30, 2024		0.2	$14.67	3.3	$0.9	—	$—
Unvested at June 30, 2024		—	$—	—	$—	35.5	$23.63

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Intrinsic value of options exercised	$0.2	$1.3	$0.4	$2.2

As of June 30, 2024, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $822.1 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of June 30, 2024.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $0.7 million and $1.8 million during the three and six months ended June 30, 2024, respectively, and $2.0 and $4.2 during the three and six months ended June 30, 2023, respectively. As of June 30, 2024, unamortized stock-based compensation expense related to the Co-Founder Grant was $0.6 million.

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$83.1	$27.4	$32.9	$10.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	242.5	79.9	260.0	81.4
Net income per common share, basic	$0.34	$0.34	$0.13	$0.13
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$83.1	$27.4	$32.9	$10.3
Reallocation of net income as a result of conversion of Class B to Class A common stock	27.4	—	10.3	—
Reallocation of net income to Class B common stock	—	(0.2)	—	(0.1)
Net income attributable to common stockholders for diluted EPS	$110.5	$27.2	$43.2	$10.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	242.5	79.9	260.0	81.4
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	1.3	—	2.4	—
Conversion of Class B to Class A common stock	79.9	—	81.4	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	323.7	79.9	343.8	81.4
Net income per common share, diluted	$0.34	$0.34	$0.13	$0.13

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$183.5	$59.3	$85.6	$26.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	248.4	80.2	262.6	81.6
Net income per common share, basic	$0.74	$0.74	$0.33	$0.33
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$183.5	$59.3	$85.6	$26.6
Reallocation of net income as a result of conversion of Class B to Class A common stock	59.3	—	26.6	—
Reallocation of net income to Class B common stock	—	(0.7)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$242.8	$58.6	$112.2	$26.4
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	248.4	80.2	262.6	81.6
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	3.8	—	2.6	—
Conversion of Class B to Class A common stock	80.2	—	81.6	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	332.4	80.2	346.8	81.6
Net income per common share, diluted	$0.73	$0.73	$0.32	$0.32

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Restricted stock units and awards	18.9	15.4	4.6	15.7
Options to purchase shares of common stock	—	0.1	—	0.1
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	102.8	99.4	88.5	99.7

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $23.1 million and $41.9 million for the three and six months ended June 30, 2024, respectively, and $15.8 million and $34.4 million for the three and six months ended June 30, 2023, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

For the three and six months ended June 30, 2024, and June 30, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2024, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $11.6 million during the six months ended June 30, 2024. The increase was primarily driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period of approximately $11.4 million, of which $8.7 million, if recognized, would affect the Company's effective tax rate and $2.7 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

The Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or have begun to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law effective for fiscal years starting on or after December 31, 2023. Ireland and certain jurisdictions in which the Company operates have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Note 14. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2024	December 31, 2023
United States	$317.2	$302.4
International (1)	$6.5	$6.8
Total property and equipment, net	$323.7	$309.2

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2024 and December 31, 2023.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$361.7	$353.7	$720.0	$699.6
International (1)	272.8	268.8	545.8	534.0
Total revenue	$634.5	$622.5	$1,265.8	$1,233.6

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2024 and 2023, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.22 million paying users.

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

During the three and six months ended June 30, 2024, we did not recognize any impairment charges. During the three and six months ended June 30, 2023, we recognized $2.2 million of impairment charges for right-of-use assets and other lease related property and equipment assets. See Note 8, "Leases" for additional information. We may incur additional impairment charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy.

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

During the three months ended June 30, 2024, we saw growth in Individual plans offset by continued pressure within our Teams plans, as businesses continued to face a challenging operating environment. We also continued to see better than anticipated performance within DocSend, while our FormSwift business faced seasonal pressure.

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

Cybersecurity

In April 2024, we became aware of unauthorized access to the Dropbox Sign production environment, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024. While we remain subject to various risks due to the incident, including ongoing litigation and regulatory scrutiny, as of the date of this filing, it has not had, and we do not believe it is likely to have, a material impact on Dropbox’s overall financial condition or results of operations.

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

Our ARR fluctuates and may decline in some periods as compared to prior periods. ARR increased in the second quarter of 2024 as compared to the first quarter of 2024 as a result of growth in our Individual plans. We expect to drive ARR growth, however the pace of our future growth may be lower relative to prior periods.

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

Total ARR increased for the period ended June 30, 2024, compared to the periods ended December 31, 2023 and June 30, 2023, primarily driven by an increase in paying users in our Individual plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2024.

	As of
	June 30, 2024	December 31, 2023	June 30, 2023
	(In millions)
Total ARR	$2,573	$2,523	$2,500

	As of
Constant Currency	June 30, 2024	December 31, 2023	June 30, 2023
	(In millions)
Total ARR	$2,573	$2,540	$2,518

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

The number of paying users as of June 30, 2024 grew as compared to December 31, 2023 and June 30, 2023, largely from an increase in paying users in Individual plans. However, our overall paying user growth rate has declined and may decline in the future.

The total number of paying users fluctuates and may increase in some periods as compared to prior periods. For example, paying users increased in the second quarter of 2024 as compared to the first quarter of 2024 primarily as a result of our individual plans performance. We expect to drive paying user growth, however the pace of our future growth may be lower relative to prior periods.

The below table sets forth the number of paying users as of June 30, 2024, December 31, 2023, and June 30, 2023.

	As of
	June 30, 2024	December 31, 2023	June 30, 2023
	(In millions)
Paying users	18.22	18.12	18.04

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

As a result of an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans, we experienced an increase in our average revenue per paying user for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023.

The below table sets forth our ARPU for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
ARPU	$139.93	$138.94	$139.71	$138.91

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

Our FCF increased for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to an increase in cash provided by operating activities for the reasons discussed below, including payments related to our reduction in workforce in 2023, partially offset by an increase in capital expenditures.

We expect our FCF to generally increase in future periods as we increase subscription sales and drive operating efficiencies. We expect to continue to purchase infrastructure equipment to support our user base and anticipate that our capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	406.1	327.5
Capital expenditures	(15.1)	(4.9)
Free cash flow	$391.0	$322.6

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will decrease in absolute dollars in the near term due to a one-time benefit of increasing the useful lives of certain infrastructure server and component assets from four to five years and increase in absolute dollars in the long term as the benefit lapses. See Note 1. "Description of the Business and Summary of Significant Accounting Policies - Use of Estimates" for additional information.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We generally expect our gross margin to increase in the near term due to the useful lives of certain infrastructure server and component assets increasing from four to five years, and remain relatively constant in the long term.

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

We expect that sales and marketing expenses will fluctuate in absolute dollars and as a percentage of revenue in both the near term and long term. We plan to continue investing in sales and marketing in the long term, in order to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

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

Net loss on real estate assets
Net loss on real estate assets consists primarily of impairment charges related to certain right-of-use assets and other lease related property and equipment assets in 2023. See Note 8, "Leases" for additional information.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenue	$634.5	$622.5	$1,265.8	$1,233.6
Cost of revenue(1)(2)	107.0	120.1	212.8	236.9
Gross profit	527.5	502.4	1,053.0	996.7
Operating expenses:
Research and development(1)(2)	227.1	262.8	446.2	498.0
Sales and marketing(1)(2)	112.5	120.9	221.3	240.1
General and administrative(1)(2)	60.9	60.0	115.0	115.8
Net loss on real estate assets(3)	—	2.2	—	2.2
Total operating expenses	400.5	445.9	782.5	856.1
Income from operations	127.0	56.5	270.5	140.6
Interest income, net	4.7	3.7	12.0	7.6
Other income (loss), net	1.9	(1.2)	2.2	(1.6)
Income before income taxes	133.6	59.0	284.7	146.6
Provision for income taxes	(23.1)	(15.8)	(41.9)	(34.4)
Net income	$110.5	$43.2	$242.8	$112.2

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Cost of revenue	$6.0	$6.4	$11.2	$11.8
Research and development(4)	64.2	67.4	119.6	120.3
Sales and marketing	6.2	6.3	11.3	11.8
General and administrative	14.1	15.2	26.4	27.4
Total stock-based compensation	$90.5	$95.3	$168.5	$171.3

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

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	17	19	17	19
Gross profit	83	81	83	81
Operating expenses:
Research and development(1)(2)	36	42	35	40
Sales and marketing(1)(2)	18	19	17	19
General and administrative(1)(2)	10	10	9	9
Net loss on real estate assets(3)	—	—	—	—
Total operating expenses	63	72	62	69
Income from operations	20	9	21	11
Interest income, net	1	1	1	1
Other income (loss), net	—	—	—	—
Income before income taxes	21	9	22	12
Provision for from income taxes	(4)	(3)	(3)	(3)
Net income	17%	7%	19%	9%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development(4)	10	11	9	10
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	14%	15%	13%	14%

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of the our Virtual First work model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$634.5	$622.5	$12.0	1.9%

Revenue increased $12.0 million or 1.9% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 primarily due to an increase in paying users and an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans, which together contributed to an increase of $11.1 million in revenue. In addition, revenue was positively impacted by $0.9 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$107.0	$120.1	$(13.1)	(10.9)%
Gross profit	527.5	502.4	25.1	5.0%
Gross margin	83%	81%

Cost of revenue decreased $13.1 million or 10.9% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to decreases of $8.2 million in infrastructure costs, primarily as a result of the change in useful lives from 4 to 5 years for certain infrastructure and component assets, and $3.4 million in employee-related costs.

Our gross margin increased during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a 1.9% increase in revenue during the period and a 10.9% decrease in our cost of revenue as described above.

Research and development

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$227.1	$262.8	$(35.7)	(13.6)%

Research and development expenses decreased $35.7 million or 13.6% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to decreases of $36.3 million in employee-related costs and $1.7 million in allocated overhead.

Sales and marketing

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$112.5	$120.9	$(8.4)	(6.9)%

Sales and marketing expenses decreased $8.4 million or 6.9% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a decrease of $16.4 million in employee-related costs. This decrease was partially offset by an increase of $6.1 million related to advertising and other marketing related expenses.

General and administrative

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$60.9	$60.0	$0.9	1.5%

General and administrative expenses increased $0.9 million or 1.5% during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to an increase of $4.5 million in non-income based taxes. This increase was partially offset by decreases of $2.0 million in employee-related costs and $1.9 million in outside services.

Net loss on real estate assets

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(In millions)
Net loss on real estate assets	$—	$2.2	$(2.2)	(100)%

Net loss on real estate assets was $2.2 million during the three months ended June 30, 2023 related to right-of-use and other lease related property and equipment assets, in conjunction with our Virtual First model. There were no similar charges during the three months ended June 30, 2024.

Interest income, net

Interest income, net increased by $1.0 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to higher interest income as a result of interest rate increases.

Other income (loss), net

Other income (loss), net increased by $3.1 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to a $1.5 million gain from sales of retired infrastructure assets, a $1.1 million increase in foreign currency transaction gains, and a $0.7 million reduction in losses on investments.

Provision for income taxes

Provision for income taxes increased $7.3 million during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily due to the impact of our reduction in workforce on fiscal year 2023 income before income taxes, offset by an increase in availability of tax credits in fiscal year 2024.

Comparison of the six months ended June 30, 2024 and 2023

Revenue

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$1,265.8	$1,233.6	$32.2	2.6%

Revenue increased $32.2 million or 2.6% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to an increase of $30.9 million primarily due to an increase in paying users and an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans. Revenue was positively impacted by $1.5 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$212.8	$236.9	$(24.1)	(10.2)%
Gross profit	1,053.0	996.7	56.3	5.6%
Gross margin	83%	81%

Cost of revenue decreased $24.1 million or 10.2% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to decreases of $17.3 million in infrastructure costs, primarily as a result of the change in useful lives from 4 to 5 years for certain infrastructure and component assets, and $4.6 million in employee-related costs.

Our gross margin increased during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to a 2.6% increase in revenue during the period and a 10.2% decrease in our cost of revenue as described above.

Research and development

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$446.2	$498.0	$(51.8)	(10.4)%

Research and development expenses decreased $51.8 million or 10.4% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to decreases of $46.6 million in employee-related costs and $6.8 million in allocated overhead.

Sales and marketing

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$221.3	$240.1	$(18.8)	(7.8)%

Sales and marketing expenses decreased $18.8 million or 7.8% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a decrease of $21.8 million in employee-related costs. This decrease was partially offset by an increase of $1.7 million related to advertising and other marketing related expenses.

General and administrative

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$115.0	$115.8	$(0.8)	(0.7)%

General and administrative expenses decreased $0.8 million or 0.7% during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to decreases of $1.6 million in outside services and $0.4 million in employee-related cost. These decreases were offset by an increase of $1.7 million in non-income based taxes.

Net loss on real estate assets

	Six Months Ended June 30,
	2024	2023	$ Change	% Change

	(In millions)
Net loss on real estate assets	$—	$2.2	$(2.2)	(100)%

Net loss on real estate assets was $2.2 million during the six months ended June 30, 2023 related to right-of-use and other lease related property and equipment assets, in conjunction with our Virtual First model. There were no similar charges during the six months ended June 30, 2024.

Interest income, net

Interest income, net increased by $4.4 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to higher interest income as a result of interest rate increases.

Other income (loss), net

Other income (loss), net increased by $3.8 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to a $2.3 million reduction in losses on investments, a $1.4 million gain from sales of retired infrastructure assets, and a $0.3 million increase in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $7.5 million during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily due to the impact of our reduction in workforce on prior year income before income taxes, partially offset by an increase in availability of tax credits in the current year.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $515.1 million and short-term investments of $547.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of June 30, 2024, $319.2 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2024, we repurchased and subsequently retired 11.3 million and 22.4 million shares, respectively, of our Class A common stock for an aggregate amount of $262.2 million and $543.8 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018, February 2021, and March 2023. Pursuant to the terms of the revolving credit facility, as amended, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The amended revolving credit facility, among other things, permits us to make certain investments, and enter into an unsecured standby letter of credit facility. Our borrowing capacity under the amended revolving credit facility is $500.0 million and the letter of credit sublimit is $65.0 million.. We may from time-to-time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In March 2023, we amended the revolving credit facility to update our borrowing benchmark from LIBOR to SOFR. The revolving credit facility terminates on February 23, 2026.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of June 30, 2024.
As of June 30, 2024, we had no amounts outstanding under the revolving credit facility and an aggregate of $30.4 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $469.6 million as of June 30, 2024.
As of June 30, 2024, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of June 30, 2024, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

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

Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$406.1	$327.5
Net cash provided by investing activities	176.9	406.9
Net cash used in financing activities	(679.4)	(458.6)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	1.7
Net (decrease) increase in cash and cash equivalents	$(99.8)	$277.5

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
For the six months ended June 30, 2024, net cash provided by operating activities was $406.1 million, which primarily consisted of our net income of $242.8 million, adjusted for stock-based compensation expense of $168.5 million, depreciation and amortization expenses of $63.8 million, and net cash outflow of $104.7 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and the payment for the second tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The increase of $78.6 million in net cash provided by operating activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase of $85.5 million in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. This was partially offset by an increase of $6.9 million in cash outflows from changes in operating assets and liabilities.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the six months ended June 30, 2024, net cash provided by investing activities was $176.9 million, which primarily related to $202.8 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for an acquisition of $21.1 million and cash paid for capital expenditures of $15.1 million related to purchases of infrastructure assets at our datacenters.
The decrease of $230.0 million in net cash provided by investing activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a decrease of $200.3 million in net investment activity inflows, an increase of $21.1 million in cash paid for an acquisition, and an increase of $10.2 million in cash paid for capital expenditures related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), and principal payments on finance lease obligations for our infrastructure equipment.
For the six months ended June 30, 2024, net cash used in financing activities was $679.4 million, which primarily consisted of $539.6 million for the repurchase of our common stock, $76.0 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $63.9 million in principal payments on finance lease obligations.
The increase of $220.8 million in net cash used in financing activities during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase of $210.0 million in repurchases of our common stock and an increase of $9.8 million in cash paid for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1 “Description of the Business and Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for recently issued accounting pronouncements not yet adopted as of the date of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $515.1 million and short-term investments of $547.4 million as of June 30, 2024. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of June 30, 2024, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of June 30, 2024, a hypothetical increase in interest rates by 100 basis points would have resulted in a $5.9 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, increased interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the six months ended June 30, 2024, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the six months ended June 30, 2024 and 2023, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2024 and 2023, respectively.
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

At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. Dropbox filed a Motion for Entry of Judgment on August 28, 2023 and is currently awaiting entry of judgment by the district court. The final judgment may be appealed to the Federal Circuit. On September 27, 2023, Motion Offense filed a Motion for a New Trial. At a hearing on January 3, 2024, the Court denied Motion Offense’s Motion for a New Trial. On January 8, 2024, the court ordered supplemental briefing relating to the Motion for Entry of Judgment and briefing was completed. The Court's decision on the Motion for Entry of Judgment is pending.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2024, we served over 700 million registered users but only 18.22 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Unauthorized parties have in the past gained access, and may in the future gain access, to systems, networks, or facilities used in our business through various means, including gaining unauthorized access to our systems, networks, or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024, on April 24, 2024, we became aware of unauthorized access to the Dropbox Sign production environment. We continue to face risks relating to this incident, including harm to our reputation and customer relationships, and ongoing litigation, in the form of four proposed class action lawsuits that have been filed in federal court in the Northern District of California, and regulatory scrutiny related to this incident, and we may discover other impacts or new related events may occur that could affect our business operations, financial condition or results of operations. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, or networks, or facilities, or those of third parties on which we rely, or those of any businesses or technologies we have acquired, could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users' content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones. We have also incorporated AI technologies into certain products and expect to continue to incorporate additional AI technologies into our products and otherwise into our business and operations in the future. The use of AI technologies and the accelerated product development lifecycle for AI products may create additional or increase existing cybersecurity risks and may result in security or privacy incidents. Further, cybersecurity attacks may use AI technologies and increase the risk of security incidents.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products will drive future growth of our business, the development of such new features will incur significant costs, we expect to face increasing competition, and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union enacted the Artificial Intelligence Act in March 2024 that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems.

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

•compliance with applicable international laws, regulations, and standards including laws and regulations with respect to labor and employment, privacy, data protection, cybersecurity, AI, consumer protection, tax, export control and sanctions, and unsolicited email, and the risk of penalties to our users and individual members of management or employees if our practices are deemed to be out of compliance;

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that have taken or will take effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that go into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and the U.S. federal government is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of June 30, 2024, our directors and executive officers, and their respective affiliates, held in the aggregate 76.4% of the voting power of our capital stock, with Mr. Houston holding approximately 76.2% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2024.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	5.33	$23.42	5.33	$1,003.45
May 1 - 31	3.27(3)	$23.48	3.23	$927.73
June 1 - 30	2.78	$21.38	2.78	$868.20
Total	11.38	$22.94	11.34

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

(3) Includes 39,657 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 15, 2024, Tim Regan, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 125,000 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.1*+	Amendment to Offer Letter between the Registrant and Eric Cox.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	August 9, 2024	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)