Form 10-Q
period 2024-09-30
DROPBOX, INC.
filed 2024-11-08
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

or
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

As of November 4, 2024, there were 231,123,704 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 267,959 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 78,606,471 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including in light of our workforce reductions and as a result of our Virtual First model with an increasingly distributed workforce;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$517.6	$614.9
Short-term investments	373.2	741.1
Trade and other receivables, net	69.5	68.7
Prepaid expenses and other current assets	85.2	91.9
Total current assets	1,045.5	1,516.6
Property and equipment, net	346.3	309.2
Operating lease right-of-use asset	167.9	183.8
Intangible assets, net	62.2	58.1
Goodwill	442.7	402.2
Deferred tax assets	458.1	460.4
Other assets	54.0	53.2
Total assets	$2,576.7	$2,983.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$35.5	$38.5
Accrued and other current liabilities	147.1	155.2
Accrued compensation and benefits	90.7	109.2
Operating lease liability	68.8	57.4
Finance lease obligation	120.2	116.2
Deferred revenue	739.8	725.0
Total current liabilities	1,202.1	1,201.5
Operating lease liability, non-current	264.9	310.7
Finance lease obligation, non-current	188.6	168.5
Convertible senior notes, net, non-current	1,380.6	1,377.8
Other non-current liabilities	86.6	90.8
Total liabilities	3,122.8	3,149.3
Commitments and contingencies (Note 10)
Stockholders' deficit:
Additional paid-in-capital	2,454.5	2,598.0
Accumulated deficit	(2,993.0)	(2,742.3)
Accumulated other comprehensive loss	(7.6)	(21.5)
Total stockholders' deficit	(546.1)	(165.8)
Total liabilities and stockholders' deficit	$2,576.7	$2,983.5

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$638.8	$633.0	$1,904.6	$1,866.6
Cost of revenue(1)(2)	111.5	119.6	324.3	356.5
Gross profit	527.3	513.4	1,580.3	1,510.1
Operating expenses:
Research and development(1)(2)	225.7	216.4	671.9	714.4
Sales and marketing(1)(2)	110.5	106.3	331.8	346.4
General and administrative(1)(2)	63.3	60.0	178.3	175.8
Net loss on real estate assets(3)	—	—	—	2.2
Total operating expenses	399.5	382.7	1,182.0	1,238.8
Income from operations	127.8	130.7	398.3	271.3
Interest income, net	3.8	5.0	15.8	12.6
Other income (loss), net	1.1	(0.2)	3.3	(1.8)
Income before income taxes	132.7	135.5	417.4	282.1
Provision for income taxes	(26.0)	(21.4)	(67.9)	(55.8)
Net income	$106.7	$114.1	$349.5	$226.3
Net income per share-basic and diluted:
Basic net income per share	$0.34	$0.34	$1.08	$0.66
Diluted net income per share	$0.34	$0.33	$1.07	$0.65
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	314.5	339.2	323.9	342.5
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	316.4	346.0	327.1	345.9

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$5.8	$5.8	$17.0	$17.6
Research and development(4)	66.7	58.6	186.3	178.9
Sales and marketing	6.1	5.2	17.4	17.0
General and administrative	13.7	14.2	40.1	41.6
Total stock-based compensation	$92.3	$83.8	$260.8	$255.1

(2) Includes expenses related to the Company's 2023 reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$106.7	$114.1	$349.5	$226.3
Other comprehensive income (loss):
Change in foreign currency translation adjustments	3.0	(3.3)	0.9	(3.7)
Change in net unrealized gains and losses on short-term investments	8.0	4.6	13.0	15.7
Total other comprehensive income	$11.0	$1.3	$13.9	$12.0
Comprehensive income	$117.7	$115.4	$363.4	$238.3

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30, 2024						Three Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)	339.6	$—	$2,521.9	$(2,895.6)	$(38.2)	$(411.9)
Release of restricted stock units and awards	3.7	—	—	—	—	—	3.5	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.5)	—	(14.5)	(18.7)	—	(33.2)	(1.2)	—	(11.0)	(23.4)	—	(34.4)
Repurchases of common stock	(14.6)	—	(143.4)	(208.4)	—	(351.8)	(3.8)	—	(34.6)	(69.8)	—	(104.4)
Exercise of stock options and awards	—	—	0.2	—	—	0.2	0.1	—	1.2	—	—	1.2
Stock-based compensation	—	—	92.3	—	—	92.3	—	—	83.8	—	—	83.8
Other comprehensive income	—	—	—	—	11.0	11.0	—	—	—	—	1.3	1.3
Net income	—	—	—	106.7	—	106.7	—	—	—	114.1	—	114.1
Balances at end of period	306.3	$—	$2,454.5	$(2,993.0)	$(7.6)	$(546.1)	338.2	$—	$2,561.3	$(2,874.7)	$(36.9)	$(350.3)

	Nine Months Ended September 30, 2024						Nine Months Ended September 30, 2023
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	10.8	—	—	—	—	—	11.5	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(4.2)	—	(41.2)	(68.0)	—	(109.2)	(4.1)	—	(37.1)	(63.5)	—	(100.6)
Repurchases of common stock	(37.0)	—	(363.4)	(532.2)	—	(895.6)	(18.8)	—	(170.7)	(265.4)	—	(436.1)
Exercise of stock options and awards	—	—	0.3	—	—	0.3	0.2	—	2.4	—	—	2.4
Stock-based compensation	—	—	260.8	—	—	260.8	—	—	255.1	—	—	255.1
Other comprehensive income	—	—	—	—	13.9	13.9	—	—		—	12.0	12.0
Net income	—	—	—	349.5	—	349.5	—	—		226.3	—	226.3
Balances at end of period	306.3	$—	$2,454.5	$(2,993.0)	$(7.6)	$(546.1)	338.2	$—	$2,561.3	$(2,874.7)	$(36.9)	$(350.3)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities
Net income	$349.5	$226.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99.1	127.0
Stock-based compensation	260.8	255.1
Net loss on real estate assets	—	2.2
Amortization of debt issuance costs	3.2	3.2
Amortization of deferred commissions	22.6	30.2
Non-cash operating lease expense	27.1	34.0
Deferred taxes	3.2	11.7
Other	(5.2)	2.3
Changes in operating assets and liabilities:
Trade and other receivables, net	(0.4)	(10.6)
Prepaid expenses and other current assets	(11.2)	(24.0)
Other assets	3.3	6.5
Accounts payable	(3.8)	7.4
Accrued and other current liabilities	(12.3)	(9.3)
Accrued compensation and benefits	(19.2)	(45.2)
Deferred revenue	13.8	31.5
Other non-current liabilities	3.5	(10.6)
Operating lease liabilities	(38.8)	(54.4)
Tenant improvement allowance reimbursement	—	0.1
Cash paid for lease termination	(14.9)	—
Net cash provided by operating activities	680.3	583.4
Cash flow from investing activities
Capital expenditures	(19.2)	(14.3)
Business combinations, net of cash acquired	(57.8)	—
Purchases of short-term investments	(62.3)	(112.6)
Proceeds from sales of short-term investments	164.3	335.8
Proceeds from maturities of short-term investments	283.2	197.1
Other	21.8	11.2
Net cash provided by investing activities	330.0	417.2
Cash flow from financing activities
Payments of debt issuance costs	—	(0.1)
Payments for taxes related to net share settlement of restricted stock units and awards	(109.2)	(100.6)
Proceeds from issuance of common stock, net of taxes withheld	0.3	2.4
Principal payments on finance lease obligations	(96.2)	(95.2)
Common stock repurchases	(888.3)	(433.7)
Payment of acquisition-related holdback	(17.1)	—
Net cash used in financing activities	(1,110.5)	(627.2)
Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)
Change in cash and cash equivalents	(97.3)	371.5
Cash and cash equivalents - beginning of period	614.9	232.8
Cash and cash equivalents - end of period	$517.6	$604.3

Supplemental cash flow data:
Property and equipment acquired under finance leases	$120.4	$94.1

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

The Company reviews the useful lives of long-lived assets on an ongoing basis, and effective January 1, 2024, the Company changed the estimate of the useful lives of certain infrastructure server and component assets, which are included in property and equipment, net and are depreciated through cost of revenue, from four to five years. The Company has extended the economic life of these assets in light of recent technological advancements. The effect of this change in estimate during the three months ended September 30, 2024 was a reduction in depreciation expense of $6.9 million, and a benefit to net income of $5.2 million or $0.02 per basic and diluted share. The effect of this change in estimate during the nine months ended September 30, 2024 was a reduction in depreciation expense of $26.3 million, and a benefit to net income of $20.4 million or $0.06 per basic and diluted share. The Company estimates that this change in estimate will have a favorable impact to cost of revenue in fiscal year 2024 of approximately $30.5 million. The impact from the change in the Company's estimate was calculated based on assets that existed as of the effective date of the change and applying the revised estimated useful lives prospectively.

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financials as a single reporting segment. The Company’s chief operating decision-maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 15 "Geographic Areas" to the Company's condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the Company’s long-lived assets and revenue by geography.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (loss), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Company recognized $353.8 million and $681.5 million of revenue during the three and nine months ended September 30, 2024, respectively, and recognized $349.9 million and $661.1 million of revenue during the three and nine months ended September 30, 2023, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2024, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $815.3 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of RSAs which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that certain stock price targets may not be satisfied. The first tranche of the Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 12, "Stockholders' Deficit" to the Company's condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Reduction in Workforce
2024 Reduction in Workforce
On October 30, 2024, the Company announced a reduction of its global workforce by approximately 20% to streamline the Company’s team structure to better align with its long-term growth and profitability objectives. See Note 16 "Subsequent Events" to our condensed consolidated financial statements for further information.
2023 Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. During the three and nine months ended September 30, 2023, the Company incurred $1.4 million and $38.9 million, respectively, in charges in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
These severance charges are included within the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2023 as follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cost of revenue	$0.2	$2.9
Research and development	0.6	27.6
Sales and marketing	0.3	6.6
General and administrative	0.3	1.8
Total Charges	$1.4	$38.9

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 10% and 47% of total trade and other receivables, net as of September 30, 2024. Two distribution partners accounted for 11% and 43% of total trade and other receivables, net as of December 31, 2023. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $6.8 million and $22.3 million during the three and nine months ended September 30, 2024, respectively and $6.4 million and $18.7 million during the three and nine months ended September 30, 2023, respectively.

Deferred commissions, net included in prepaid and other current assets were $22.9 million and $23.4 million as of September 30, 2024 and December 31, 2023, respectively. Deferred commissions, net included in other assets were $22.2 million and $22.0 million as of September 30, 2024 and December 31, 2023, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $7.7 million and $22.6 million for the three and nine months ended September 30, 2024, respectively and $9.4 million and $30.2 million for the three and nine months ended September 30, 2023, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company did not recognize any impairment charges during the three and nine months ended September 30, 2024, respectively. The company recognized impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, related to right-of-use assets and other lease related property and equipment assets. See Note 9 "Leases" to our condensed consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information.

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

The Company did not recognize any impairment charges during the three and nine months ended September 30, 2024, respectively. The Company recognized impairment charges of zero and $2.2 million during the three and nine months ended September 30, 2023, respectively, related to right-of-use assets and other lease related property and equipment assets.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2024 and December 31, 2023 consisted of the following:

	As of September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.8	$—	$—	$98.8
Cash equivalents
Money market funds	418.8	—	—	418.8
Total cash & cash equivalents	$517.6	$—	$—	$517.6
Short-term investments
Corporate notes and obligations	186.0	0.6	(4.1)	182.5
U.S. Treasury securities	120.3	0.3	(2.8)	117.8
Asset backed securities	36.6	—	(0.6)	36.0
Municipal securities	32.3	—	(0.7)	31.6
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	380.8	0.9	(8.5)	373.2
Total	$898.4	$0.9	$(8.5)	$890.8

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $17.8 million and $17.0 million as of September 30, 2024 and December 31, 2023, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2024 and December 31, 2023.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2024:

	As of September 30, 2024
	Amortized cost	Estimated fair value
Due within one year	$100.1	$98.9
Due between one to three years	256.9	250.7
Due after three years	23.8	23.6
Total	$380.8	$373.2

The Company had 219 short-term investments in unrealized loss positions as of September 30, 2024. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.

As of September 30, 2024, the Company’s short-term investments portfolio consisted of six security types, all of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $8.5 million

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
as of September 30, 2024. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$6.2	$—	$123.9	$(4.1)	$130.1	$(4.1)
U.S. Treasury securities	4.8	—	76.0	(2.8)	80.8	(2.8)
Asset backed securities	—	—	32.6	(0.6)	32.6	(0.6)
Municipal securities	6.2	—	25.3	(0.7)	31.5	(0.7)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$17.2	$—	$263.1	$(8.5)	$280.3	$(8.5)

	As of December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$25.1	$(0.1)	$240.3	$(10.2)	$265.4	$(10.3)
U.S. Treasury securities	17.8	(0.1)	174.0	(6.0)	191.8	(6.1)
Asset backed securities	0.6	—	66.0	(2.3)	66.6	(2.3)
Municipal securities	—	—	46.1	(2.0)	46.1	(2.0)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	3.3	(0.2)	3.3	(0.2)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$43.5	$(0.2)	$534.8	$(21.1)	$578.3	$(21.3)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $8.7 million and $30.2 million during the three and nine months ended September 30, 2024, respectively and $8.9 million and $23.6 million during the three and nine months ended September 30, 2023, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	418.8	—	—	418.8
Total cash equivalents	$418.8	$—	$—	$418.8
Short-term investments
Corporate notes and obligations	—	182.5	—	182.5
U.S. Treasury securities	—	117.8	—	117.8
Asset backed securities	—	36.0	—	36.0
Municipal securities	—	31.6	—	31.6
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	373.2	—	373.2
Total	$418.8	$373.2	$—	$792.0

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

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of September 30, 2024. Refer to Note 8 "Debt" for further details on the 2026 Notes and 2028 Notes.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of September 30, 2024 was approximately $671.4 million and $666.2 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Datacenter and other computer equipment	$863.4	$783.2
Furniture and fixtures	10.7	11.6
Leasehold improvements	101.9	96.1
Construction in progress	5.9	4.6
Total property and equipment	981.9	895.5
Accumulated depreciation and amortization	(635.6)	(586.3)
Property and equipment, net	$346.3	$309.2

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2024 and December 31, 2023 included a total of $515.2 million and $457.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related amortization of assets under finance leases is included in depreciation and amortization expense. The accumulated depreciation of the equipment under finance leases totaled $252.1 million and $234.7 million as of September 30, 2024 and December 31, 2023, respectively.

Depreciation expense related to property and equipment was $27.9 million and $78.5 million for the three and nine months ended September 30, 2024, respectively, and $34.2 million and $104.3 million for the three and nine months ended September 30, 2023, respectively.

Note 5.Business Combinations
On July 26, 2024, the Company completed the acquisition of Reclaim.ai Inc. (“Reclaim”) and entered into employment arrangements with its employees. Reclaim is an AI-powered calendar application that helps users optimize their schedules for better productivity, collaboration, and work-life balance. The Company paid $40.2 million in cash. The Company recorded $30.6 million of goodwill and $13.4 million of intangible assets resulting from the transaction. The goodwill is not expected to be deductible for income tax purposes.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2024	2023	2024
Developed technology	$93.6	$74.3	3.6
Customer relationships	48.5	43.2	1.9
Patents	19.4	19.4	2.7
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	1.1
Licenses	4.8	4.6	4.2
Assembled workforce in asset acquisitions	3.4	3.4	1.6
Other	1.2	1.3	1.0
Total intangibles	185.6	160.9
Accumulated amortization	(123.4)	(102.8)
Intangible assets, net	$62.2	$58.1
Amortization expense was $7.5 million and $20.6 million for the three and nine months ended September 30, 2024, respectively, and $7.7 million and $22.7 million for the three and nine months ended September 30, 2023, respectively.

Expected future amortization expense for intangible assets as of September 30, 2024 is as follows:

Intangible assets
Remainder of 2024	$7.3
2025	20.5
2026	16.1
2027	11.9
2028	4.1
2029	1.8
Thereafter	0.5
Total	$62.2

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2023	$402.2
Acquisitions(1)	40.9
Effect of foreign currency translation	(0.4)
Balance at September 30, 2024	$442.7
(1) The Company completed two acquisitions of private companies during the nine months ended September 30, 2024.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended September 30, 2024 and December 31, 2023.

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

The revolving credit facility contains customary conditions to borrowing, events of default and covenants, including covenants that restrict the Company’s ability to incur indebtedness, grant liens, make distributions to holders of the Company or its subsidiaries’ equity interests, make investments, or engage in transactions with its affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance of $100.0 million, which includes any available borrowing capacity. The Company was in compliance with the covenants of the revolving credit facility as of September 30, 2024 and December 31, 2023, respectively.

The Company had an aggregate of $30.5 million of letters of credit outstanding under the revolving credit facility as of September 30, 2024, and the Company’s total available borrowing capacity under the revolving credit facility was $469.5 million as of September 30, 2024. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through September 30, 2024. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of September 30, 2024.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of September 30, 2024. In addition, during the three and nine months ended September 30, 2024 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of September 30, 2024 and December 31, 2023.

	2026 Notes	2028 Notes	Total
September 30, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(3.1)	(5.4)	(8.5)
Carrying value, net	$692.7	$687.9	$1,380.6

December 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.8)	(6.5)	(11.3)
Carrying value, net	$691.0	$686.8	$1,377.8

During the three months ended September 30, 2024 and 2023, the Company recognized $0.6 million and $0.6 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the nine months ended September 30, 2024 and 2023, the Company recognized $1.7 million and $1.7 million in interest expense for the 2026 Notes and $1.1 million and $1.2 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of September 30, 2024.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The Note Hedges, or a portion thereof, are exercisable upon conversion of the Notes and the satisfaction of certain conditions set forth in the Note Hedges. Additionally, the Note Hedges may be terminated and early settled upon the occurrence of certain events, including certain merger events, events of default, and upon a fundamental change (as defined in the relevant indentures for the Notes). The Note Hedges are settleable in cash, shares or a combination of cash and shares, at the option of the Company, and the settlement alternative will be the same as the settlement alternative of the conversion spread for the respective series of Notes.

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2024, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of September 30, 2024, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.5 million and $10.5 million during the three and nine months ended September 30, 2024, respectively, and $3.6 million and $11.9 million during the three and nine months ended September 30, 2023, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2024 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Operating leases(1)	Finance leases
Remainder of 2024	$17.5	$37.4
2025	79.2	123.9
2026	42.1	95.9
2027	41.5	59.2
2028	40.3	17.9
2029	39.6	—
Thereafter	141.4	—
Total future minimum lease payments	$401.6	$334.3
Less imputed interest	(67.9)	(25.5)
Total liability	$333.7	$308.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2024 were as follows:

Operating leases
Remainder of 2024	$4.5
2025	12.8
2026	8.6
2027	8.1
2028	7.8
2029	5.1
Thereafter	13.8
Total future sublease rent payments, net	60.7

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which reduced the Company's borrowing capacity under the revolving credit facility. As of September 30, 2024, the Company's remaining minimum obligation under the lease for its headquarters was $175.2 million.

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

During the three and nine months ended September 30, 2024, the Company did not recognize any impairment charges, compared to $2.2 million during the three and nine months ended September 30, 2023, related to right-of-use assets and other lease related property and equipment assets.

In the fourth quarter of 2023, the Company executed an amendment to the lease ("the lease amendment") for its San Francisco, California corporate headquarters, whereby the Company has already or will surrender to the landlord approximately 165,000 square feet of office space and pay an aggregate of $79.0 million in termination payments. The termination fees occur in three tranches: approximately 52,000 square feet and $28.1 million paid in October 2023 upon the execution of the lease

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
amendment, 54,000 square feet and $14.9 million paid in June 2024, and the remaining 59,000 square feet and $36.0 million paid in January 2025.

As of September 30, 2024, the Company had $76.2 million in commitments for leases that have not yet commenced, and therefore is not included in the right-of-use asset or lease liability. These leases will commence in 2025, with lease terms of 7 years.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2024	December 31, 2023
Non-income taxes payable	$61.2	$61.3
Accrued legal and other external fees	25.9	28.8
Acquisition indemnification holdbacks(1)	0.6	16.9
Other accrued and current liabilities	59.4	48.2
Total accrued and other current liabilities	$147.1	$155.2
(1) Acquisition indemnification holdbacks were released to the sellers' representative following the expiration of the applicable holdback period as of September 30, 2024.

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

As of September 30, 2024, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.6 million and 1.6 million shares during the three and nine months ended September 30, 2024, respectively, and 0.4 million and 1.4 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, 227.2 million shares of Class A common stock, 79.1 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2023, 256.0 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2024 and December 31, 2023 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of September 30, 2024 and December 31, 2023, respectively. See "Co-Founder Grant" section below for further details.

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

During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 14.6 million and 37.0 million shares of its Class A common stock, respectively, for an aggregate amount of $351.8 million and $895.6 million, respectively. During the three and nine months ended September 30, 2023, the Company repurchased and subsequently retired 3.8 million and 18.8 million shares of its Class A common stock, respectively, for an aggregate amount of $104.4 million and $436.1 million, respectively. During the three and nine months ended September 30, 2024 and 2023, the 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases.

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

As of September 30, 2024, there were 34.2 million stock-based awards issued and outstanding and 116.6 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2024:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Additional shares authorized	16.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	—	—	—	—	(10.8)	23.54
Options and restricted stock units and awards canceled	4.6	—	—	—	—	(4.6)	24.06
Shares withheld related to net share settlement of restricted stock units and awards	4.2	—	—	—	—	—	—
Options and restricted stock units and awards granted	(19.0)	—	—	—	—	19.0	24.41
Balance as of September 30, 2024	116.6	0.2	$13.62	3.5	$0.9	34.0	$23.62
Vested at September 30, 2024		0.2	$13.62	3.5	$0.9	—	$—
Unvested at September 30, 2024		—	$—	—	$—	34.0	$23.62

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Intrinsic value of options exercised	$0.1	$0.8	$0.5	$3.0

As of September 30, 2024, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $781.9 million. The weighted-average period over which such

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
compensation expense will be recognized if the requisite service is provided is approximately 2.7 years as of September 30, 2024.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $0.4 million and $2.3 million during the three and nine months ended September 30, 2024, respectively, and $1.5 and $5.7 during the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, unamortized stock-based compensation expense related to the Co-Founder Grant was $0.1 million.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$79.7	$27.0	$86.9	$27.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	235.0	79.5	258.4	80.8
Net income per common share, basic	$0.34	$0.34	$0.34	$0.34
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$79.7	$27.0	$86.9	$27.2
Reallocation of net income as a result of conversion of Class B to Class A common stock	27.0	—	27.2	—
Reallocation of net income to Class B common stock	—	(0.2)	—	(0.5)
Net income attributable to common stockholders for diluted EPS	$106.7	$26.8	$114.1	$26.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	235.0	79.5	258.4	80.8
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	1.9	—	6.8	—
Conversion of Class B to Class A common stock	79.5	—	80.8	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	316.4	79.5	346.0	80.8
Net income per common share, diluted	$0.34	$0.34	$0.33	$0.33

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$263.2	$86.3	$172.6	$53.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	243.9	80.0	261.2	81.3
Net income per common share, basic	$1.08	$1.08	$0.66	$0.66
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$263.2	$86.3	$172.6	$53.7
Reallocation of net income as a result of conversion of Class B to Class A common stock	86.3	—	53.7	—
Reallocation of net income to Class B common stock	—	(0.8)	—	(0.5)
Net income attributable to common stockholders for diluted EPS	$349.5	$85.5	$226.3	$53.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	243.9	80.0	261.2	81.3
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	3.2	—	3.4	—
Conversion of Class B to Class A common stock	80.0	—	81.3	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	327.1	80.0	345.9	81.3
Net income per common share, diluted	$1.07	$1.07	$0.65	$0.65

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Restricted stock units and awards	14.6	1.9	4.7	8.1
Options to purchase shares of common stock	0.1	—	—	—
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	98.6	85.8	88.6	92.0

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 14. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $26.0 million and $67.9 million for the three and nine months ended September 30, 2024, respectively, and $21.4 million and $55.8 million for the three and nine months ended September 30, 2023, respectively.

For the three and nine months ended September 30, 2024, and September 30, 2023, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2024, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $16.2 million during the nine months ended September 30, 2024. The increase was primarily driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period of approximately $16.0 million, of which $12.0 million, if recognized, would affect the Company's effective tax rate and $4.0 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 15. Geographic Areas

Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2024	December 31, 2023
United States	$340.1	$302.4
International (1)	$6.2	$6.8
Total property and equipment, net	$346.3	$309.2

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2024 and December 31, 2023.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$362.9	$358.8	$1,082.9	$1,058.4
International (1)	275.9	274.2	821.7	808.2
Total revenue	$638.8	$633.0	$1,904.6	$1,866.6

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2024 and 2023, respectively.
Note 16. Subsequent Events

On October 30, 2024, the Company announced the Board of Directors approved a reduction of its global workforce by approximately 20% to streamline the Company’s team structure to better align with its long-term growth and profitability objectives. The Company estimates that it will make total cash expenditures of approximately $63 million to $68 million, primarily consisting of severance payments, employee benefits, and related costs. Severance payments include the pro rata amount of the fiscal year 2024 annual employee bonus through October 30, 2024, for which the Company has accrued compensation expense. The Company expects to recognize $47 million to $52 million of incremental expense in connection with the reduction in workforce. The Company expects substantially all of the incremental expense will be recognized and the majority of the cash expenditure will be paid in the fourth quarter of 2024, with the remainder to be recognized and paid in the first half of 2025. The estimated cash expenditures and incremental expenses are based on certain assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from such estimates.

The Company may incur other incremental expenses or cash expenditures not currently contemplated due to unanticipated events that may occur as a result of or in connection with the implementation of the reduction in workforce.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.24 million paying users.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, Essentials and Family for individuals to Standard, Advanced, Business, Business Plus and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard, Advanced or Business, and Business Plus plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as Dropbox Sign, DocSend and FormSwift, each of which we acquired.

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

During the three and nine months ended September 30, 2024, we did not recognize any impairment charges. During the three and nine months ended September 30, 2023, we recognized zero and $2.2 million of impairment charges for right-of-use assets and other lease related property and equipment assets, respectively. See Note 9, "Leases" for additional information. We may incur additional impairment charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy.

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

During the three months ended September 30, 2024, we saw growth in Individual plans offset by continued pressure within our Teams plans, as businesses continued to face a challenging operating environment. We also continued to see better than anticipated performance within DocSend, while our FormSwift business faced seasonal pressure.

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

Cybersecurity

In April 2024, we became aware of unauthorized access to the Dropbox Sign production environment, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024. While we remain subject to various risks due to the incident, including ongoing litigation and regulatory scrutiny, as of the date of this filing, it has not had, and no facts have come to light indicating that it is likely to have, a material impact on Dropbox’s overall financial condition or results of operations.

Reduction in Workforce

On October 30, 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. See Note 16. "Subsequent Events" for additional information.

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

Our ARR fluctuates and may decline in some periods as compared to prior periods. ARR increased in the third quarter of 2024 as compared to the second quarter of 2024 as a result of growth in our Individual plans. We expect our ARR growth to moderate in the near term as we face headwinds stemming from a challenging operating environment, particularly as it relates to our Teams plans.

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

Total ARR increased for the period ended September 30, 2024, compared to the periods ended December 31, 2023 and September 30, 2023, primarily driven by an increase in paying users in our Individual plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2024.

	As of
	September 30, 2024	December 31, 2023	September 30, 2023
	(In millions)
Total ARR	$2,579	$2,523	$2,525

	As of
Constant Currency	September 30, 2024	December 31, 2023	September 30, 2023
	(In millions)
Total ARR	$2,579	$2,540	$2,543

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

For DocSend and FormSwift, we define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period.

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

The number of paying users as of September 30, 2024 grew as compared to December 31, 2023 and September 30, 2023, largely from an increase in paying users in Individual plans and from our acquisition of Reclaim offset by a decrease in paying users due to downsell pressures across our Teams plans. However, our overall paying user growth rate has declined and may decline in the future.

The total number of paying users fluctuates and may increase in some periods as compared to prior periods. For example, paying users increased slightly in the third quarter of 2024 as compared to the second quarter of 2024. We expect to drive paying user growth, however the pace of our future growth may be lower relative to prior periods.

The below table sets forth the number of paying users as of September 30, 2024, December 31, 2023, and September 30, 2023.

	As of
	September 30, 2024	December 31, 2023	September 30, 2023
	(In millions)
Paying users	18.24	18.12	18.17

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

As a result of an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans, we experienced an increase in our average revenue per paying user for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023.

The below table sets forth our ARPU for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
ARPU	$139.05	$138.71	$139.56	$138.86

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

Our FCF increased for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily due to an increase in cash provided by operating activities from increased subscription sales, as a majority of our paying users are invoiced in advance, and payments related to our 2023 reduction in workforce, partially offset by an increase in capital expenditures.

We expect our FCF to generally increase in the near term as we drive operating efficiencies, partly due to our 2024 reduction in workforce. We expect to continue to purchase infrastructure equipment to support our user base and anticipate that our capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	680.3	583.4
Capital expenditures	(19.2)	(14.3)
Free cash flow	$661.1	$569.1

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

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We expect gross margin to decrease slightly in the near term as we lap the benefit of our extension of useful lives of certain infrastructure server and component assets as described above, and remain relatively constant in the long term.

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as a result of our 2024 reduction in workforce, partially offset by continued hiring for our engineering, product, and design teams in roles critical to our future growth initiatives.

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

We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as a result of our 2024 reduction in workforce, partially offset by continued investment in sales and marketing in the long term, in order to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

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

Net loss on real estate assets
Net loss on real estate assets consists primarily of impairment charges related to certain right-of-use assets and other lease related property and equipment assets in 2023. See Note 9, "Leases" for additional information.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenue	$638.8	$633.0	$1,904.6	$1,866.6
Cost of revenue(1)(2)	111.5	119.6	324.3	356.5
Gross profit	527.3	513.4	1,580.3	1,510.1
Operating expenses:
Research and development(1)(2)	225.7	216.4	671.9	714.4
Sales and marketing(1)(2)	110.5	106.3	331.8	346.4
General and administrative(1)(2)	63.3	60.0	178.3	175.8
Net loss on real estate assets(3)	—	—	—	2.2
Total operating expenses	399.5	382.7	1,182.0	1,238.8
Income from operations	127.8	130.7	398.3	271.3
Interest income, net	3.8	5.0	15.8	12.6
Other income (loss), net	1.1	(0.2)	3.3	(1.8)
Income before income taxes	132.7	135.5	417.4	282.1
Provision for income taxes	(26.0)	(21.4)	(67.9)	(55.8)
Net income	$106.7	$114.1	$349.5	$226.3

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Cost of revenue	$5.8	$5.8	$17.0	$17.6
Research and development(4)	66.7	58.6	186.3	178.9
Sales and marketing	6.1	5.2	17.4	17.0
General and administrative	13.7	14.2	40.1	41.6
Total stock-based compensation	$92.3	$83.8	$260.8	$255.1

(2) Includes expenses related to our 2023 reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	17	19	17	19
Gross profit	83	81	83	81
Operating expenses:
Research and development(1)(2)	35	34	35	38
Sales and marketing(1)(2)	17	17	17	19
General and administrative(1)(2)	10	9	9	9
Net loss on real estate assets(3)	—	—	—	—
Total operating expenses	63	60	62	66
Income from operations	20	21	21	15
Interest income, net	1	1	1	1
Other income (loss), net	—	—	—	—
Income before income taxes	21	21	22	15
Provision for from income taxes	(4)	(3)	(4)	(3)
Net income	17%	18%	18%	12%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development(4)	10	9	10	10
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	14%	13%	14%	14%

(2) Includes expenses related to our 2023 reduction in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2023.

(3) Includes impairment charges related to real estate assets as a result of the our Virtual First work model.

(4) On March 15, 2023, our President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the three months ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$638.8	$633.0	$5.8	0.9%

Revenue increased $5.8 million or 0.9% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 primarily due to an increase in paying users and an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans, which together contributed to an increase of $5.9 million in revenue. In addition, revenue was negatively impacted by $0.1 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$111.5	$119.6	$(8.1)	(6.8)%
Gross profit	527.3	513.4	13.9	2.7%
Gross margin	83%	81%

Cost of revenue decreased $8.1 million or 6.8% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to decreases of $7.1 million in infrastructure costs, primarily as a result of the change in useful lives from 4 to 5 years for certain infrastructure and component assets, and $1.5 million in outside services.

Our gross margin increased during the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a 0.9% increase in revenue during the period and a 6.8% decrease in our cost of revenue as described above.

Research and development

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$225.7	$216.4	$9.3	4.3%

Research and development expenses increased $9.3 million or 4.3% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase of $12.5 million in employee-related costs.

Sales and marketing

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$110.5	$106.3	$4.2	4.0%

Sales and marketing expenses increased $4.2 million or 4.0% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase of $4.1 million related to advertising and other marketing related expenses.

General and administrative

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$63.3	$60.0	$3.3	5.5%

General and administrative expenses increased $3.3 million or 5.5% during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to an increase of $3.1 million in outside services.

Net loss on real estate assets

	Three Months Ended September 30,
	2024	2023	$ Change	% Change

	(In millions)
Net loss on real estate assets	$—	$—	$—	—%

The Company did not record any gain or losses on real estate assets during the three months ended September 30, 2024 and 2023, related to right-of-use and other lease related property and equipment assets, in conjunction with our Virtual First model.

Interest income, net

Interest income, net decreased by $1.2 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to higher interest expense for our finance leases as a result of interest rate increases.

Other income (loss), net

Other income (loss), net increased by $1.3 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a $0.4 million gain from sales of retired infrastructure assets, and a $0.3 million increase in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $4.6 million during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily due to a larger benefit from tax credits recognized in the prior year.

Comparison of the nine months ended September 30, 2024 and 2023

Revenue

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$1,904.6	$1,866.6	$38.0	2.0%

Revenue increased $38.0 million or 2.0% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to an increase of $36.6 million due to an increase in paying users and an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans. Revenue was positively impacted by $1.4 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$324.3	$356.5	$(32.2)	(9.0)%
Gross profit	1,580.3	1,510.1	70.2	4.6%
Gross margin	83%	81%

Cost of revenue decreased $32.2 million or 9.0% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to decreases of $24.5 million in infrastructure costs, primarily as a result of the change in useful lives from 4 to 5 years for certain infrastructure and component assets, $4.0 million in employee-related costs, and $3.6 million in outside services.

Our gross margin increased during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to a 2.0% increase in revenue during the period and a 9.0% decrease in our cost of revenue as described above.

Research and development

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$671.9	$714.4	$(42.5)	(5.9)%

Research and development expenses decreased $42.5 million or 5.9% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to decreases of $34.3 million in employee-related costs and $7.7 million in allocated overhead.

Sales and marketing

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$331.8	$346.4	$(14.6)	(4.2)%

Sales and marketing expenses decreased $14.6 million or 4.2% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a decrease of $22.2 million in employee-related costs. This decrease was partially offset by an increase of $5.8 million related to advertising and other marketing related expenses.

General and administrative

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$178.3	$175.8	$2.5	1.4%

General and administrative expenses increased $2.5 million or 1.4% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increases of $1.9 million in outside services and $2.8 million in non-income based taxes. These increases were partially offset by a decrease of $2.1 million in employee-related cost.

Net loss on real estate assets

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change

	(In millions)
Net loss on real estate assets	$—	$2.2	$(2.2)	(100)%

Net loss on real estate assets was $2.2 million during the nine months ended September 30, 2023 related to right-of-use and other lease related property and equipment assets, in conjunction with our Virtual First model. There were no similar charges during the nine months ended September 30, 2024.

Interest income, net

Interest income, net increased by $3.2 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to increased investments in money market funds offset by higher interest expense for our finance leases as a result of interest rate increases.

Other income (loss), net

Other income (loss), net increased by $5.1 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to a $2.4 million reduction in losses on investments, a $1.8 million gain from sales of retired infrastructure assets, and a $0.6 million increase in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes increased $12.1 million during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily due to the impact of our 2023 reduction in workforce on prior year income before income taxes.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $517.6 million and short-term investments of $373.2 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of September 30, 2024, $387.1 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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
Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and have continued stock repurchases under the July 2023 authorization. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2024, we repurchased and subsequently retired 14.6 million and 37.0 million shares, respectively, of our Class A common stock for an aggregate amount of $351.8 million and $895.6 million, respectively. The 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In April 2017, we entered into a $600.0 million credit facility with a syndicate of financial institutions, which we subsequently amended in February 2018, February 2021, and March 2023. Pursuant to the terms of the revolving credit facility, as amended, we may issue letters of credit under the revolving credit facility, which reduce the total amount available for borrowing under such facility. The amended revolving credit facility, among other things, permits us to make certain investments, and enter into an unsecured standby letter of credit facility. Our borrowing capacity under the amended revolving credit facility is $500.0 million and the letter of credit sublimit is $65.0 million. We may from time-to-time request increases in the borrowing capacity under the revolving credit facility of up to $250.0 million, provided no event of default has occurred or is continuing or would result from such increase. In March 2023, we amended the revolving credit facility to update our borrowing benchmark from LIBOR to SOFR. The revolving credit facility terminates on February 23, 2026.
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
The revolving credit facility contains customary conditions to borrowing, events of default, and covenants, including covenants that restrict our ability to incur indebtedness, grant liens, make distributions to our holders or our subsidiaries’ equity interests, make investments, or engage in transactions with our affiliates. In addition, the revolving credit facility contains financial covenants, including a consolidated leverage ratio incurrence covenant and a minimum liquidity balance. We were in compliance with all covenants under the revolving credit facility as of September 30, 2024.
As of September 30, 2024, we had no amounts outstanding under the revolving credit facility and an aggregate of $30.5 million in letters of credit issued under the revolving credit facility. Our total available borrowing capacity under the revolving credit facility was $469.5 million as of September 30, 2024.
As of September 30, 2024, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits. Accordingly, we expect our cash tax obligations will increase in the foreseeable future.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the revolving credit facility, will be sufficient to meet our needs for the foreseeable future. As of September 30, 2024, our principal commitments consist of obligations under the Notes, and cash commitments due to additional known contractual obligations.

Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in infrastructure equipment to support our user base, our ability to sublease space at office locations where we have unused spaces, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume, timing, and amount of our share repurchases. In addition, we have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In light of all of these circumstances, we may be required to seek additional equity or debt financing, or we may decide to do so opportunistically. In the event that additional financing is required or desired from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by operating activities	$680.3	$583.4
Net cash provided by investing activities	330.0	417.2
Net cash used in financing activities	(1,110.5)	(627.2)
Effect of exchange rate changes on cash and cash equivalents	2.9	(1.9)
Net (decrease) increase in cash and cash equivalents	$(97.3)	$371.5

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
For the nine months ended September 30, 2024, net cash provided by operating activities was $680.3 million, which primarily consisted of our net income of $349.5 million, adjusted for stock-based compensation expense of $260.8 million, depreciation and amortization expenses of $99.1 million, and net cash outflow of $80.0 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus and the payment for the second tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The increase of $96.9 million in net cash provided by operating activities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase of $68.3 million in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. Additionally, there was a decrease of $28.6 million in cash outflows from changes in operating assets and liabilities.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2024, net cash provided by investing activities was $330.0 million, which primarily related to $385.2 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for acquisitions of $57.8 million and cash paid for capital expenditures of $19.2 million related to purchases of infrastructure assets at our datacenters.
The decrease of $87.2 million in net cash provided by investing activities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to a decrease of $35.1 million in net investment activity inflows, an increase of $57.8 million in cash paid for acquisitions, and an increase of $4.9 million in cash paid for capital expenditures primarily related to purchases of infrastructure assets at our datacenters.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), principal payments on finance lease obligations for our infrastructure equipment, and payments of acquisition-related indemnity holdback amounts.
For the nine months ended September 30, 2024, net cash used in financing activities was $1,110.5 million, which primarily consisted of $888.3 million for the repurchase of our common stock, $109.2 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, $96.2 million in principal payments on finance lease obligations, and the release of $17.1 million in acquisition-related indemnity holdback payments after the acquisition date in accordance with the merger agreement.
The increase of $483.3 million in net cash used in financing activities during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase of $454.6 million in repurchases of our common stock, an increase of $8.6 million in cash paid for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and an increase of $17.1 in cash paid for the release of acquisition-related indemnity holdback payments after the acquisition date in accordance with the merger agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $517.6 million and short-term investments of $373.2 million as of September 30, 2024. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
Any borrowings under the revolving credit facility bear interest at a variable rate tied to SOFR or an alternative base rate. As of September 30, 2024, we had no amounts outstanding under the revolving credit facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations.
As of September 30, 2024, a hypothetical increase in interest rates by 100 basis points would have resulted in a $4.1 million reduction in the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2024, 26% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the nine months ended September 30, 2024 and 2023, respectively. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2024 and 2023, respectively.
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

At the trial in May 2023, the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. Dropbox filed a Motion for Entry of Judgment on August 28, 2023 and on September 27, 2023, Motion Offense filed a Motion for a New Trial. At a hearing on January 3, 2024, the Court denied Motion Offense’s Motion for a New Trial. On January 8, 2024, the court ordered supplemental briefing relating to the Motion for Entry of Judgment and briefing. On August 29, 2024, the court entered judgement in line with the May 2023 jury verdict. On September 27, 2024, Motion Offense filed a Motion for Judgment as a Matter of Law and a (renewed) Motion for a New Trial. Dropbox’s responses were filed on October 25, 2024. Motion Offense's replies will be due by November 15, 2024.

Before trial, Motion Offense filed a third patent infringement suit against Dropbox out of the same family of patents as the prior two suits. This suit was not consolidated into the trial. The case is currently stayed pending final resolution of the Inter Partes Review of the asserted patent. We believe Motion Offense’s allegations in that suit are similarly without merit and will vigorously defend against them.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2024, we served over 700 million registered users but only 18.24 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Unauthorized parties have in the past gained access, and may in the future gain access, to systems, networks, or facilities used in our business through various means, including gaining unauthorized access to our systems, networks, or facilities, attempting to fraudulently induce our employees, users, or others into disclosing user names, passwords, or other sensitive information. For example, as previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on May 1, 2024, on April 24, 2024, we became aware of unauthorized access to the Dropbox Sign production environment. We continue to face risks relating to this incident, including harm to our reputation and customer relationships, and ongoing litigation, in the form of a consolidated class action lawsuit that has been filed in federal court in the Northern District of California, and regulatory scrutiny related to this incident, and we may discover other impacts or new related events may occur that could affect our business operations, financial condition or results of operations. Any unauthorized or inadvertent access to, or an actual or perceived security breach of or incident impacting, our systems, or networks, or facilities, or those of third parties on which we rely, or those of any businesses or technologies we have acquired, could result in an actual or perceived loss of, or unauthorized access to or disclosure, modification, misuse, loss, corruption, unavailability, or destruction of, our data or our users' content, regulatory investigations, proceedings, and orders, claims, demands, and litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations or other actual or asserted obligations, and other liabilities. Any such incident could also materially damage our reputation and market position and harm our business, results of operations, and financial condition, including reducing our revenue, causing us to issue credits to users, negatively impacting our ability to accept and process user payment information, eroding our users’ trust in our services and payment solutions, subjecting us to costly user notification or remediation, harming our ability to retain users, harming our brand, or increasing our cost of acquiring new users. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Further, if a high-profile security breach or incident occurs with respect to another content collaboration solutions provider, our users and potential users could lose trust in the security of content collaboration solutions providers generally, which could adversely impact our ability to retain users or attract new ones. We have also incorporated AI technologies into certain products and expect to continue to incorporate additional AI technologies into our products and otherwise into our business and operations in the future. The use of AI technologies and the accelerated product development lifecycle for AI products may create additional or increase existing cybersecurity risks and may result in security or privacy incidents. Further, cybersecurity attacks may use AI technologies and increase the risk of security incidents.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, errors in our systems and processes, or other errors in the storage, use, transmission, or other processing of personal information has in the past and could in the future result in an actual or perceived breach of user privacy or inadvertent disclosure of information, and such errors could adversely affect our business, brand, and reputation. For example, in the past an error in our use of a trusted third party to provide anti-malware and phishing services resulted in URLs embedded within content shared on Dropbox or uploaded to DocSend being made available to other paid subscribers and partners of that third party. However, only the URLs were sent - neither the document itself, nor any information within it, was shared. To address this, we asked the service provider to delete the affected URLs from its databases, and they have done so. While we are not aware of any URLs that were exploited by malicious actors, we cannot rule this out. As a standard practice, we complied with our notification obligations to applicable regulatory authorities. While we believe we have adequate systems in place to detect and prevent integration of software and services that may compromise personal information, we can provide no assurances those systems will be effective in every case.

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

Additionally, efforts to grow and expand our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, including AI features, and to the extent our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. These issues have from time-to-time in the past, and may in the future, slow or limit our ability to execute against our product initiatives, impact user experience, and impair growth. Moreover, any increasing complexity of our product offerings could harm our customer experience and negatively impact user retention or the conversion of registered users to paying users.

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

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a paid subscription to our platform as a discretionary purchase, and our paying users have in the past and may in the future reduce their spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, interest rates, unemployment trends, geopolitical issues, including wars and other armed conflicts, global health epidemics and other highly communicable diseases, bank insolvencies and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

•third-party integration;

•customer support;

•continued innovation;

•pricing;

•investments in AI; and

•macroeconomic trends.

With the introduction of new technologies and market entrants, we expect competition to intensify. Many of our actual and potential competitors have competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships or alliances to offer a broader range of products and services than we do. These combinations make it increasingly difficult for us to compete effectively. We expect these trends to continue as competitors strengthen or maintain their market positions.

Demand for our platform is sensitive to price, and our pricing and packaging has in the past and could in the future negatively impact our top of funnel and conversion rates. Many factors, including our marketing, user acquisition and technology costs, and our current and future competitors’ pricing and marketing strategies, can significantly affect our pricing strategies. Certain of our competitors offer, or may in the future offer, lower-priced or free products or services that compete with our platform or may bundle and offer a broader range of products and services.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products have the potential to drive future growth of our business, the development of such new features will incur significant costs and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union enacted the Artificial Intelligence Act in March 2024 that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our 2024 reduction in workforce may result in increased attrition beyond our intended reduction in workforce, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial results, and growth prospects could be harmed.

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

We have paying users across approximately 180 countries and approximately half of our revenue in the year ended December 31, 2023 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

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

Any acquisition we complete could be viewed negatively by users, developers, partners, or investors, and could have adverse effects on our existing business relationships, financial condition, or the value of our capital stock. Further, an acquired business may not achieve the returns or strategic benefits we expected and we may have unanticipated expenses, write-offs or charges related to such acquisitions.

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

On July 10, 2023, the European Commission adopted an adequacy decision relating to the transfer of personal data from the European Economic Area (“EEA”) to the U.S. that takes place under the EU-U.S. Data Privacy Framework (“DPF”). The DPF is the successor to the EU-U.S. Privacy Shield (“Privacy Shield”) and allows participating entities to transfer personal data to the U.S. As we continued to participate in Privacy Shield, we transitioned automatically to the DPF. The DPF also applies to transfers from the UK and Switzerland to the U.S. Switzerland must also adopt its own adequacy decision, which is expected to happen shortly.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that have taken effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that go into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and the U.S. federal government is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU revised its Cybersecurity Directive (“NIS2”), with EU member states obligated to transpose it into national law by October 17, 2024. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense, which alleged that Dropbox infringes certain of its patents. A jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 jury verdict. On September 27, 2024, Motion Offense filed a Motion for Judgment as a Matter of Law and a (renewed) Motion for a New Trial. We filed our responses on October 25, 2024, and Motion Offense’s replies will be due by November 15, 2024. The final judgment may be appealed to the Federal Circuit. It is not possible presently to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include, but are not limited to, the following:

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

•announced or completed transactions, which may include acquisitions of businesses, products, services, or technologies, financing arrangements, or joint ventures or partnerships by us or our competitors;

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of September 30, 2024, our directors and executive officers, and their respective affiliates, held in the aggregate 77.2% of the voting power of our capital stock, with Mr. Houston holding approximately 77.0% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We initially implemented a stock repurchase program in 2020. In February 2022, our Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock and in July 2023 our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Although we have previously announced an intention to allocate a significant portion of our free cash flow to share repurchases, any share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Furthermore, the loss of expertise and institutional knowledge of employees, including as a result of our 2024 reduction in workforce, may negatively impact our ability to maintain adequate controls and procedures. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement that could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts maintain coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our Class A common stock to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2024.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	1.55	$22.74	1.55	$832.91
August 1 - 31	6.65(3)	$23.60	6.61	$676.91
September 1 - 30	6.45	$24.41	6.45	$519.53
Total	14.65	$23.86	14.61

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

(3) Includes 40,658 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, a member of our board of directors, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 22, 2024, Lisa Campbell, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 11,388 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025, or earlier if all transactions under the trading arrangement are completed.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 8, 2024	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2024	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)