Form 10-K
period 2024-12-31
DROPBOX, INC.
filed 2025-02-21
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
(415) 930-7766
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2024 as reported by the NASDAQ Global Select Market on such date was approximately $3,488.1 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 18, 2025, there were 224,824,684 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 142,548 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 76,925,771 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

•Our expectations regarding the potential impacts of permanent global remote or distributed work, on our business, the business of our customers, suppliers and partners, and the economy;

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

•Our rate of growth has declined in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may experience negative growth.

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

•We operate with a Virtual First workforce and the long-term impact of this model on our financial results and business operations remains uncertain.

•Our lack of a significant outbound sales force may limit the potential growth of our business.

•Our revenue growth rate has declined in recent periods and may continue to slow in the future.

•We may increase expenses in the future, and we may not be able to achieve or maintain profitability in future periods.

•Servicing our indebtedness under our term loan facility, 2026 Notes and 2028 Notes (as defined below) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the term loan facility, 2026 Notes, or 2028 Notes.

PART I.

ITEM 1. BUSINESS

Overview
Dropbox, Inc. (the “Company”, “we”, or “us”) is the one place to keep life organized and keep work moving.
We were founded in 2007 with a simple idea: Life would be a lot better if everyone could access their most important information anytime from any device. For over a decade, we’ve largely accomplished that mission by building tools to help people work from anywhere—and along the way we recognized that for most of our users, sharing and collaborating on the Dropbox, Inc. platform (“Dropbox”) was even more valuable than storing files.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.22 million paying users as of December 31, 2024.

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
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Passwords, Dropbox Backup, Dropbox Sign, DocSend, Dropbox Dash for Business ("Dash"), Dropbox Replay, Dropbox Transfer, and Reclaim.ai, Inc. ("Reclaim") and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack (now part of Salesforce), and BetterCloud help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. We have also made investments in developing products that will incorporate artificial intelligence ("AI") technologies, further expanding the value of our platform and deepening user engagement. Additionally, our strategic partnerships with AI-focused companies strengthen our ability to drive AI-powered innovation and reimagine digital collaboration.

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

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2024, Dropbox was receiving over 75 billion API calls per month and just over 1,000,000 developers had registered and built applications on our platform. In addition, more than 80% of Dropbox Business teams have linked to one or more third-party applications.

Rewind. Dropbox Rewind is a tool that lets a user take a folder, or their entire account, back to a specific point in time. The tool uses version history to undo changes made to files and folders, and can recover any file edits or deletions up to the last 365 days, depending on the users’ subscription.

Dropbox Backup. Dropbox Backup automatically syncs folders on a user's computer to the cloud. When turned on, files on the user's PC or Mac are continuously backed up on the cloud. Any changes made in synced folders are automatically updated in the Dropbox account and on the hard drive. Dropbox Backup allows users to get up-to-date versions of files stored on the user's PC or Mac from anywhere and from any device instantly. Content is secure in the cloud, no matter what happens to the user's computer.

Passwords. Dropbox Passwords allows users to sign-in to websites and apps by creating and storing unique usernames and passwords across devices. The app can autofill usernames and passwords for instant access anywhere within applications available for Windows, Mac, iOS, and Android.

Dash. Dropbox Dash is an AI powered, universal search tool, which makes it easy for teams to search, organize, share, and protect content from across their connected apps, all in one place.

Reclaim. Reclaim is an AI-powered scheduling tool that helps companies prioritize tasks and coordinate schedules with a calendar app.

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

Shared links. Users can share files and folders with anyone, including non-Dropbox users, by creating a Dropbox link. Once created, the link can be sent through email, text, Meta, X, instant message, or other channels. The recipient can view the file with a rich preview or see all the files in a shared folder. Dropbox Professional subscribers and Dropbox Business teams can set passwords and expiration dates and specify whether recipients can comment on or download the files.

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

Our Customers
We’ve built a thriving global business with 18.22 million paying users. As of December 31, 2024, we had more than 575,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2024, 2023, and 2022, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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

Our Sales and Marketing Approach
As users share content and collaborate on our platform, they introduce and invite new users, driving growth. We generate over 90% of our revenue from self-serve channels, which limits customer acquisition costs.

We’ve developed an efficient marketing function that’s focused on building brand awareness and reinforcing our self-serve model.

Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. Each year, hundreds of millions of devices—including computers, phones, and tablets—are actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users. We complement our self-serve strategy with targeted outbound sales to pursue organizations best suited to our product.

Once prospects are identified, our sales team works to broaden adoption of our platform into wider-scale deployments. We also acquire some users through paid marketing and distribution partnerships in which hardware manufacturers pre-install our software on their devices.

Our Technology Infrastructure and Operations
Our users trust us with their most important content, and we focus on providing them with a secure and easy-to-use platform. More than 90% of our users’ data is stored on our own custom-built infrastructure, which has been designed from the ground up to be reliable and secure, and to provide annual data durability of at least 99.999999999%. We have datacenter co-location facilities in Oregon, Texas, and Virginia.

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

We make investments in technology both to improve our existing products and services and to develop new ones. We have made, and intend to continue making, investments in developing products that will incorporate AI, such as Dash.

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
Privacy
We are committed to keeping user data private, and are subject to a number of privacy laws and regulations such as the European Union's General Data Protection Regulation ("GDPR") and the California Consumer Privacy Act ("CCPA") in the U.S. These laws and regulations impose increasingly numerous, complex obligations on us. To address our obligations under such privacy laws and regulations, we operate a robust privacy program and have appointed a Data Protection Officer. Our privacy policy details how we process our users’ personal data as well as the steps we take to protect it. For third-party developers that create applications that connect to Dropbox, we also set forth terms and guidelines that explain their obligation to protect the privacy of our users' personal data.

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

We have over 1,800 issued patents and more than 250 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we license a number of key third-party patents in the file collaboration, storage, syncing, and sharing markets.

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

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2024, we had 2,204 full-time employees. Of our full-time employees, 1,755 were located in the United States and 449 were employees located outside of the United States. None of our employees are represented by a labor union, except to the extent certain employees outside the United States are represented by national trade unions or local works councils. We have not experienced any work stoppages, and we believe that our employee relations are strong.

In October 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. We provided employees impacted by this reduction in workforce with severance packages and job placement support.

Virtual First
In October 2020, we announced our Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we have seen our workforce become more distributed over time. Teams also meet in person several times a year, using repurposed real estate called "Dropbox Studios" or flexible workspaces known as "On-Demand Spaces.” Part of Virtual First includes empowering our employees to adopt flexible working arrangements and providing tools for efficient remote collaboration and continuing to provide opportunities for in-person collaboration at “Dropbox Studios” or “On-Demand Spaces.” Additionally, we provide our employees with a quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to support their effectiveness in their work environments.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match up to a specific threshold, and equity awards which align the interests of our employees with our stockholders. Our highly competitive benefits package includes medical, dental, vision, life and disability plans. In addition to these core benefits, we also provide enhanced mental health benefits, family formation benefits and our adoption and surrogacy assistance program. Our comprehensive programs also provide various leave benefits - including paid parental leave for all eligible employees.

Employee Wellness and Safety

We recognize the importance of the well-being of our employees. With our Virtual First work model, we remain committed to supporting their wellness and development. A component of our comprehensive health and wellness benefits package to all employees includes time-off opportunities as well as mental and physical wellness benefits. We conduct a bi-annual employee satisfaction survey to gather candid feedback from employees with focus on areas such as experience with our managers, wellness initiatives, career and company initiatives. Survey results are reviewed extensively and become part of our action plans at all levels of the organization.
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
Community
We empower our employees to give back to their communities by providing paid volunteer time off, matching a portion of employee donations to nonprofits, and making product donations to nonprofit organizations nominated by our employees.

Corporate Information
We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. Our principal offices are located at 1800 Owens Street, San Francisco, California, 94158, and our telephone number is (415) 930-7766. Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “DBX.”

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2024, we served over 700 million registered users but only 18.22 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Furthermore, events or conditions that financially impact our registered users and other prospective paying users, such as macroeconomic factors, layoffs, inflation, fluctuating interest rates, or catastrophic events, have in the past caused and may cause in future periods these users to delay or reduce technology spending, which impacted, and may continue to impact our ability to convert registered users or otherwise attract new paying users, restricting our ability to grow our revenue. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue and operating results will be adversely affected.

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

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. Furthermore, despite our security measures, contractors and other individuals (some of whom our intelligence indicates are supported by nation states) have in the past gained, and in the future may gain, access to our systems. This risk may increase when vendors and contractors work remotely, including as part of our Virtual First model. Additionally, unapproved internal AI product usage or human error in the product development process each have the potential to result in disclosure of user or company content data.

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

Our rate of growth has declined in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may experience negative growth.

The rate of growth of our business and revenue has declined, and we expect to experience negative growth in the near term. If we are unable to execute on our new product initiatives and plans for growth in the future, we may be unable to reverse this trend. Our new product initiatives, including any AI-based initiatives, are intended to result in growth, but such initiatives require a period of investment and ultimately may not succeed on the timelines we expect or at all. Any additional revenue our new initiatives generate may be insufficient to offset the amounts we have invested or the declining rates of growth in other areas of our business.

Efforts to grow and expand our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, including AI features, and to the extent our user base and third-party relationships expand, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations. In addition, our challenges may be heightened in connection with our Virtual First work model, as we engage an increasingly distributed employee base in countries around the world, as well as our focus on aligning our resources to create a more nimble and streamlined organization. These issues have from time-to-time in the past, and may in the future, slow or limit our ability to execute against our product initiatives, impact user experience, and impair growth. Moreover, any increasing complexity of our product offerings could harm our customer experience and negatively impact user retention or the conversion of registered users to paying users.

In order to maintain or reaccelerate our growth, we must effectively allocate our resources and if we invest in future growth, and fail to achieve our goals, our business will be harmed. Our ability to forecast our future results of operations and future growth is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always and we may not in the future receive the return we expect on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

Our business could be harmed by any significant disruption of service on our platform or loss of content.

Our brand, reputation, and ability to attract, retain, and serve our users is dependent upon the reliable performance of our platform, including our underlying technical infrastructure. Our users rely on our platform to store digital copies of their valuable content, including financial records, business information, documents, photos, and other important content. Our technical infrastructure may not be adequately designed with sufficient reliability and redundancy to avoid performance delays or outages that could be harmful to our business and turnover in our personnel may additionally impact our ability to respond to any such delays or outages. If our platform is unavailable when users attempt to access it, or if it does not load as quickly as they expect, users may not use our platform as often in the future, or at all.

The continued growth of our user base and the amount and types of information stored, synced, and shared on our platform will require an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy the needs of our users. The vast majority of user content is stored in our own custom-built infrastructure in co-location facilities that we directly lease and operate. As we continue to add, enhance and modify our infrastructure to meet our business needs, we may move or transfer additional content accordingly.

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

•brand recognition and trust;

•security and privacy;

•accessibility across several devices, operating systems, and applications;

•third-party integration;

•customer support;

•continued innovation;

•pricing;

•investments in AI; and

•macroeconomic trends.

With the introduction of new technologies and market entrants, we expect competition to intensify. Many of our actual and potential competitors have competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services, larger marketing budgets, more established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources. Some of our competitors may make acquisitions or enter into strategic relationships or alliances to offer a broader range of products and services than we do. These combinations may make it increasingly difficult for us to compete effectively. We expect these trends to continue as competitors strengthen or maintain their market positions.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products have the potential to drive future growth of our business, the development of such new features will incur significant costs and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union enacted the Artificial Intelligence Act in March 2024 that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation covering the deployment and regulation of AI technology, or otherwise imposing obligations in connection with the use of AI.

In addition, while we believe remote or distributed work will continue to have a significant and long lasting impact on the workforce, and will open up increased market opportunities for us, such as our work on new AI-driven products, such opportunities may not materialize or, if they do, we may not be able to develop new features or products, or enhance our existing offerings, sufficiently to take advantage of them. We invest significantly in research and development, and our goal is to focus our spending on measures that improve quality and ease of adoption and create organic user demand for our platform. There is no assurance that our enhancements to our platform or our new product experiences, partnerships, features, or capabilities will be compelling to our users or gain market acceptance. If our research and development investments do not accurately anticipate user demand, we are unsuccessful in establishing or maintaining our strategic partnerships, or if we fail to develop our platform in a manner that satisfies user preferences in a timely and cost-effective manner, we may fail to retain our existing users or increase demand for our platform.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, in response to the COVID-19 pandemic, we transitioned to a Virtual First work model, which may lead to disruptions and decreased productivity that could result in delays in our product development process as compared to a fully in-office model. The risk of such disruptions and decreased productivity may persist as our workforce operates under a Virtual First model. We have also in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

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

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a paid subscription to our platform as a discretionary purchase, and our paying users have in the past and may in the future reduce their spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, fluctuating or uncertain interest rates, unemployment trends, geopolitical issues, including wars and other armed conflicts, global health epidemics and other highly communicable diseases, bank insolvencies and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

•brand recognition and trust;

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our 2024 reduction in workforce may result in increased attrition, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial results, and growth prospects could be harmed.

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

We operate with a Virtual First workforce and the long-term impact of this model on our financial results and business operations remains uncertain.

In October 2020, we announced a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees and our intention is for our workforce to continue being more distributed over time. However, although we anticipate that our Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize the anticipated benefits to our business, including cost savings, increased employee satisfaction or ability to attract and retain employees. We may also not achieve operational efficiencies, or increased productivity.

Our Virtual First work model could make it increasingly difficult to oversee our increasingly distributed workforce and manage our business, potentially resulting in harm to our company culture, increased employee attrition, and the loss of key personnel, as well as potentially negatively impacting product research and development and the growth of our business. We may also experience an increased risk of privacy and data security breaches and incidents involving our data or our users’ content. Any of these factors could adversely affect our financial condition and operating results.

In addition, as we continue to operate with our Virtual First model, we will need less office space than we are currently contractually committed to leasing and, as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which impacted and may in the future impact our ability to achieve or maintain GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. The extended decline in demand for commercial real estate in San Francisco, in particular, has impacted our subleasing strategy and resulted in us taking additional impairment charges beyond our original expectations. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

Our current operations outside the United States and our efforts to expand, subject us to increased business and economic risks that could impact our results of operations.

We have paying users across approximately 180 countries and approximately 43% of our revenue in the year ended December 31, 2024 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2024, Dropbox was receiving over 75 billion API calls per month, and just over 1,000,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

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

•increase our technical support costs; and

•harm our reputation and brand.

We have acquired or invested in, and may in the future acquire or invest in, other businesses, assets, and technologies, which could require significant management attention, disrupt our business operations, cause us to incur debt or dilute stockholder value, and may not be successful.

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

Our current indebtedness, including our 2026 Notes, 2028 Notes and our term loan facility, place significant restrictions on our business and could have important consequences to our stockholders and effects on our business, as could any future indebtedness.

For example, the terms of our term loan facility contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, merge or consolidate with other companies, sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, engage in transactions with affiliates, make investments, loans and acquisitions, and prepay certain indebtedness, in each case subject to qualifications and exceptions.

In addition, such current and future indebtedness could:

•make it more difficult for us to satisfy our debt obligations, including our term loan facility, the 2026 Notes and the 2028 Notes;

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2024, we had an aggregate of $1,088.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, we borrowed $1.0 billion of term loans under our term loan facility for general corporate purposes, including repurchases of our stock. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

•require repayment of any outstanding lease obligations or loans;

•terminate our leasing arrangements;

•terminate our access to the leased datacenters we utilize;

•stop delivery of ordered equipment;

•sell or require us to return our leased equipment;

•require repayment of the outstanding term loans borrowed under our term loan facility;

•terminate our term loan facility and exercise rights and remedies against the collateral securing our term loan facility; or

•require us to pay increased and significant interest, fees, penalties, or damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, results of operations, and financial condition, could be adversely affected. In particular, if the debt under our term loan facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.

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

We may increase expenses in the future, and we may not be able to achieve or maintain profitability in future periods.

Our profitability may fluctuate in certain periods, or we may fail to meet our profitability targets. As we strive to grow our business, expenses may increase as we continue to make investments to scale our business, reposition our products, and respond to new technologies; in particular, we are making significant investments in AI technologies and product development. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, although we anticipate that our Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. We have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our Virtual First model. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated. Furthermore, it is difficult to predict the size and growth rate of our market, user demand for our platform or for any new features or products we develop, user adoption and renewal of our platform or of any new features or products we develop, the entry of competitive products and services, or the success of existing competitive products and services. As a result, we may not achieve or maintain profitability in future periods, or we may not otherwise achieve our goals related to profitability. If we fail to grow our revenue sufficiently to keep pace with our investments and other expenses, our results of operations and financial condition would be adversely affected.

Servicing our indebtedness under our term loan facility, 2026 Notes, and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under our term loan facility, 2026 Notes, or 2028 Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our term loan facility, the 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of Notes require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our term loan facility exposes us to floating interest rates where changes in benchmark interest rates could negatively impact our borrowing costs. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

•changes in reserves or other non-cash credits or charges, such as the impairment charges as a result of changes in the corporate real estate market which impacted our subleasing strategy in conjunction with our Virtual First model, and releases of deferred tax asset valuation allowances; and

•any other impacts from our Virtual First work model.

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

We are exposed to the effects of fluctuations in currency exchange rates within our international operations. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2024, 26% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies has in the past and could in the future cause our revenue to decline relative to our costs, thereby decreasing our margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure due to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

We are subject to counterparty risk with respect to the convertible note hedge transactions.

In connection with the pricing of the 2026 Notes and 2028 Notes, we entered into convertible note hedge transactions with certain financial institutions or affiliates of financial institutions, which we refer to as the “option counterparties,” and we are subject to the risk that one or more of such option counterparties may default on their obligations under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our Class A common stock and in the volatility of the market price of our Class A common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had federal, state, and foreign net operating loss carryforwards and federal and state research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or research credit carryforwards before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

For example, the Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or have begun to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law, effective for fiscal years starting on or after December 31, 2023. The majority of the jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation has not, and is not expected to, have a material adverse effect on the Company’s effective tax rate, financial position, results of operations, and cash flows.

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

We are subject to compliance with various laws, including those covering copyright, indecent content, child protection, consumer protection, and similar matters. There have been instances where improper or illegal content has been stored on our platform without our knowledge. As a service provider operating at scale, we do not comprehensively monitor our platform to evaluate the legality of content stored on it. While to date we have not been subject to material legal or administrative actions as result of this content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the users who uploaded such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content stored on our platform. Such publicity could harm our business and results of operations.

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

While we rely on legal mechanisms to transfer data from the EEA, the United Kingdom, and Switzerland to the United States, there is some regulatory uncertainty surrounding the future of data transfers from these locations to the United States, and we are closely monitoring regulatory developments in this area. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) imposed additional obligations on companies relying on standard contractual clauses approved by the European Commission (“SCCs”) to transfer personal data. A 2023 decision by the Irish Data Protection Commission (“IDPC”) found the additional measures employed by Meta Platforms, Inc. (“Meta”) in response to the CJEU decision to be inadequate, resulting in an order for Meta to suspend transfers of EU data to the US. This decision was limited to Meta, but similar decisions against other providers are possible. The CJEU and IDPC decisions and related developments may result in data protection regulators applying differing standards for, and requiring additional measures in connection with, transfers of personal data from the EEA and Switzerland to the United States. The European Commission issued revised SCCs in June 2021 that are required to be implemented. The revised SCCs and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal data transferred out of the EEA and Switzerland, which may increase our costs, lead to increased regulatory scrutiny or liability, necessitate additional contractual negotiations, and adversely impact our business, results of operations, and financial results.

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that have gone or will go into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

Some countries are also considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data, or similar requirements, that could increase the cost and complexity of delivering our services.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense, which alleged that Dropbox infringes certain of its patents. A jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 jury verdict. On September 27, 2024, Motion Offense filed a Motion for Judgment as a Matter of Law and a renewed Motion for a New Trial. As of December 31, 2024, briefing is complete and Dropbox has requested a hearing on the Motions. The final judgment may be appealed to the Federal Circuit. It is not possible presently to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. We may also face litigation arising out of our recently announced intention to reincorporate from Delaware to Nevada. Regardless of the merit of any such litigation, it may result in additional expenses and distraction for the Company. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

Our failure to protect our intellectual property rights and proprietary information could diminish our brand and other intangible assets.

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,800 issued patents and more than 250 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. As of December 31, 2024, our directors and executive officers, and their respective affiliates, held in the aggregate 77.5% of the voting power of our capital stock, with Mr. Houston holding approximately 77.4% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II, Item 7 of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Delaware law and provisions in our restated certificate of incorporation and restated bylaws, and after our proposed reincorporation, Nevada law and provisions in our articles of incorporation and bylaws, could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

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

We recently announced our intention to reincorporate from Delaware to Nevada and expect such reincorporation to take place in March 2025. Nevada law has many similar anti-takeover provisions, and our articles of incorporation and bylaws following the reincorporation will have the same or similar provisions as described above. These anti-takeover defenses could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

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

If and when we reincorporate from Delaware to Nevada, our Nevada bylaws will have similar provisions regarding forum for adjudication of disputes except that where our current bylaws specify the Court of Chancery of the State of Delaware, our bylaws following our planned reincorporation in Nevada will specify the Eighth Judicial District Court of the State of Nevada, in Clark County, Nevada.

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

We initially implemented a stock repurchase program in 2020. Most recently, in December 2024, we announced an authorization for repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. As of December 31, 2024, we have repurchased approximately $4.0 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time and, even if fully implemented, may not enhance long-term stockholder value.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our stock repurchase program, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our term loan facility contains restrictions on our ability to pay dividends.

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

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing. Although we currently anticipate that our existing cash, cash equivalents and short-term investments, amounts available under our existing term loan facility, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time-to-time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all and, in light of macroeconomic challenges, inflation and fluctuating interest rates, financing terms have become less favorable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

Our Class A common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our Class A common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts maintain coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.

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

Our process for identifying and assessing material risks from cybersecurity threats (our “Cybersecurity Process”) operates alongside our broader overall risk assessment process, covering other risks facing the company. As part of our Cybersecurity Process appropriate disclosure personnel will collaborate with subject matter specialists, as necessary, to gather insights for identifying and assessing material cybersecurity threat risks, their severity, and potential mitigations.

We also maintain an incident response program to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess the severity of, escalate, contain, investigate, and remediate identified incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. Further, we conduct periodic tabletop exercises to test and fortify the controls of our cyber incident response program. The incident response team assesses the severity and priority of incidents, with escalations of cybersecurity incidents provided to our management team. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response plan and cybersecurity disclosure controls and procedures define the process to disclose such a material cybersecurity incident.

Our cybersecurity risk management approach is supplemented by external and internal management audits against commonly accepted frameworks, including SOC-2 and ISO 27001, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program through which security researchers can help identify vulnerabilities in our systems before threat actors do. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “We have in the past and may continue to experience privacy and data security breaches or incidents” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K.

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

We have also established a cross-functional leadership team to oversee our information security and privacy programs and practices, as well as to assess, identify, manage, and mitigate security and privacy risks. Members of this team also report periodically to the Board of Directors, Audit Committee, and members of our senior leadership team. This team includes senior leaders from our legal, privacy, information security, information technology, infrastructure, and compliance teams, including our Chief Privacy Officer, our VP, Security, and our Chief Legal Officer. Our Chief Privacy Officer has held various roles advising Dropbox and two other large publicly-traded technology companies on a variety of privacy, regulatory, and product counseling issues since 2010. Our VP, Security joined Dropbox in 2022 and has held roles in cybersecurity, engineering, and operations, including leadership positions, with a variety of companies for over 20 years. Our Chief Legal Officer has been with us since 2011, having served as our Chief Legal Officer or General Counsel for a total of over seven years, and has over 20 years of experience in the legal profession.

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

ITEM 2. PROPERTIES
Our corporate headquarters are located in San Francisco, California, pursuant to an operating lease that expires in 2033. We lease additional offices in San Francisco and around the world, including in Seattle, Washington and Dublin, Ireland. We have datacenter co-location facilities in Oregon, Texas, and Virginia. We believe that these facilities are generally suitable to meet our needs.

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

On September 27, 2024, Motion Offense filed a Motion for Judgment as a Matter of Law and a renewed Motion for a New Trial. Briefing is complete and Dropbox has requested a hearing on the Motions.

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

Holders of Record
As of February 18, 2025, we had 496 holders of record of our Class A common stock, 82 holders of record of our Class B common stock, and no holders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of Class A common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	4.73	$25.84	4.73	$397.31
November 1 - 30	2.28(3)	$27.03	2.25	$336.61
December 1 - 31	5.51	$30.38	5.51	$1,369.14
Total	12.52	$28.06	12.49

(1) On February 17, 2022, we announced that our Board of Directors authorized the repurchase of $1.2 billion of the outstanding shares of our Class A common stock. On July 26, 2023, we announced that our Board of Directors further authorized the repurchase of an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024, and continued stock repurchases under the July 2023 authorization. On December 11, 2024, we announced that our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Deficit" for additional information.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 34,264 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from March 23, 2018 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2024 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the Nasdaq Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 23, 2018 and the reinvestment of dividends. The graph uses the closing market price on March 23, 2018 of $28.48 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2023 and 2022 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 16, 2024.

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

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus, Professional or Essentials plan, or purchase multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We have also introduced Dash for Business, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, Essentials and Family for individuals to Standard, Advanced, Business, Business Plus and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard, Advanced or Business, and Business Plus plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of Dropbox Sign, DocSend and Reclaim.

Virtual First

In October 2020, we announced our Virtual First work model pursuant to which remote work has become the primary experience for all of our employees. As a result, we have seen our workforce become more distributed over time, although we are continuing to offer our employees opportunities for in-person collaboration in all locations we currently have offices, either through our existing real-estate that were repurposed into collaborative spaces called “Dropbox Studios” or flexible workspaces known as “On-Demand Spaces”. Consistent with this strategy, we have retained a portion of our office space while the remainder is being or will be subleased.

We recorded impairment charges to net loss (gain) on real estate assets of $0.1 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively, related to right-of-use assets and other lease related property and equipment assets. See Note 9, "Leases" for additional information. We may incur additional impairment charges depending on the state of the corporate real estate market or shifts in our Virtual First strategy.

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

Recent Developments

Impact of Macroeconomic Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Uncertain economic conditions including inflation, fluctuations in interest rates, fluctuations in foreign exchange rates, and other conditions may adversely impact our results of operations and financial performance.

During the year ended December 31, 2024, we experienced mixed performance across our plans. Growth in Individual plans was offset by ongoing pressure within our Teams plans, as businesses faced a challenging operating environment. Additionally, while DocSend delivered better-than-anticipated results, FormSwift faced continued pressure in the second half of the year.

We have seen and may continue to see cost savings from our Virtual First work model in areas including events, travel, utilities, and other benefits. Due to our subscription-based business model, any impact of the current macroeconomic environment on our business, particularly as a result of changes in our customer behavior, may not be fully reflected in our results of operations until future periods, if at all. For a further discussion of the potential impacts of the macroeconomic environment on our business, see “Risk Factors” included in Part I, Item 1A. of this report.

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

Reduction in Workforce

In October 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. During the year ended December 31, 2024, we incurred $47.2 million of expenses related to severance, benefits, and other related items. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. For example, ARR decreased in the fourth quarter of 2024 as compared to the third quarter of 2024 as a result of increased churn in Teams plans offset by growth in Individual plans. We expect a slight decline in our ARR growth in the near term due to our strategic decision to significantly reduce our investments in Formswift at the beginning of 2025, decreased resourcing due to our reduction in workforce, and headwinds stemming from a challenging operating environment, particularly as it relates to our Teams plans.

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

Total ARR increased for the period ended December 31, 2024, compared to the period ended December 31, 2023 primarily driven by an increase in paying users in our Individual plans offset by upsell weakness and churn in Teams plans. In 2024, ARR was positively impacted by the foreign currency exchange rates used to calculate ARR compared to 2023, as we update exchange rates annually at the beginning of the year.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2024.

	As of December 31,
	2024	2023
	(In millions)
Total ARR	$2,574	$2,523

	As of December 31,
Constant Currency	2024	2023
	(In millions)
Total ARR	$2,574	$2,540

Revaluing our ending Total ARR for fiscal 2024 using exchange rates set at the beginning of fiscal 2025, Total ARR at the end of fiscal 2024 would be $2,567 million.

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

For DocSend, FormSwift and Reclaim, we define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period.

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

The number of paying users as of December 31, 2024 grew as compared to December 31, 2023, largely from an increase in paying users in Individual plans and from our acquisition of Reclaim partially offset by a decrease in paying users due to downsell pressures across our Teams plans. However, our overall paying user growth rate has declined and may decline in the future.

The total number of paying users fluctuates and may decrease in some periods as compared to prior periods. For example, paying users decreased slightly in the fourth quarter of 2024 as compared to the third quarter of 2024 primarily due to challenges in Teams and expected seasonality within our business offset by growth in Individual plans. We expect a slight decrease in our net new paying users in the near term, due to our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025, decreased resourcing due to our reduction in workforce, and a challenging operating environment, particularly as it relates to Teams plans.

The below table sets forth the number of paying users as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
	(In millions)
Paying users	18.22	18.12

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

As a result of an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans, we experienced an increase in our average revenue per paying user for the year ended December 31, 2024, compared to the year ended December 31, 2023, respectively.

The below table sets forth our ARPU for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
ARPU	$140.23	$139.38

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

Our FCF increased for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase in cash provided by operating activities for the reasons discussed below, including improvements in operating efficiencies, partially offset by an increase in payments related to our 2024 reduction in workforce as compared to our 2023 reduction in workforce.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	894.1	783.7
Capital expenditures	(22.5)	(24.3)
Free cash flow	$871.6	$759.4

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

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will decrease slightly in absolute dollars in the near term due to a one-time benefit of increasing the useful lives of certain infrastructure server and component assets from four to five years and increase in absolute dollars in the long term as the benefit lapses. See Note 1. "Description of the Business and Summary of Significant Accounting Policies - Use of Estimates" for additional information.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We expect gross margin to decrease slightly in the near term as we lap the benefit of our extension of useful lives of certain infrastructure server and component assets and remain relatively constant in the long term. See Note 1. "Description of the Business and Summary of Significant Accounting Policies - Use of Estimates" for additional information.

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

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include expenses related to our reduction in workforce such as severance, benefits and other related items, allocated overhead, outside legal, accounting and other professional fees, non income-based taxes, and the recognition of stock-based compensation expense related to the grant of restricted stock made to our co-founder.

We expect to incur additional general and administrative expenses to support the growth of the Company. We expect that general and administrative expenses will fluctuate in absolute dollars in future periods and remain relatively constant in both the near term and the long term as a percentage of revenue.

Net loss (gain) on real estate assets
Net loss (gain) on real estate assets consists of impairment charges related to certain right-of-use assets and other lease related property and equipment assets in 2024 and 2023 and a gain due to the partial termination of our lease for our San Francisco, California corporate headquarters in 2023. See Note 9, "Leases" for additional information.

Interest income, net
Interest income, net consists primarily of interest income earned on our investments classified as cash and cash equivalents, and short-term investments, offset by interest expense related to our term loan facility, finance lease obligations for infrastructure and amortization of debt issuance costs.

Other income (loss), net
Other income (loss), net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and realized gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2024 and 2023, the difference between the U.S. statutory rate and our effective tax rate is primarily due to jurisdictional mix of earnings, tax credits, state income taxes, and changes to our unrecognized tax benefits.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2024	2023
	(In millions)
Revenue	$2,548.2	$2,501.6
Cost of revenue(1)(2)	445.1	478.5
Gross profit	2,103.1	2,023.1
Operating expenses:
Research and development(1)(2)	914.9	936.5
Sales and marketing(1)(2)	460.7	466.0
General and administrative(1)(2)	241.2	237.1
Net loss (gain) on real estate assets(3)	0.1	(155.2)
Total operating expenses	1,616.9	1,484.4
Income from operations	486.2	538.7
Interest income, net	13.9	19.4
Other income (loss), net	9.7	(3.7)
Income before income taxes	509.8	554.4
Provision for income taxes	(57.5)	(100.8)
Net income	$452.3	$453.6

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023
	(In millions)
Cost of revenue	$22.9	$23.3
Research and development(4)	247.6	237.6
Sales and marketing	23.7	22.0
General and administrative	52.3	55.1
Total stock-based compensation	$346.5	$338.0

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2024 and 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3)Includes a one-time gain of $158.8 million related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2024 and 2023.

(4) On March 15, 2023, the former President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2024	2023
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)(2)	17	19
Gross profit	83	81
Operating expenses:
Research and development(1)(2)	36	37
Sales and marketing(1)(2)	18	19
General and administrative(1)(2)	9	9
Net loss (gain) on real estate assets(3)	—	(6)
Total operating expenses	63	59
Income from operations	19	22
Interest income, net	1	1
Other income (loss), net	—	—
Income before income taxes	20	22
Provision for income taxes	(2)	(4)
Net income	18%	18%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Year Ended December 31,
	2024	2023
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development(4)	10	9
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	14%	14%

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2024 and 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3)Includes a one-time gain of $158.8 million related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2024 and 2023.

(4) On March 15, 2023, the former President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.

*Percentages may not foot due to rounding.

Comparison of the years ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In millions)
Revenue	$2,548.2	$2,501.6	$46.6	1.9%

Revenue increased $46.6 million or 1.9% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to an increase of $43.4 million from additional paying users, an increased mix of sales towards our higher priced plans, as well as a shift to monthly subscription plans, which have a higher price point than our annual plans. Revenue was positively impacted by $3.2 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In millions)
Cost of revenue	$445.1	$478.5	$(33.4)	(7.0)%
Gross profit	2,103.1	2,023.1	80.0	4.0%
Gross margin	83%	81%

Cost of revenue decreased $33.4 million or 7.0% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a decrease of $26.2 million in infrastructure costs, as a result of the $30.5 million benefit due to the change in useful lives from 4 to 5 years for certain infrastructure and component assets during the year ended December 31, 2024.

Our gross margin increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a 1.9% increase in revenue during the period and a 7.0% decrease in our cost of revenue as described above.

Research and development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In millions)
Research and development	$914.9	$936.5	$(21.6)	(2.3)%

Research and development expenses decreased $21.6 million or 2.3% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreases of $12.3 million in allocated overhead and $7.6 million in employee related costs. These decreases were offset by an increase of $1.9 million in severance, benefits & other related costs due to our 2024 reduction in workforce, as compared to our 2023 reduction in workforce.

Sales and marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In millions)
Sales and marketing	$460.7	$466.0	$(5.3)	(1.1)%

Sales and marketing expenses decreased $5.3 million or 1.1% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to decreases of $17.3 million in employee related costs and $4.1 million in overhead. These decreases were offset by increases of $5.8 million in severance, benefits & other related costs due to our 2024 reduction in workforce, as compared to our 2023 reduction in workforce and $4.3 million related to advertising and other marketing related expenses.

General and administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(In millions)
General and administrative	$241.2	$237.1	$4.1	1.7%

General and administrative expenses increased $4.1 million or 1.7% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to increases of $3.0 million in non-income based taxes and $2.7 million in outside services.
Net loss (gain) on real estate assets

	Year Ended December 31,
	2024	2023	$ Change	% Change

	(In millions)
Net loss (gain) on real estate assets	$0.1	$(155.2)	$155.3	(100)%

Net loss on real estate assets was $0.1 million during the year ended December 31, 2024 due to impairment related to real estate assets. Net gain on real estate assets was $155.2 million during the year ended December 31, 2023 primarily due to a gain of $158.8 million as a result of the partial termination of our lease for our San Francisco, California corporate headquarters, offset by $3.6 million of impairment charges.

Interest income, net

Interest income, net decreased by $5.5 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to interest on our outstanding term loan debt.

Other income (loss), net

Other income (loss), net increased by $13.4 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to a $6.0 million gain on real estate assets as a result of a one-time payment from a subtenant and $4.2 million increase in foreign currency transaction gains.

Provision for income taxes

Provision for income taxes decreased $43.3 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to the impact of the 2023 lease amendment on prior year income before income taxes, an increase in tax credits, and reductions to our unrecognized tax benefits due to an effective settlement with a foreign taxing authority.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $1.3 billion and short-term investments of $265.9 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2024, $410.3 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.

We have historically financed our operations primarily through cash generated from our operations, the convertible senior notes (the "Notes") issuance, borrowings from our term loan facility, equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We also have a term loan facility for additional working capital flexibility, as described below.

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of the Notes, comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series do not bear regular interest and the principal does not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. In February 2022, our Board of Directors authorized the repurchase of up to $1.2 billion of the outstanding shares of our Class A common stock. In July 2023, our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. We completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. In December 2024, our Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2024, we repurchased and subsequently retired 49.5 million shares of our Class A common stock for an aggregate amount of $1.2 billion. The 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.

In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. The term loans have a maturity date of December 11, 2029, with quarterly principal payments beginning on March 31, 2025 and continuing on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. As of December 31, 2024, we had $1.0 billion outstanding on the initial term loans, no amounts outstanding on the delayed draw term loan commitments, and no letters of credit issued under the secured letter of credit facility.

Interest on borrowings under the term loan facility accrues at either an alternate base rate or a term SOFR rate (further described in Note 8 "Debt") at the Company's option. Pursuant to the terms of the term loan facility, we are required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments.

The term loan facility permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of December 31, 2024.

As of December 31, 2024, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the term loan facility, will be sufficient to meet our needs for the foreseeable future. In addition to the Notes and obligations under the term loan facility discussed above, as of December 31, 2024, we have cash commitments due to additional known contractual obligations. Our cash commitments due to known contractual obligations primarily relate to operating and finance lease arrangements. As of December 31, 2024, we additionally had $154.1 million of commitments with third-party vendors for services related to our infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications, with terms of 12 years or less.

Our operating lease arrangements consist of leases for our offices and datacenters with terms of 12 years or less. As of December 31, 2024, future non-cancelable minimum rental payments related to operating leases were $578.8 million, which includes $200.1 million of future contractual rent payments allocated to non-lease components, and excludes rent payments from our subtenants and variable operating expenses. As of December 31, 2024, we are entitled to non-cancelable rent payments from our subtenants of $59.9 million, which will be collected over the next 9 years. Our finance lease arrangements primarily consist of leases for our infrastructure with terms of 4 years or less. As of December 31, 2024, future non-cancelable minimum rental payments under finance leases were $355.7 million. Refer to Note 9, "Leases", for more information.

Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in infrastructure equipment to support our user base, our ability to sublease space at office locations where we have unused spaces, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, the expansion of sales and marketing and international operation activities, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume, timing, and amount of our share repurchases. In addition, we have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In light of all these circumstances, we may be required to seek additional equity or debt financing, or we may decide to do so opportunistically. In the event that additional financing is required or desired from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.

Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by operating activities	$894.1	$783.7
Net cash provided by investing activities	443.8	395.2
Net cash used in financing activities	(586.6)	(799.2)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	2.4
Net increase (decrease) in cash and cash equivalents	$745.6	$382.1

Operating activities
Our largest source of operating cash is cash collections from our paying users for subscriptions to our platform. Our primary uses of cash from operating activities are for employee-related expenditures, infrastructure-related costs, and marketing expenses. Net cash provided by operating activities is impacted by our net income adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization expenses, as well as the effect of changes in operating assets and liabilities.

For the year ended December 31, 2024, net cash provided by operating activities was $894.1 million, which primarily consisted of our net income of $452.3 million, adjusted for stock-based compensation expense of $346.5 million, depreciation and amortization expenses of $137.3 million, and net cash outflow of $111.5 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our corporate bonus, payments for our reduction in workforce, and the payment for the second tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The increase of $110.4 million in net cash provided by operating activities during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase of $75.1 million in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. Additionally, there was a decrease of $35.3 million in cash outflows from changes in operating assets and liabilities.

Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.

For the year ended December 31, 2024, net cash provided by investing activities was $443.8 million, which primarily related to $493.1 million in net investment activity inflows, driven by the sales and maturities of short-term investments, net of purchases. The increase was partially offset by cash paid for acquisitions of $57.8 million and cash paid for capital expenditures of $22.5 million related to infrastructure build-outs and purchased components, spares, and laptops.

The increase of $48.6 million in net cash provided by investing activities during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase of $97.2 million in net investment activity inflows and a decrease of $1.8 million in cash paid for capital expenditures, offset by an increase of $57.8 million in cash paid for acquisitions.

Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), principal payments on finance lease obligations for our infrastructure equipment, and payments of acquisition-related indemnity holdback amounts, offset by proceeds from the term loan facility.

For the year ended December 31, 2024, net cash used in financing activities was $586.6 million, which primarily consisted of $1,241.6 million for the repurchase of our common stock, $148.7 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, and $129.4 million in principal payments on finance lease obligations. The outflow was offset by net proceeds from the term loan facility of $949.9 million.

The decrease of $212.6 million in net cash used in financing activities during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to proceeds from the term loan facility, net of debt issuance costs of $950.0 million, offset by an increase of $701.7 million in repurchases of our common stock and an increase of $17.7 million in cash paid for the release of acquisition-related indemnity holdback payments after the acquisition date in accordance with the merger agreement.

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

Net loss (gain) on real estate assets

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

As a result of our Virtual First strategy, we reassess our asset groupings and evaluate the recoverability of our right-of-use and related lease assets, including leasehold improvements, furniture and fixtures, and computer equipment. We monitor ongoing changes in the corporate real estate market that may impact our subleasing strategy in conjunction with our Virtual First model. We recorded impairment charges related to real estate assets of $0.1 million during the year ended December 31, 2024. Estimating the fair value of our real estate assets can require the application of significant judgment. Refer to Note 9, "Leases", for more information.

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

During the years ended December 31, 2024, and 2023, we evaluated the realizability of our deferred tax assets, which did not result in the release of any part of our historical valuation allowance. Future releases of the remaining valuation allowance, if any, would result in the recognition of certain deferred tax assets which may include a material income tax benefit for the period in which such release is recorded. Refer to Note 14, “Income Taxes” to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Change in Accounting Estimate
In the first quarter of 2024, we determined that the useful lives of certain infrastructure server and component assets, which are included in “Property and equipment, net”, should be increased from four to five years, as we plan to extend the economic life of these assets in light of recent technological advancements. This change in useful lives was effective beginning in fiscal year 2024, and had a favorable impact for the full fiscal year 2024 to cost of revenue and operating income of $30.5 million based on assets that were included in “Property and equipment, net” as of December 31, 2023.

Recent Accounting Pronouncements
See Note 1, “Description of the Business and Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements as of the date of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $1.3 billion and short-term investments of $265.9 million as of December 31, 2024. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of December 31, 2024, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Any borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin of 2.75%, or (b) an overnight or term SOFR rate (based on one, three or six month interest periods), plus a margin of 3.75%. As of December 31, 2024, we had $1.0 billion outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. As of December 31, 2024, a hypothetical increase or decrease in interest rates by 100 basis points would have had an immaterial impact on our interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the year ended December 31, 2024, 26% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Net foreign currency transaction gains and losses were immaterial during the year ended December 31, 2024 and we recorded net foreign currency transaction losses of $3.2 million during the year ended December 31, 2023. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2024 and 2023.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DROPBOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Contracts with Customers
Description of the Matter
As described in Note 1 to the consolidated financial statements, the Company derives its revenue from subscription fees from customers for access to its platform, which is recognized ratably over the related contractual term.
Auditing the Company's revenue recognition required significant effort due to the high volume of individually-low-monetary-value transactions that are processed through several applications responsible for initiation, processing, and recording.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s internal controls over revenue recognition. For example, with the assistance of IT professionals, we tested the internal controls over billing of subscriptions, reconciliation of billings to cash receipts, and revenue recognition.

To test the Company’s accounting for revenue recognition, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data within the Company’s billing system, and by performing data analytics to evaluate the recognition of revenue and deferred revenue amounts.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Francisco, California
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 21, 2025

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,328.3	$614.9
Short-term investments	265.9	741.1
Trade and other receivables, net	70.4	68.7
Prepaid expenses and other current assets	73.8	91.9
Total current assets	1,738.4	1,516.6
Property and equipment, net	358.8	309.2
Operating lease right-of-use asset	158.9	183.8
Intangible assets, net	54.9	58.1
Goodwill	442.8	402.2
Deferred tax assets	466.7	460.4
Other assets	104.7	53.2
Total assets	$3,325.2	$2,983.5
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$36.5	$38.5
Accrued and other current liabilities	143.2	155.2
Accrued compensation and benefits	105.2	109.2
Operating lease liability	64.9	57.4
Finance lease obligation	123.3	116.2
Term loan, net, current	10.0	—
Deferred revenue	727.7	725.0
Total current liabilities	1,210.8	1,201.5
Operating lease liability, non-current	250.4	310.7
Finance lease obligation, non-current	203.5	168.5
Convertible senior notes, net, non-current	1,381.6	1,377.8
Term loan, net, non-current	962.9	—
Other non-current liabilities	68.4	90.8
Total liabilities	4,077.6	3,149.3
Commitments and contingencies (Note 10)
Stockholders' deficit:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2024; no shares authorized, issued and outstanding as of December 31, 2023	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized, and no shares issued and outstanding as of December 31, 2024; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2023	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 218.4 shares issued and outstanding as of December 31, 2024; 2,400.0 shares authorized and 256.0 shares issued and outstanding as of December 31, 2023; Class B common stock - 475.0 shares authorized and 77.5 shares issued and outstanding as of December 31, 2024; 475.0 shares authorized and 80.7 shares issued and outstanding as of December 31, 2023; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2024; 800.0 shares authorized and no shares issued and outstanding as of December 31, 2023
	—	—
Additional paid-in-capital	2,404.2	2,598.0
Accumulated deficit	(3,146.5)	(2,742.3)
Accumulated other comprehensive loss	(10.1)	(21.5)

Total stockholders' deficit	(752.4)	(165.8)
Total liabilities and stockholders' deficit	$3,325.2	$2,983.5
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$2,548.2	$2,501.6	$2,324.9
Cost of revenue(1)(2)	445.1	478.5	444.2
Gross profit	2,103.1	2,023.1	1,880.7
Operating expenses:
Research and development(1)(2)	914.9	936.5	891.9
Sales and marketing(1)(2)	460.7	466.0	409.4
General and administrative(1)(2)	241.2	237.1	222.9
Net loss (gain) on real estate assets(3)	0.1	(155.2)	175.2
Total operating expenses	1,616.9	1,484.4	1,699.4
Income from operations	486.2	538.7	181.3
Interest income, net	13.9	19.4	3.3
Other income (loss), net	9.7	(3.7)	8.1
Income before income taxes	509.8	554.4	192.7
(Provision for) benefit from income taxes(4)	(57.5)	(100.8)	360.5
Net income	$452.3	$453.6	$553.2
Net income per share-basic and diluted:
Basic net income per share	$1.42	$1.33	$1.53
Diluted net income per share	$1.40	$1.31	$1.52
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	318.2	341.2	361.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	323.4	345.6	363.3

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$22.9	$23.3	$24.7
Research and development(5)	247.6	237.6	232.3
Sales and marketing	23.7	22.0	22.4
General and administrative	52.3	55.1	51.3
Total stock-based compensation	$346.5	$338.0	$330.7

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2024 and 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.
(3) Includes a one-time gain of $158.8 million related to the partial termination of the Company's lease for its San Francisco, California corporate headquarters for the year ended December 31, 2023 and impairment charges related to real estate assets for the years ended December 31, 2024, 2023, and 2022.
(4) Results of Operations for the year ended December 31, 2022 includes a one-time benefit from income taxes of $420.2 million due to the release of a valuation allowance on the U.S. federal and certain state deferred tax assets.
(5) On March 15, 2023, the former President resigned, resulting in the reversal of $6.7 million in stock-based compensation expense. Of the total amount reversed, $4.4 million related to expense recognized prior to January 1, 2023.
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$452.3	$453.6	$553.2
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(2.2)	0.2	(7.1)
Change in net unrealized gains and (losses) on short-term investments	13.6	27.2	(39.2)
Total other comprehensive income (loss)	$11.4	$27.4	$(46.3)
Comprehensive income	$463.7	$481.0	$506.9

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	375.5	$—	$2,448.1	$(2,739.4)	$(2.6)	$(293.9)
Release of restricted stock units and awards	—	—	14.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.1)	—	(41.5)	(77.9)	—	(119.4)
Repurchases of common stock	—	—	(35.6)	—	(287.4)	(508.0)	—	(795.4)
Exercise of stock options and awards	—	—	0.2	—	0.5	—	—	0.5
Tax benefit attributable to bond hedges purchased in connection with issuance of convertible senior notes	—	—	—	—	61.2	—	—	61.2
Stock-based compensation	—	—	—	—	330.7	—	—	330.7
Other comprehensive loss	—	—	—	—	—	—	(46.3)	(46.3)
Net income	—	—	—	—	—	553.2	—	553.2
Balance at December 31, 2022	—	$—	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	—	—	15.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.3)	—	(48.5)	(86.6)	—	(135.1)
Repurchases of common stock	—	$—	(22.7)	$—	$(205.6)	$(337.2)	$—	$(542.8)
Exercise of stock options and awards	—	—	0.2	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	338.0	—	—	338.0
Other comprehensive income	—	—	—	—	—	—	27.4	27.4
Net income	—	—	—	—	—	453.6	—	453.6
Balance at December 31, 2023	—	$—	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)
Release of restricted stock units and awards	—	—	14.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.7)	—	(55.2)	(93.5)	—	(148.7)
Repurchases of common stock	—	—	(49.5)	—	(485.9)	(763.0)	—	(1,248.9)
Exercise of stock options and awards	—	—	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	—	—	346.5	—	—	346.5
Other comprehensive income	—	—	—	—	—	—	11.4	11.4
Net income	—	—	—	—	—	452.3	—	452.3
Balance at December 31, 2024	—	$—	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)

See accompanying Notes to Consolidated Financial Statement

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flow from operating activities
Net income	$452.3	$453.6	$553.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.3	170.0	157.1
Stock-based compensation	346.5	338.0	330.7
Net loss (gain) on real estate assets	0.1	(155.2)	175.2
Amortization of debt issuance costs	4.6	4.2	4.2
Net loss (gain) on equity investments	0.2	—	(5.0)
Amortization of deferred commissions	30.3	38.6	39.5
Non-cash operating lease expense	35.9	43.5	63.8
Deferred taxes	(5.4)	38.4	(396.3)
Other	3.8	(0.6)	(0.8)
Changes in operating assets and liabilities:
Trade and other receivables, net	(2.4)	(14.5)	(5.5)
Prepaid expenses and other current assets	(5.4)	(41.1)	(50.0)
Other assets	6.4	23.3	(9.7)
Accounts payable	(4.5)	1.2	13.0
Accrued and other current liabilities	(24.7)	(20.8)	4.7
Accrued compensation and benefits	(4.1)	(22.6)	(6.8)
Deferred revenue	1.5	21.6	25.6
Other non-current liabilities	(6.4)	(1.5)	(17.9)
Operating lease liabilities	(57.0)	(65.4)	(86.4)
Tenant improvement allowance reimbursement	—	1.1	8.7
Cash paid for lease termination	(14.9)	(28.1)	—
Net cash provided by operating activities	894.1	783.7	797.3
Cash flow from investing activities
Capital expenditures	(22.5)	(24.3)	(33.8)
Purchase of intangible assets	(0.2)	(0.3)	(1.1)
Business combinations, net of cash acquired	(57.8)	—	(75.4)
Purchases of short-term investments	(62.3)	(208.7)	(571.2)
Proceeds from sales of short-term investments	241.7	352.4	213.7
Proceeds from maturities of short-term investments	313.7	252.2	389.1
Proceeds from sales of equity investments	—	—	10.6
Other	31.2	23.9	19.6
Net cash provided by (used in) investing activities	443.8	395.2	(48.5)
Cash flow from financing activities
Proceeds from term loan facility	1,000.0	—	—
Payments of debt issuance costs	(50.1)	(0.1)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(148.7)	(135.1)	(119.4)
Proceeds from issuance of common stock, net of taxes withheld	0.9	2.5	0.5

	Year Ended December 31,
	2024	2023	2022
Principal payments on finance lease obligations	(129.4)	(126.6)	(127.5)
Common stock repurchases	(1,241.6)	(539.9)	(795.4)
Payment of acquisition-related indemnification holdback	(17.7)	—	—
Net cash used in financing activities	(586.6)	(799.2)	(1,041.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5.7)	2.4	(7.2)
Change in cash, cash equivalents, and restricted cash	745.6	382.1	(300.2)
Cash, cash equivalents, and restricted cash - beginning of period	614.9	232.8	533.0
Cash, cash equivalents, and restricted cash - end of period	$1,360.5	$614.9	$232.8

Reconciliation of cash, cash equivalents, and restricted cash to amounts on consolidated balance sheets - end of period
Cash and cash equivalents	1,328.3	614.9	232.8
Restricted cash, current included in prepaid expenses and other current assets	1.1	—	—
Restricted cash, non-current included in other assets	31.1	—	—
Total cash, cash equivalents, and restricted cash	$1,360.5	$614.9	$232.8
Supplemental cash flow data:
Cash paid during the period for:
Interest	$15.2	$10.5	$8.2
Income taxes	$61.0	$68.2	$27.6
Non-cash investing and financing activities:
Property and equipment received and accrued in accounts payable and accrued liabilities	$—	$2.0	$2.6
Property and equipment acquired under finance leases	$171.6	$144.7	$105.8

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

The Company reviews the useful lives of long-lived assets on an ongoing basis, and effective January 1, 2024, the Company changed the estimate of the useful lives of certain infrastructure server and component assets, which are included in property and equipment, net and are depreciated through cost of revenue, from four to five years. The Company has extended the economic life of these assets in light of recent technological advancements. The effect of this change in estimate during the year ended December 31, 2024 was a reduction in depreciation expense of $30.5 million, and a benefit to net income of $23.5 million or $0.07 per basic and diluted share. The impact from the change in the Company's estimate was calculated based on assets that existed as of the effective date of the change and applying the revised estimated useful lives prospectively.
Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financial information as a single reportable segment. See Note 15 "Segment Information and Geographic Areas" for additional information.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (loss), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the year ended December 31, 2024 and the Company recorded net foreign currency transaction losses of $3.2 million during the year ended December 31, 2023.

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

The Company recognized $724.0 million, $701.6 million and $671.5 million of revenue during the years ended December 31, 2024, 2023 and 2022, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2024, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $810.4 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In December 2017, the Board of Directors approved the Company’s Co-Founder Grant, consisting of 10.3 million shares of Class A Common Stock in the form of RSAs which were granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. This Co-Founder Grant has service-based, market-based, and performance-based vesting conditions. The Co-Founder Grant is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The Company estimated the grant date fair value of the Co-Founder Grant using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that certain stock price targets may not be satisfied. The first tranche of the Co-Founder Grant vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant is recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. Therefore, no incremental stock-based compensation was recognized upon vesting of these RSAs. See Note 12 "Stockholders' Deficit" for additional information.

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

Reduction in Workforce
2024 Reduction in Workforce
In October 2024, the Company announced a reduction of its global workforce by approximately 20% to streamline the Company’s team structure to better align with its long-term growth and profitability objectives. The Company paid $52.1 million in cash expenditures during the year ended December 31, 2024, and estimates that it will make total cash expenditures of $63 million to $68 million, which includes the pro rata amount of the fiscal year 2024 annual employee bonus through October 30, 2024. As a result, the Company expects to recognize $47 million to $52 million of incremental expense, consisting of severance payments, employee benefits and related costs. The Company incurred substantially all of these charges in the fourth quarter of 2024, with the remainder to be recognized and paid in the first half of 2025.
These severance and related charges are included within the Company's consolidated statements of operations for the year ended December 31, 2024 as follows:

Cost of revenue	$2.4
Research and development	29.7
Sales and marketing	12.5
General and administrative	2.6
Total Charges	$47.2

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

For the year ended December 31, 2024, changes in liabilities resulting from the severance charges and related costs were as follows:

Severance and Related Costs
Balance as of December 31, 2023	$—
Charges	47.2
Cash payments(1)	(39.9)
Balance as of December 31, 2024	$7.3
(1) For the year ended December 31, 2024, total cash payments were $52.1 million when including the pro rata amount of the fiscal year 2024 annual employee bonus.

2023 Reduction in Workforce
On April 27, 2023, the Company announced a reduction of its global workforce by approximately 16% to streamline its team structure in support of its long-term growth and profitability objectives. During the year ended December 31, 2023, the Company incurred $39.3 million in charges in connection with the reduction in workforce, primarily consisting of cash expenditures for severance payments, employee benefits and related costs.

These severance charges are included within the Company's consolidated statements of operations for the year ended December 31, 2023 as follows:

Cost of revenue	$2.9
Research and development	27.8
Sales and marketing	6.7
General and administrative	1.9
Total Charges	$39.3

For the year ended December 31, 2023, changes in liabilities resulting from the severance charges and related accruals were as follows:

Severance and Related Costs
Balance as of December 31, 2022	$—
Charges	39.3
Cash payments	(39.3)
Balance as of December 31, 2023	$—

Advertising and promotional expense
Advertising and promotional expenses are primarily included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $142.6 million, $131.7 million, and $94.8 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Cash, cash equivalents, and restricted cash
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase. Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company had restricted cash of $32.2 million as of December 31, 2024. The letters of credit were previously issued under the Revolving credit facility (defined in Note 8 "Debt") which was terminated in December 2024. The Company did not have any restricted cash as of December 31, 2023.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2024. As of December 31, 2024 and 2023, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 11% and 48% of total trade and other receivables, net as of December 31, 2024. Two distribution partners accounted for 11% and 43% of total trade and other receivables, net as of December 31, 2023. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was immaterial as of December 31, 2024 and 2023, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as indemnification assets and receivables from tenants. Non-trade receivables totaled $5.0 million and $6.9 million, as of December 31, 2024 and 2023, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 9 "Leases" for additional information.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $28.1 million and $24.7 million during the years ended December 31, 2024 and 2023, respectively.

Deferred commissions, net included in prepaid and other current assets were $21.3 million and $23.4 million as of December 31, 2024 and 2023, respectively. Deferred commissions, net included in other assets were $21.9 million and $22.0 million as of December 31, 2024 and 2023, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $30.3 million, $38.6 million and $39.5 million for the years ended December 31, 2024, 2023 and 2022 respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of $0.1 million, $3.6 million and $175.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with the Virtual First model. See Note 9 "Leases" for additional information.

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

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud-based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2024, 2023 and 2022.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Long-lived assets, including goodwill and other acquired intangible assets, net
The Company evaluates the recoverability of its property and equipment and finite-lived intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If such review determines that the carrying amount of specific property and equipment or intangible assets is not recoverable, the carrying amount of such assets is reduced to its fair value.

The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. At December 31, 2024, the single reporting unit had a negative carrying value of net assets. Goodwill allocated to the single reporting unit was $442.8 million at December 31, 2024.

The Company has not recorded impairment charges on goodwill or intangible assets for the periods presented in these consolidated financial statements.

The Company recorded total impairment charges of $0.1 million, $3.6 million and $175.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with its Virtual First model. See Note 9 "Leases" for additional information.

Acquired property and equipment and finite-lived intangible assets are amortized over their useful lives. The Company evaluates the estimated remaining useful life of these assets when events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization. If the Company revises the estimated useful life assumption for any asset, the remaining unamortized balance is amortized or depreciated over the revised estimated useful life on a prospective basis. Refer to "Change in Accounting Estimate" for additional information related to the revised useful life of certain assets in the first quarter of 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in ASU 2024-04 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items . The ASU also clarifies that public entities, including those with a single reportable segment, are required to provide the new disclosures and all existing disclosures required by ASC 280, on both an annual and interim basis. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of the standard did not result in significant change to the Company's consolidated financial statement disclosures. See Note 15 "Segment Information and Geographic Areas".
Note 2.Cash, Cash Equivalents and Short-Term Investments

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2024 and 2023 consisted of the following:

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.3	$—	$—	$98.3
Cash equivalents
Money market funds	1,230.0	—	—	1,230.0
Total cash & cash equivalents	$1,328.3	$—	$—	$1,328.3
Short-term investments
Corporate notes and obligations	133.1	0.2	(3.3)	130.0
U.S. Treasury securities	85.0	—	(2.6)	82.4
Municipal securities	30.0	—	(0.7)	29.3
Asset backed securities	19.2	—	(0.3)	18.9
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	272.9	0.2	(7.2)	265.9
Total	$1,601.2	$0.2	$(7.2)	$1,594.2

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

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $9.9 million and $17.0 million as of December 31, 2024 and 2023, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2024 and 2023.

The following table presents the contractual maturities of the Company’s short-term investments as of
December 31, 2024:

	As of December 31, 2024
	Amortized cost	Estimated fair value
Due within one year	$109.1	$106.9
Due between one to three years	147.9	143.5
Due after three years	15.9	15.5
Total	$272.9	$265.9

The Company had 182 short-term investments in unrealized loss positions as of December 31, 2024. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the years ended December 31, 2024 or 2023.

As of December 31, 2024, the Company’s short-term investments portfolio consisted of six security types, all of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $7.2 million

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

as of December 31, 2024. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of December 31, 2024 and 2023:

	As of December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$103.8	$(3.3)	$105.7	$(3.3)
U.S. Treasury securities	9.0	(0.1)	65.7	(2.5)	74.7	(2.6)
Asset backed securities	—	—	16.0	(0.3)	16.0	(0.3)
Municipal securities	6.0	(0.1)	23.1	(0.6)	29.1	(0.7)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$16.9	$(0.2)	$213.9	$(7.0)	$230.8	$(7.2)

	As of December 31, 2023
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$25.1	$(0.1)	$240.3	$(10.2)	$265.4	$(10.3)
U.S. Treasury securities	17.8	(0.1)	174.0	(6.0)	191.8	(6.1)
Asset backed securities	0.6	—	66.0	(2.3)	66.6	(2.3)
Municipal securities	—	—	46.1	(2.0)	46.1	(2.0)
U.S. agency obligations	—	—	3.5	(0.3)	3.5	(0.3)
Foreign government obligations	—	—	3.3	(0.2)	3.3	(0.2)
Supranational securities	—	—	1.6	(0.1)	1.6	(0.1)
Total	$43.5	$(0.2)	$534.8	$(21.1)	$578.3	$(21.3)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $39.0 million, $34.6 million and $15.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,230.0	$—	$—	$1,230.0
Total cash equivalents	$1,230.0	$—	$—	$1,230.0
Short-term investments
Corporate notes and obligations	—	130.0	—	130.0
U.S. Treasury securities	—	82.4	—	82.4
Municipal securities	—	29.3	—	29.3
Asset backed securities	—	18.9	—	18.9
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	265.9	—	265.9
Total	$1,230.0	$265.9	$—	$1,495.9

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$514.8	$—	$—	$514.8
U.S. Treasury securities	—	10.0	—	10.0
Commercial paper	—	4.4	—	4.4
Corporate notes and obligations	—	2.9	—	2.9
Certificates of deposit	—	1.3	—	1.3
Municipal securities	—	0.2	—	0.2
Total cash equivalents	$514.8	$18.8	$—	$533.6
Short-term investments
Corporate notes and obligations	—	349.7	—	349.7
U.S. Treasury securities	—	225.3	—	225.3
Asset backed securities	—	70.0	—	70.0
Municipal securities	—	46.3	—	46.3
Commercial paper	—	30.7	—	30.7
Certificates of deposit	—	8.4	—	8.4
U.S. agency obligations	—	5.7	—	5.7
Foreign government obligations	—	3.3	—	3.3
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	741.1	—	741.1
Total	$514.8	$759.9	$—	$1,274.7

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held in banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

together with the 2026 Notes, the "Notes"), outstanding as of December 31, 2024. Refer to Note 8 "Debt" for additional information.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of December 31, 2024 was approximately $695.8 million and $708.2 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

The Company had $1.0 billion of term loans outstanding with a carrying value of $972.9 million as of December 31, 2024. Refer to Note 8 "Debt" for additional information. As of December 31, 2024, the fair value of the term loan approximated its carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2024	2023
Datacenter and other computer equipment	$830.2	$783.2
Furniture and fixtures	10.7	11.6
Leasehold improvements	101.9	96.1
Construction in progress	0.2	4.6
Total property and equipment	943.0	895.5
Accumulated depreciation	(584.2)	(586.3)
Property and equipment, net	$358.8	$309.2

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through equipment finance leases. Infrastructure assets as of December 31, 2024 and 2023 included a total of $501.1 million and $457.4 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $223.3 million and $234.7 million as of December 31, 2024 and 2023, respectively.

Depreciation expense related to property and equipment was $109.3 million and $139.7 million for the years ended December 31, 2024 and 2023, respectively.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of December 31,	As of December 31,	Weighted- average remaining useful life (In years) As of December 31,
	2024	2023	2024
Developed technology	$93.7	$74.3	2.9
Customer relationships	48.5	43.2	2.1
Patents	16.6	19.4	2.5
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.9
Licenses	0.5	4.6	4.0
Assembled workforce in asset acquisitions	3.4	3.4	1.3
Other	1.2	1.3	0.8
Total intangibles	178.6	160.9
Accumulated amortization	(123.7)	(102.8)
Intangible assets, net	$54.9	$58.1
Amortization expense was $27.8 million, $30.4 million and $16.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Expected future amortization expense for intangible assets as of December 31, 2024 is as follows:

Intangible assets
2025	$25.2
2026	16.0
2027	7.3
2028	4.1
2029	1.8
Thereafter	0.5
Total	$54.9

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2023	$402.2
Acquisitions(1)	40.9
Effect of foreign currency translation	(0.3)
Balance at December 31, 2024	$442.8
(1) The Company completed two acquisitions of private companies during the year ended December 31, 2024.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill as of December 31, 2024, 2023 and 2022.

Note 8.Debt

Term loan facility

During the fourth quarter of 2024, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”), with certain counterparties which provided for, among other things, a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The Credit Agreement also provides for a secured letter of credit facility in an aggregate amount of up to $35.0 million. The Company’s obligations under the Credit Agreement are guaranteed by certain material subsidiaries of the Company and are secured by substantially all of the assets of the Company and such subsidiary guarantors. As of December 31, 2024, there were $1.0 billion of term loans outstanding, measured at amortized cost. In accounting for the term loans, issuance costs of $27.6 million were deducted from the carrying value of the term loan in the consolidated balance sheet. Issuance costs are amortized and recognized as a component of interest expense over the five-year term using the effective interest method. Furthermore, there were $22.6 million and $0.2 million of deferred issuance costs related to the delayed draw term loan commitments and secured letter of credit facility, respectively, which will be recognized initially as deferred assets and subsequently reclassified and presented as a direct deduction to the carrying value of the related debt upon an eventual draw, and amortized over the remaining term on an effective interest method basis from the time of draw.

The delayed draw term loan commitments of $1.0 billion may be borrowed, subject to the satisfaction of certain conditions, from the closing date of the Credit Agreement through December 11, 2026, provided that the delayed draw term loan commitments shall be reduced to $500.0 million as of December 11, 2025, if the undrawn delayed draw term loan commitments exceed $500.0 million at that date. The delayed draw term loan commitments can be drawn in increments of $5.0 million or greater and up to ten draws can be made. The initial term loans and the delayed draw term loans (if and when funded) shall have the same terms and shall be treated as a single fungible class of term loans for all purposes under the Credit Agreement, except that interest on any delayed draw term loan shall commence from the applicable date of draw. As of December 31, 2024, no amounts were outstanding on the delayed draw term loan commitments and no letters of credit were issued under the letter of credit facility.

Pursuant to the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments. The 1.00% fee will be capitalized each reporting period, as the draw is probable as of the issuance date, and reclassified against the carrying value of the debt upon draw and amortized over the debt term on an effective interest method basis from the time of draw. As of December 31, 2024, the accrued commitment fee was $0.6 million.

The term loans have a maturity date of December 11, 2029 with quarterly principal payments beginning on March 31, 2025 and continuing on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. In addition, the term loans are subject to mandatory prepayments upon the occurrence of certain events as defined in the Credit Agreement, including excess cash flows generated by the Company's operating activities, the proceeds of certain asset sales and the incurrence of certain indebtedness. The Company believes the occurrence of any such events is remote as of the year ended December 31, 2024. The Company is permitted to prepay the term loans at any time in whole or in part, subject to a prepayment premium equal to 2.00% of the aggregate principal amount prepaid on or prior to the first anniversary of the closing date and 1.00% of the aggregate principal amount prepaid after the first anniversary of the closing date but on or prior to the second anniversary of the closing date. Term loans repaid or prepaid may not be reborrowed.

Borrowings under the term loan facility bear interest, at the Company’s option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin of 2.75%, or (b) an overnight or term SOFR rate (based on one, three or six month interest periods), plus a margin of 3.75%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternative base rate on the last business day of an interest period, but at most monthly and at least quarterly, with respect to overnight and term SOFR rate borrowings.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Interest expense associated with the term loans for the year ended December 31, 2024 was $5.2 million.

The Credit Agreement permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the Credit Agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of December 31, 2024.

Maturities on the Company's term loan debt are as follows:

Term Loan
2025	$10.0
2026	10.0
2027	10.0
2028	10.0
2029	960.0
Total	$1,000.0

Revolving credit facility

In December 2024, in connection with the Credit Agreement, the Company terminated its existing revolving credit facility and recorded a $0.6 million loss on debt extinguishment, which is included in other income (loss), net, for the year ended December 31, 2024. The revolving credit facility provided for secured revolving loans in an aggregate principal amount of up to $500.0 million, with a letter of credit sublimit of $65.0 million and would have matured in February 2026.

Pursuant to the terms of the revolving credit facility, the Company was required to pay an annual commitment fee that accrued at a rate of 0.20% per annum on the unused portion of the borrowing commitments under the revolving credit facility. In addition, the Company was required to pay a fee in connection with letters of credit issued under the revolving credit facility, which accrued at a rate of 1.375% per annum on the amount of such letters of credit outstanding. There was an additional fronting fee of 0.125% per annum multiplied by the average aggregate daily maximum amount available under all letters of credit. Borrowings under the revolving credit facility accrued interest, at the Company’s option, at an annual rate based on credit spread adjusted SOFR plus a spread of 1.375% or at an alternative base rate plus a spread of 0.375%.

As part of the termination of the revolving credit facility, all remaining letters of credit were guaranteed by a single lender and secured with cash collateral, which is recorded as restricted cash and presented within prepaid expenses and other current assets and other assets on the consolidated balance sheets. The Company’s letters of credit have final expiration dates through 2036.

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through December 31, 2024. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of December 31, 2024.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of December 31, 2024. In addition, during the year ended December 31, 2024 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of December 31, 2024 and 2023.

	2026 Notes	2028 Notes	Total
December 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.6)	(4.9)	(7.5)
Carrying value, net	$693.2	$688.4	$1,381.6

December 31, 2023
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(4.8)	(6.5)	(11.3)
Carrying value, net	$691.0	$686.8	$1,377.8

During the years ended December 31, 2024 and 2023, the Company recognized $2.2 million in interest expense for the 2026 Notes and $1.6 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of December 31, 2024.

Maturities on the Company's long-term convertible debt are as follows:

Convertible Debt
2025	$—
2026	695.8
2027	—
2028	693.3
2029	—
Thereafter	—
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of December 31, 2024, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of December 31, 2024, the Company’s Class A common stock price was below the exercise price of the Warrants.

Taken together, the purchase of the Note Hedges and the sale of the Warrants are intended to offset potential dilution from the conversion of the 2026 Notes and the 2028 Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, and to effectively increase the overall conversion price from $38.25 per share to $46.36 per share and from $35.35 per share to $46.36 for the 2026 Notes and the 2028 Notes, respectively.

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting certain equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as the instruments continue to meet these accounting criteria. The premium paid for the Note Hedges has been included as a net reduction to additional paid-in capital within stockholders’ deficit and the premium received for the Warrants has been included as a net increase to additional paid-in capital within stockholders' deficit.

Note 9.Leases

The Company has operating leases for corporate offices and datacenters, and finance leases for infrastructure and office equipment. The Company’s leases have remaining lease terms of under 1 year to 12 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its former corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of 1 year to 9 years, some of which include options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $14.0 million and $15.3 million during the years ended December 31, 2024 and 2023, respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The components of lease cost were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost (1)	$64.4	$71.6
Finance lease cost:
Amortization of assets under finance lease	77.9	111.7
Interest	14.8	10.5
Total finance lease cost	$92.7	$122.2

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial.

Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$76.1	$91.4
Payments for finance leases included in cash from operating activities	14.8	10.5
Payments for finance leases included in cash from financing activities	129.4	126.6
Assets obtained in exchange for lease obligations:
Operating leases	11.1	34.3
Finance leases	$171.6	$144.7

	As of December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	8.1	8.6
Finance leases	2.8	2.7

Weighted Average Discount Rate
Operating leases	3.8%	3.7%
Finance leases	5.5%	4.4%

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

	Operating leases(1)	Finance leases
2025	$78.6	138.4
2026	$41.6	111.2
2027	$41.0	73.9
2028	$39.9	32.2
2029	$39.1	—
Thereafter	$138.4	—
Total future minimum lease payments	$378.6	$355.7
Less imputed interest	(63.3)	(28.9)
Total liability	$315.3	$326.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2024 were as follows:

Operating leases
2025	13.1
2026	9.4
2027	8.9
2028	8.6
2029	6.0
Thereafter	13.9
Total future sublease rent payments, net	$59.9

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which is secured by cash collateral. As of December 31, 2024, the Company's remaining minimum obligation under the lease for its headquarters was $170.7 million, which excludes $200.1 million of future payments allocated to non-lease components.

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

The Company recorded total impairment charges of $0.1 million, $3.6 million and $175.2 million during the years ended December 31, 2024, 2023 and 2022, respectively, for right-of-use and other lease related assets.

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

As a result of the lease amendment, the Company recognized a one-time gain of $158.8 million in the fourth quarter of 2023 from the corresponding remeasurement of the lease liability and adjustment of the right-of-use asset (which was previously impaired), partially offset by an increase in the liability for unrecoverable common area maintenance costs. The gain is recorded within net loss (gain) on real estate assets in the consolidated statement of operations.

The Company's remaining lease liability associated with its corporate headquarters lease was $133.3 million as of the year ended December 31, 2024. The liability for unrecoverable common area maintenance costs totaled $51.7 million and $70.0 million as of December 31, 2024 and 2023, respectively. The liability for unrecoverable common area maintenance costs is recorded within accrued and other current liabilities and other liabilities.

As of December 31, 2024, the Company has $84.0 million in commitments for operating leases that have not yet commenced, and therefore are not included in right-of-use assets or operating lease liability. The operating leases will commence in 2025 with a lease term of 6 to 7 years.

Note 10. Commitments and Contingencies

Other commitments
Other commitments include payments to third-party vendors for services related to the Company's infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2024, are as follows, and exclude non-cancelable rent payments from the Company's subtenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2025	$138.4	$115.9	$70.0
2026	111.2	60.1	66.9
2027	73.9	60.1	1.7
2028	32.2	59.5	0.3
2029	—	59.4	—
Thereafter	—	223.8	15.2
Future minimum payments	355.7	$578.8	$154.1
Less interest and taxes	(28.9)
Less current portion of the present value of minimum lease payments	(123.3)
Financing lease obligations, net of current portion	$203.5
(1)This balance includes short-term lease obligations and $200.1 million of future contractual rent payments allocated to non-lease components.
(2)This balance excludes indemnification and founder holdbacks related to our acquisitions. See Note 5, "Business Combinations" for additional information.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
Non-income taxes payable	$59.2	$61.3
Accrued legal and other external fees	26.1	28.8
Acquisition indemnification holdbacks(1)	4.0	16.9
Other accrued and current liabilities	53.9	48.2
Total accrued and other current liabilities	$143.2	$155.2
(1)Acquisition indemnification holdbacks were released to the sellers' representative following the expiration of the applicable holdback period as of December 31, 2024.

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

As of December 31, 2024, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 3.2 million and 1.5 million shares into an equivalent number of shares of Class A common stock during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, 218.4 million shares of Class A common stock, 77.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2023, 256.0 million shares of Class A common stock, 80.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2024 and 2023 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of December 31, 2024 and 2023, respectively. See "Co-Founder Grant" section below for additional information.

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

Stock repurchase program

In February 2022, the Board of Directors authorized the Company to repurchase up to $1.2 billion of the Company's outstanding shares of Class A common stock. In July 2023, the Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the Company's outstanding shares of Class A common stock. The Company completed the February 2022 authorization of $1.2 billion during the three months ended March 31, 2024 and continued stock repurchases under the July 2023 authorization. In December 2024, the Board of Directors further authorized the repurchase of up to an additional $1.2 billion of the Company's outstanding shares of Class A common stock. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the year ended December 31, 2024, the Company repurchased and subsequently retired 49.5 million shares of its Class A common stock for an aggregate amount of $1.2 billion. During the year ended December 31, 2023, the Company repurchased and subsequently retired 22.7 million shares of its Class A common stock, for an aggregate amount of $542.8 million. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act.

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

As of December 31, 2024, there were 25.8 million stock-based awards issued and outstanding and 122.8 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2024 and 2023:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance as of December 31, 2022	97.9	0.4	$11.30	4.5	$4.5	34.8	$23.40
Additional shares authorized	17.5	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.2)	10.27	—	—	(15.1)	22.77
Options and restricted stock units and awards canceled	11.5	—	—	—	—	(11.5)	23.46
Shares withheld related to net share settlement of restricted stock units and awards	5.3	—	—	—	—	—	—
Options and restricted stock units and awards granted	(22.2)	—	—	—	—	22.2	$22.65
Balance at December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Additional shares authorized	16.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	11.68	—	—	(14.4)	23.61
Options and restricted stock units and awards canceled / expired	10.9	—	—	—	—	(10.9)	23.68
Shares withheld related to net share settlement of restricted stock units and awards	5.7	—	—	—	—	—	—
Options and restricted stock units and awards granted	(20.6)	—	—	—	—	20.6	24.53
Balance as of December 31, 2024	122.8	0.1	$6.13	3.9	$0.6	25.7	$23.79
Vested at December 31, 2024		0.1	$6.13	3.9	$0.6	—	$—
Unvested at December 31, 2024		—	$—	—	$—	25.7	$23.79

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Intrinsic value of options exercised	$1.0	$3.3

As of December 31, 2024, unamortized stock-based compensation related to unvested stock options, restricted stock awards (excluding the Co-Founder Grant), and RSUs was $589.5 million. The weighted-average period over which such

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

compensation expense will be recognized if the requisite service is provided is approximately 2.6 years as of December 31, 2024.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $2.4 million and $9.4 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there was no unamortized stock-based compensation expense related to the Co-Founder Grant.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$339.3	$113.0	$345.7	$107.9	$426.8	$126.4
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	238.7	79.5	260.1	81.1	278.6	82.6
Net income per common share, basic	$1.42	$1.42	$1.33	$1.33	$1.53	$1.53
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$339.3	$113.0	$345.7	$107.9	$426.8	$126.4
Reallocation of net income as a result of conversion of Class B to Class A common stock	113.0	—	107.9	—	126.4	—
Reallocation of net income to Class B common stock	—	(1.7)	—	(1.4)	—	(0.7)
Net income attributable to common stockholders for diluted EPS	$452.3	$111.3	$453.6	$106.5	$553.2	$125.7
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	238.7	79.5	260.1	81.1	278.6	82.6
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	5.2	—	4.4	—	2.1	—
Conversion of Class B to Class A common stock	79.5	—	81.1	—	82.6	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	323.4	79.5	345.6	81.1	363.3	82.6
Net income per common share, diluted	$1.40	$1.40	$1.31	$1.31	$1.52	$1.52

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Year Ended December 31,
	2024	2023	2022
Restricted stock units and awards	4.0	6.9	20.4
Options to purchase shares of common stock	—	—	0.3
Co-Founder Grant	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8
Warrants	37.8	37.8	37.8
Total	87.9	90.8	104.6

Note 14. Income Taxes

For the years ended December 31, 2024, 2023, and 2022, the Company’s income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$280.4	$385.8	$37.8
Foreign	229.4	168.6	154.9
Income before income taxes	$509.8	$554.4	$192.7
The components of the (provision for) benefit from income taxes in the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(21.7)	$(37.6)	$(13.2)
State	(11.2)	(14.6)	(15.3)
Foreign	(30.9)	(10.7)	(7.5)
Deferred:
Federal	2.6	(23.0)	386.7
State	4.5	2.7	30.0
Foreign	(0.8)	(17.6)	(20.2)
(Provision for) benefit from income taxes	$(57.5)	$(100.8)	$360.5

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

A reconciliation of income taxes at the statutory federal income tax rate to the benefit from (provision for) income taxes included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2024	2023	2022
Provision for income taxes at federal statutory rate	$(107.1)	$(116.4)	$(40.5)
State taxes, net of federal benefit	(10.5)	(14.6)	(4.9)
Foreign rate differential	2.3	(20.9)	(34.0)
Research and other credits	53.2	60.9	45.3
Non-deductible compensation	(4.7)	(7.4)	(3.4)
Permanent differences	(1.4)	(0.8)	(1.8)
Change in valuation allowance	(5.4)	(2.4)	409.9
Stock-based compensation	8.8	2.7	(4.3)
Changes in Unrecognized Tax Benefits	7.3	(1.9)	(5.8)
(Provision for) benefit from income taxes	$(57.5)	$(100.8)	$360.5

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$20.7	$18.9
Research credit carryforwards	194.9	217.1
Stock-based compensation	25.7	24.8
Accruals and reserves	25.9	29.0
Lease liability	60.4	72.5
Convertible senior notes	26.5	37.1
Capitalized research expenditures	289.3	233.3
Other	0.6	0.2
Gross deferred tax assets	644.0	632.9
Valuation allowance	(122.8)	(116.3)
Total deferred tax assets, net of valuation allowance	521.2	516.6
Deferred tax liabilities:
Fixed assets and intangible assets	25.9	21.8
Right-of-use assets	24.7	31.4
Other	3.9	3.0
Total deferred tax liability	54.5	56.2
Net deferred tax assets	$466.7	$460.4

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2024, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2024, the Company had $15.8 million of federal, $53.7 million of state, and $25.2 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $4.0 million will begin to expire in 2032 and $11.8 million will carryforward indefinitely, while state net operating losses begin to expire in 2031. The foreign net operating loss carryforwards will carryforward indefinitely.

As of December 31, 2024, the Company had research credit carryforwards of $192.9 million and $180.0 million for federal and state income tax purposes, respectively, of which $102.9 million and $49.7 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal and state credit carryforwards will begin to expire in 2041 and 2032, respectively.

As of December 31, 2024, the Company had $0.5 million of foreign tax credit carryforwards, which will carryforward indefinitely.

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

As of December 31, 2024, the balance of unrecognized tax benefits was $162.7 million of which $114.6 million, if recognized, would affect the effective tax rate and $48.1 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2024	2023	2022
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$149.8	$127.2	$107.3
Gross increases related to prior period tax positions	0.3	3.4	—
Gross decreases related to prior period tax positions	(0.2)	(0.7)	—
Gross increases related to current period tax positions	20.7	21.1	20.3
Reductions due to lapse in statute of limitations	—	(1.2)	(0.4)
Reductions due to settlements with taxing authorities	(7.9)	—	—
Balance of gross unrecognized tax benefits at the end of the fiscal year	$162.7	$149.8	$127.2

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2024, the amount of accrued interest and penalties related to uncertain tax positions was $5.0 million. Net interest and penalties (released)/recognized for the years ended December 31, 2024, 2023, and 2022 was $(1.6) million, $1.3 million, and $1.7 million, respectively.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

The Company files income tax returns in the U.S. federal, multiple states, and foreign jurisdictions. All of the Company’s tax years from 2011 and 2010 remain open for examination by the federal and state authorities, respectively, and from 2015 by foreign authorities.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company generally does not provide deferred income taxes for the undistributed earnings of its foreign subsidiaries that the Company intends to reinvest indefinitely. Should circumstances change and it becomes apparent that some or all of the undistributed earnings will no longer be indefinitely reinvested, the Company will accrue for income taxes not previously recognized. As of December 31, 2024, there was no deferred tax liability on undistributed earnings, and the Company determined the amount of undistributed deferred tax liability to be immaterial.

The Organization for Economic Cooperation and Development (“OECD”) and many countries have proposed to reallocate some portion of profits of large multinational companies with global revenues exceeding EUR20 billion to markets where sales arise (“Pillar One”), as well as enact a global minimum tax rate of at least 15% for multinationals with global revenue exceeding EUR750 million (“Pillar Two”), and many countries are considering or intend to adopt these proposals. In December 2022, the Council of the European Union (“EU”) formally adopted the EU Minimum Tax Directive, which would require member states to adopt Pillar Two into their domestic law, effective for fiscal years starting on or after December 31, 2023. The majority of the jurisdictions in which we operate have enacted legislation to implement Pillar Two. Other countries are actively considering changes to their tax laws to adopt certain parts of the OECD’s proposals. The enactment of Pillar Two legislation is not expected to have a material adverse effect on the Company's effective tax rate, financial position, results of operations, and cash flows. The Company will continue to monitor and reflect the impact of such legislative changes in future financial statements as appropriate.

Note 15. Segment Information and Geographic Areas
Segment Information
The Company’s chief operating decision-maker (“CODM”), the Chief Executive Officer, manages the Company's business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income, as reported on the consolidated statements of operations, to allocate resources as part of the annual planning process and to assess the performance of the Company's single reportable segment, primarily by monitoring actual results versus the annual plan.

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense, which are disclosed in Note 4 "Property and Equipment, Net" and Note 6 "Intangible Assets", respectively. Other segment items consist of interest income, net, other income (loss), net, and (provision for) benefit from income taxes, as presented in the consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2024	2023
United States	$353.1	$302.4
International (1)	5.7	6.8
Total property and equipment, net	$358.8	$309.2

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2024 and 2023.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
United States	$1,448.5	$1,419.4	$1,264.2
International (1)	1,099.7	1,082.2	1,060.7
Total revenue	$2,548.2	$2,501.6	$2,324.9

(1) No single country outside of the United States accounted for more than 10% of total revenue during the years ended December 31, 2024, 2023 and 2022 respectively.

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
Our management, under the supervision of our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, none of our directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024.

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel of Dropbox and of our subsidiaries, including directors, officers, and employees, to certain other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2025 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2024.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-38434	3.2	May 11, 2018

3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-38434	3.1	December 15, 2023

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.5	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-38434	4.3	February 26, 2021

4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-38434	4.4	February 26, 2021

4.8	Description of Capital Stock	10-Q	001-38434	4.1	August 7, 2020

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+*	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements, as amended.

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

		Form	File Number	Exhibit	Filed with SEC
10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	10-K	001-38434	10.8	February 19, 2021

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Revised Form of Change of Control and Severance Agreement as of February 2024 between the Registrant and certain executive officers	10-K	001-38434	10.10	February 16, 2024

10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.14	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.15	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.16	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule I thereto.	8-K	001-38434	10.1	February 26, 2021

10.17	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.18	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.19	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.20	Form of 2028 Warrant Confirmation.	8-K	001-38434	10.5	February 26, 2021

10.21+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

10.22	Eighth Amendment to Office Lease, dated November 1, 2021 and executed on December 16, 2021, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.26	February 18, 2022

10.23	Eleventh Amendment to Office Lease, dated October 1, 2023 and executed on October 17, 2023, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.24	February 16, 2024

		Form	File Number	Exhibit	Filed with SEC
10.24+	Offer Letter between the Registrant and Eric Cox	10-K	001-38434	10.25	February 16, 2024

10.25	Credit and Guaranty Agreement, dated as of December 11, 2024, by and among the Registrant, the guarantors party thereto, the lenders party thereto, including Blackstone Private Credit Fund and certain of its affiliates, the issuing bank, and the administrative agent and collateral agent.	8-K	001-38434	10.1	December 11, 2024

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dropbox, Inc. Incentive- Based Compensation Recovery Policy	10-K	001-38434	97.1	February 16, 2024

101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 21, 2025.

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

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 21, 2025

/s/ Timothy J. Regan Timothy J. Regan	Chief Financial Officer (Principal Accounting and Financial Officer)	February 21, 2025

/s/ Andrew Moore Andrew Moore	Director	February 21, 2025

/s/ Abhay Parasnis Abhay Parasnis	Director	February 21, 2025

/s/ Donald W. Blair Donald W. Blair	Director	February 21, 2025

/s/ Karen A. Peacock Karen A. Peacock	Director	February 21, 2025

/s/ Lisa Campbell Lisa Campbell	Director	February 21, 2025

/s/ Michael Seibel Michael Seibel	Director	February 21, 2025

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 21, 2025

/s/ Sara Mathew Sara Mathew	Director	February 21, 2025

/s/ Warren Jenson Warren Jenson	Director	February 21, 2025