Form 10-Q
period 2025-03-31
DROPBOX, INC.
filed 2025-05-09
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of May 5, 2025, there were 204,571,028 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 89,705 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 76,921,620 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our rate of growth has declined and we have experienced negative growth in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may experience negative growth in future periods.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$942.2	$1,328.3
Short-term investments	237.8	265.9
Trade and other receivables, net	71.6	70.4
Prepaid expenses and other current assets	83.2	73.8
Total current assets	1,334.8	1,738.4
Property and equipment, net	364.6	358.8
Operating lease right-of-use asset	181.4	158.9
Intangible assets, net	48.8	54.9
Goodwill	442.6	442.8
Deferred tax assets	465.2	466.7
Other assets	119.9	104.7
Total assets	$2,957.3	$3,325.2
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$33.6	$36.5
Accrued and other current liabilities	148.5	143.2
Accrued compensation and benefits	40.2	105.2
Operating lease liability	44.3	64.9
Finance lease obligation	126.8	123.3
Convertible senior notes, net, current	693.8	—
Term loan, net, current	10.0	10.0
Deferred revenue	739.8	727.7
Total current liabilities	1,837.0	1,210.8
Operating lease liability, non-current	274.5	250.4
Finance lease obligation, non-current	209.9	203.5
Convertible senior notes, net, non-current	688.7	1,381.6
Term loan, net, non-current	961.7	962.9
Other non-current liabilities	61.2	68.4
Total liabilities	4,033.0	4,077.6
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	2,267.0	2,404.2
Accumulated deficit	(3,335.7)	(3,146.5)
Accumulated other comprehensive loss	(7.0)	(10.1)
Total stockholders' deficit	(1,075.7)	(752.4)
Total liabilities and stockholders' deficit	$2,957.3	$3,325.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$624.7	$631.3
Cost of revenue(1)(2)	116.7	105.8
Gross profit	508.0	525.5
Operating expenses:
Research and development(1)(2)	178.4	219.1
Sales and marketing(1)(2)	92.0	108.8
General and administrative(1)(2)	53.8	54.1
Total operating expenses	324.2	382.0
Income from operations	183.8	143.5
Interest (expense) income, net	(14.6)	7.3
Other income, net	0.3	0.3
Income before income taxes	169.5	151.1
Provision for income taxes	(19.2)	(18.8)
Net income	$150.3	$132.3
Net income per share-basic and diluted:
Basic net income per share	$0.52	$0.40
Diluted net income per share	$0.51	$0.39
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	290.3	334.8
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	295.7	340.7

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$4.9	$5.2
Research and development	46.7	55.4
Sales and marketing	5.0	5.1
General and administrative	10.5	12.3
Total stock-based compensation	$67.1	$78.0

(2) Includes expenses related to the Company's 2024 reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$150.3	$132.3
Other comprehensive income:
Change in foreign currency translation adjustments	1.0	(1.1)
Change in net unrealized gains and losses on short-term investments	2.1	2.2
Total other comprehensive income	$3.1	$1.1
Comprehensive income	$153.4	$133.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31, 2025						Three Months Ended March 31, 2024
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)
Release of restricted stock units and awards	2.8	—	—	—	—	—	3.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(12.9)	(26.9)	—	(39.8)	(1.3)	—	(12.5)	(28.8)	—	(41.3)
Repurchases of common stock	(18.1)	—	(191.4)	(312.6)	—	(504.0)	(11.1)	—	(108.8)	(172.8)	—	(281.6)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	67.1	—	—	67.1	—	—	78.0	—	—	78.0
Other comprehensive income	—	—	—	—	3.1	3.1	—	—	—	—	1.1	1.1
Net income	—	—	—	150.3	—	150.3	—	—	—	132.3	—	132.3
Balances at end of period	279.4	$—	$2,267.0	$(3,335.7)	$(7.0)	$(1,075.7)	327.7	$—	$2,554.8	$(2,811.6)	$(20.4)	$(277.2)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities
Net income	$150.3	$132.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.1	31.4
Stock-based compensation	67.1	78.0
Amortization of debt issuance costs	2.3	1.1
Net loss on equity investments	0.5	—
Amortization of deferred commissions	7.2	7.5
Non-cash operating lease expense	8.4	9.3
Deferred taxes	1.5	(0.5)
Other	(1.9)	1.2
Changes in operating assets and liabilities:
Trade and other receivables, net	(0.8)	1.6
Prepaid expenses and other current assets	(15.3)	(10.7)
Other assets	1.7	0.9
Accounts payable	(3.5)	(8.2)
Accrued and other current liabilities	(4.1)	(5.5)
Accrued compensation and benefits	(65.1)	(66.3)
Deferred revenue	11.7	16.6
Other non-current liabilities	2.4	1.4
Operating lease liabilities	(10.7)	(14.6)
Cash paid for lease termination	(36.0)	—
Net cash provided by operating activities	153.8	175.5
Cash flow from investing activities
Capital expenditures	(0.1)	(9.2)
Purchase of intangible assets	(0.4)	—
Purchases of short-term investments	—	(62.3)
Proceeds from sales of short-term investments	—	55.6
Proceeds from maturities of short-term investments	30.0	123.9
Other	6.3	5.7
Net cash provided by investing activities	35.8	113.7
Cash flow from financing activities
Payments of debt issuance costs and loan commitment fees	(3.3)	—
Principal payments against term loan facility	(2.5)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(39.8)	(41.3)
Proceeds from issuance of common stock, net of taxes withheld	—	0.1
Principal payments on finance lease obligations	(33.8)	(32.1)
Common stock repurchases	(499.1)	(279.4)
Net cash used in financing activities	(578.5)	(352.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3.3	(2.5)
Change in cash, cash equivalents, and restricted cash	(385.6)	(66.0)
Cash, cash equivalents, and restricted cash - beginning of period	1,360.5	614.9
Cash, cash equivalents, and restricted cash - end of period	$974.9	$548.9

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	942.2	548.9
Restricted cash, current, included in prepaid expenses and other current assets	2.3	—
Restricted cash, non-current, included in other assets	30.4	—
Total cash, cash equivalents, and restricted cash	$974.9	$548.9
Supplemental cash flow data:
Property and equipment acquired under finance leases	$43.6	$26.6

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 1. Description of the Business and Summary of Significant Accounting Policies

Business
Dropbox, Inc. (the “Company” or “Dropbox”) helps keep life organized and work moving. The Company was incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed its name to Dropbox, Inc. in October 2009. In March 2025, the Company reincorporated in the state of Nevada. The Company is headquartered in San Francisco, California.

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

The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' deficit and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2025 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K on file with the SEC ("Annual Report").

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

Financial information about segments and geographic areas
The Company manages its operations and allocates resources as a single operating segment. Further, the Company manages, monitors, and reports its financial information as a single reportable segment. See Note 14 "Segment Information and Geographic Areas" for additional information.

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2025 and 2024, respectively.

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

The Company recognized $344.6 million and $346.5 million of revenue during the three months ended March 31, 2025 and 2024, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2025, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $813.2 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
In December 2017, the Board of Directors approved a Co-Founder Grant of 10.3 million shares of Class A Common Stock in the form of restricted stock awards (“RSAs”) to Drew Houston, the Company's co-founder and Chief Executive Officer (the “Co-Founder Grant”). The grant is subject to service-based, market-based, and performance-based vesting conditions and is excluded from issued and outstanding Class A Common Stock until vesting. The Company estimated the grant date fair value using a Monte Carlo simulation model that incorporated the probability of not meeting stock price targets. The first tranche vested in the fourth quarter of 2021. Stock-based compensation expense for the Co-Founder Grant was recognized using the accelerated attribution method over the derived service period and will not be reversed if market conditions are unmet. As of December 31, 2024, the Company had fully recognized all related stock-based compensation expense. See Note 11, "Stockholders' Deficit," for additional information.

Cost of revenue
Cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of the Company’s platform for both paying users and free users. These costs, which are referred to as infrastructure costs, include depreciation of servers located in co-location facilities that the Company leases and operates, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, benefits, travel-related expenses, and stock-based compensation, which are referred to as employee-related costs, for employees whose primary responsibilities relate to supporting the Company’s infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to datacenter equipment.

Reduction in Workforce
In October 2024, the Company announced a global workforce reduction of approximately 20% to streamline its team structure and better align with long-term growth and profitability objectives. The Company estimates that it will make total related cash expenditures of approximately $65 million, which included the pro rata fiscal year 2024 annual employee bonus through October 30, 2024. As of March 31, 2025, the Company has paid $62.2 million in associated cash expenditures, the majority of which were paid in the fourth quarter of 2024 with $10.2 million paid during the three months ended March 31, 2025. The Company expects to recognize approximately $51 million in incremental expenses, primarily consisting of severance, employee benefits, and related costs. As of March 31, 2025, $49.5 million of these expenses have been recognized, with the majority incurred in the fourth quarter of 2024 and $2.3 million recognized during the three months ended March 31, 2025.

These severance and related charges are included within the Company's consolidated statement of operations for the three months ended March 31, 2025 as follows:

Cost of revenue	$0.3
Research and development	1.2
Sales and marketing	0.3
General and administrative	0.5
Total Charges	$2.3

For the three months ended March 31, 2025, changes in liabilities resulting from the severance charges and related costs were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Severance and Related Costs
Balance as of December 31, 2024	$7.3
Charges	2.3
Cash payments(1)	(8.4)
Balance as of March 31, 2025	$1.2
(1) For the three months ended March 31, 2025, total cash payments were $10.2 million when including the pro rata amount of the fiscal year 2024 annual employee bonus.

Cash, cash equivalents, and restricted cash
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $32.7 million and $32.2 million as of March 31, 2025 and December 31, 2024, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. Two distribution partners accounted for 10% and 48% of total trade and other receivables, net as of March 31, 2025. Two distribution partners accounted for 11% and 48% of total trade and other receivables, net as of December 31, 2024. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $5.0 million and $7.6 million during the three months ended March 31, 2025 and 2024, respectively.

Deferred commissions, net included in prepaid and other current assets were $19.8 million and $21.3 million as of March 31, 2025 and December 31, 2024, respectively. Deferred commissions, net included in other assets were $21.2 million and $21.9 million as of March 31, 2025 and December 31, 2024, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $7.2 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. See Note 8 "Leases" for additional information.

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

During the three months ended March 31, 2025 and 2024, respectively, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets.

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

Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The amendments in ASU 2023-09 are effective for

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2025 and December 31, 2024 consisted of the following:

	As of March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$89.5	$—	$—	$89.5
Cash equivalents
Money market funds	852.7	—	—	852.7
Total cash & cash equivalents	$942.2	$—	$—	$942.2
Short-term investments
Corporate notes and obligations	114.9	0.2	(2.4)	112.7
U.S. Treasury securities	85.1	—	(1.8)	83.3
Municipal securities	24.5	—	(0.5)	24.0
Asset backed securities	12.6	—	(0.2)	12.4
U.S. agency obligations	3.8	—	(0.1)	3.7
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	242.7	0.2	(5.1)	237.8
Total	$1,184.9	$0.2	$(5.1)	$1,180.0

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.3	$—	$—	$98.3
Cash equivalents
Money market funds	1,230.0	—	—	1,230.0
Total cash & cash equivalents	$1,328.3	$—	$—	$1,328.3
Short-term investments
Corporate notes and obligations	133.1	0.2	(3.3)	130.0
U.S. Treasury securities	85.0	—	(2.6)	82.4
Municipal securities	30.0	—	(0.7)	29.3
Asset backed securities	19.2	—	(0.3)	18.9
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	272.9	0.2	(7.2)	265.9
Total	$1,601.2	$0.2	$(7.2)	$1,594.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $13.0 million and $9.9 million as of March 31, 2025 and December 31, 2024, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2025 and December 31, 2024.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2025:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$147.7	$145.0
Due between one to three years	83.1	81.1
Due after three years	11.9	11.7
Total	$242.7	$237.8

The Company had 147 short-term investments in unrealized loss positions as of March 31, 2025. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024.

As of March 31, 2025, the Company’s short-term investments portfolio consisted of six security types, all of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $5.1 million as of March 31, 2025. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.3	$—	$88.3	$(2.4)	$89.6	$(2.4)
U.S. Treasury securities	5.1	—	66.4	(1.8)	71.5	(1.8)
Municipal securities	6.1	(0.1)	17.9	(0.4)	24.0	(0.5)
Asset backed securities	—	—	9.8	(0.2)	9.8	(0.2)
U.S. agency obligations	—	—	3.7	(0.1)	3.7	(0.1)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$12.5	$(0.1)	$187.8	$(5.0)	$200.3	$(5.1)

	As of December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$103.8	$(3.3)	$105.7	$(3.3)
U.S. Treasury securities	9.0	(0.1)	65.7	(2.5)	74.7	(2.6)
Municipal securities	6.0	(0.1)	23.1	(0.6)	29.1	(0.7)
Asset backed securities	—	—	16.0	(0.3)	16.0	(0.3)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$16.9	$(0.2)	$213..9	$(7.0)	$230.8	$(7.2)

Unrealized losses on short-term investments have not been recorded into income because management does not intend to sell nor will it be required to sell these securities prior to their anticipated recovery, and for which the decline in fair value is largely due to changes in interest rates. The credit ratings associated with the corporate notes and obligations are mostly unchanged, are highly rated and the issuers continue to make timely principal and interest payments.

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $12.7 million and $11.9 million during the three months ended March 31, 2025 and 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 3.Fair Value Measurements

The Company measures its financial instruments at fair value each reporting period using a fair value hierarchy that prioritizes the use of observable inputs and minimizes the use of unobservable inputs. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$852.7	$—	$—	$852.7
Total cash equivalents	$852.7	$—	$—	$852.7
Short-term investments
Corporate notes and obligations	—	112.7	—	112.7
U.S. Treasury securities	—	83.3	—	83.3
Municipal securities	—	24.0	—	24.0
Asset backed securities	—	12.4	—	12.4
U.S. agency obligations	—	3.7	—	3.7
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	237.8	—	237.8
Total	$852.7	$237.8	$—	$1,090.5

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,230.0	$—	$—	$1,230.0
Total cash equivalents	$1,230.0	$—	$—	$1,230.0
Short-term investments
Corporate notes and obligations	—	130.0	—	130.0
U.S. Treasury securities	—	82.4	—	82.4
Municipal securities	—	29.3	—	29.3
Asset backed securities	—	18.9	—	18.9
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	265.9	—	265.9
Total	$1,230.0	$265.9	$—	$1,495.9

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of March 31, 2025. See Note 7 "Debt" for additional information.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of March 31, 2025 was approximately $684.3 million and $683.0 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

The Company had $997.5 million of term loans outstanding with a carrying value of $971.7 million as of March 31, 2025. See Note 7 "Debt" for additional information. As of March 31, 2025, the fair value of the term loan approximated its carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Datacenter and other computer equipment	$837.2	$830.2
Furniture and fixtures	10.3	10.7
Leasehold improvements	99.7	101.9
Construction in progress	0.6	0.2
Total property and equipment	947.8	943.0
Accumulated depreciation	(583.2)	(584.2)
Property and equipment, net	$364.6	$358.8

The Company leases certain infrastructure and computer equipment from various third parties, through equipment finance leases. Infrastructure assets as of March 31, 2025 and December 31, 2024 included a total of $516.3 million and $501.1 million, respectively, of assets acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $226.1 million and $223.3 million as of March 31, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $31.7 million and $24.8 million for the three months ended March 31, 2025 and 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets
Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2025	2024	2025
Developed technology	$93.6	$93.7	2.7
Customer relationships	48.5	48.5	1.9
Patents	16.6	16.6	2.3
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.7
Licenses	0.5	0.5	3.7
Assembled workforce in asset acquisitions	3.8	3.4	3.3
Other	1.2	1.2	0.6
Total intangibles	178.9	178.6
Accumulated amortization	(130.1)	(123.7)
Intangible assets, net	$48.8	$54.9
Amortization expense was $6.4 million and $6.7 million for the three months ended March 31, 2025 and 2024, respectively.

Expected future amortization expense for intangible assets as of March 31, 2025 is as follows:

Intangible assets
Remainder of 2025	$19.1
2026	15.9
2027	7.3
2028	4.2
2029	1.8
Thereafter	0.5
Total	$48.8

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2024	$442.8
Effect of foreign currency translation	(0.2)
Balance at March 31, 2025	$442.6

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended March 31, 2025 and December 31, 2024.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 7.Debt

Term loan facility

During the fourth quarter of 2024, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”), with certain counterparties which provided for, among other things, a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The Credit Agreement also provides for a secured letter of credit facility in an aggregate amount of up to $35.0 million. The Company’s obligations under the Credit Agreement are guaranteed by certain material subsidiaries of the Company and are secured by substantially all of the assets of the Company and such subsidiary guarantors. In December 2024, the Company borrowed $1.0 billion of term loans under its term loan facility, measured at amortized cost. In accounting for the term loans, issuance costs of $27.6 million were deducted from the carrying value of the term loan in the consolidated balance sheet. Issuance costs are amortized and recognized as a component of interest expense over the five-year term using the effective interest method. Furthermore, there were $22.6 million and $0.2 million of deferred issuance costs related to the delayed draw term loan commitments and secured letter of credit facility, respectively, which will be recognized initially as deferred assets and subsequently reclassified and presented as a direct deduction to the carrying value of the related debt upon an eventual draw, and amortized over the remaining term on an effective interest method basis from the time of draw.

The delayed draw term loan commitments of $1.0 billion may be borrowed, subject to the satisfaction of certain conditions, from the closing date of the Credit Agreement through December 11, 2026, provided that the delayed draw term loan commitments shall be reduced to $500.0 million as of December 11, 2025, if the undrawn delayed draw term loan commitments exceed $500.0 million at that date. The delayed draw term loan commitments can be drawn in increments of $5.0 million or greater and up to ten draws can be made. The initial term loans and the delayed draw term loans (if and when funded) shall have the same terms and shall be treated as a single fungible class of term loans for all purposes under the Credit Agreement, except that interest on any delayed draw term loan shall commence from the applicable date of draw. As of March 31, 2025, no amounts were outstanding on the delayed draw term loan commitments and no letters of credit were issued under the letter of credit facility.

Pursuant to the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments. The 1.00% fee will be capitalized each reporting period, as the draw is probable as of the issuance date, and reclassified against the carrying value of the debt upon draw and amortized over the debt term on an effective interest method basis from the time of draw. As of March 31, 2025, the deferred issuance asset related to the commitment fee was $3.1 million.

The term loans have a maturity date of December 11, 2029. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. In addition, the term loans are subject to mandatory prepayments upon the occurrence of certain events as defined in the Credit Agreement, including excess cash flows generated by the Company's operating activities, the proceeds of certain asset sales and the incurrence of certain indebtedness. The Company believes the occurrence of any such events is remote as of the three months ended March 31, 2025. The Company is permitted to prepay the term loans at any time in whole or in part, subject to a prepayment premium equal to 2.00% of the aggregate principal amount prepaid on or prior to the first anniversary of the closing date and 1.00% of the aggregate principal amount prepaid after the first anniversary of the closing date but on or prior to the second anniversary of the closing date. Term loans repaid or prepaid may not be reborrowed.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The following is a summary of the term loan facility as of March 31, 2025 and December 31, 2024.

Term Loan
March 31, 2025
Principal balance	$997.5
Unamortized issuance costs	(25.8)
Carrying value, net	$971.7

December 31, 2024
Principal balance	$1,000.0
Unamortized issuance costs	(27.1)
Carrying value, net	$972.9

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

Interest expense associated with the term loans for the three months ended March 31, 2025 was $21.6 million, with such interest expense consisting of interest expense on the outstanding principal of the term loans and amortization of issuance costs.

The Credit Agreement permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the Credit Agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of March 31, 2025.

Maturities on the Company's term loan debt are as follows:

Term Loan
Remainder of 2025	$7.5
2026	10.0
2027	10.0
2028	10.0
2029	960.0
Thereafter	—
Total	$997.5

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through March 31, 2025. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of March 31, 2025.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of March 31, 2025. In addition, during the three months ended March 31, 2025 and 2024 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of March 31, 2025 and December 31, 2024.

	2026 Notes	2028 Notes	Total
March 31, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.0)	(4.6)	(6.6)
Carrying value, net	$693.8	$688.7	$1,382.5

December 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.6)	(4.9)	(7.5)
Carrying value, net	$693.2	$688.4	$1,381.6

During the three months ended March 31, 2025 and 2024, the Company recognized $0.4 million and $0.5 million in interest expense for the 2026 Notes and $0.3 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of March 31, 2025.

Maturities on the Company's convertible debt are as follows:

Convertible Debt
Remainder of 2025	$—
2026	695.8
2027	—
2028	693.3
2029	—
Thereafter	—
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of March 31, 2025, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2025, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

Note 8.Leases

The Company has operating leases for corporate offices, datacenters and finance leases for infrastructure and computer equipment. The Company’s leases have remaining lease terms of under 1 year to 11 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 9 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $3.0 million and $3.5 million during the three months ended March 31, 2025 and 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future minimum lease payments under non-cancellable leases as of March 31, 2025 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2025	$46.8	$109.8
2026	48.3	123.7
2027	47.9	86.0
2028	46.9	43.7
2029	46.2	2.5
2030	42.9	—
Thereafter	106.2	—
Total future minimum lease payments	$385.2	$365.7
Less imputed interest	(66.4)	(29.0)
Total liability	$318.8	$336.7
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of March 31, 2025 were as follows:

Operating leases
Remainder of 2025	$9.4
2026	9.4
2027	9.0
2028	8.6
2029	6.0
2030	5.4
Thereafter	8.6
Total future sublease rent payments, net	$56.4

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which is secured by cash collateral. As of March 31, 2025, the Company's remaining minimum obligation under the lease for its headquarters was $150.2 million.

In the fourth quarter of 2020, the Company moved to a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First strategy, the Company retained a portion of its office space to be used for the Company’s team collaboration use and a portion was marketed for sublease. Subsequently, every quarter, the Company has evaluated its real estate portfolio for impairment under ASC 360. As part of this analysis, the Company reassesses its real estate asset groups and estimates the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeds their fair value, an impairment charge will be recognized for the difference.

During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment charges related to right-of-use assets and other lease related property and equipment assets.

In the fourth quarter of 2023, the Company executed an amendment to the lease ("the lease amendment") for its San Francisco, California corporate headquarters, whereby the Company surrendered to the landlord approximately 165,000 square feet of office space and agreed to pay an aggregate of $79.0 million in termination payments. The termination fees occurred in three tranches: approximately 52,000 square feet and $28.1 million paid in October 2023 upon the execution of the lease

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
amendment, 54,000 square feet and $14.9 million paid in June 2024, and the remaining 59,000 square feet and $36.0 million paid in January 2025.

As of March 31, 2025, the Company had $84.3 million in commitments for leases that have not yet commenced, and therefore is not included in the right-of-use asset or lease liability. These leases will commence in 2025, with lease terms of 6 to 7 years.

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2025	December 31, 2024
Non-income taxes payable	$61.8	$59.2
Accrued legal and other external fees	22.0	26.1
Acquisition indemnification holdbacks	8.4	4.0
Other accrued and current liabilities	56.3	53.9
Total accrued and other current liabilities	$148.5	$143.2

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

As of March 31, 2025, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.6 million and 0.7 million shares during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, 202.6 million shares of Class A common stock, 76.8 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2024, 218.4 million shares of Class A common stock, 77.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2025 and December 31, 2024 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of March 31, 2025 and December 31, 2024, respectively. See "Co-Founder Grant" section below for additional information.

Preferred stock

The Company's Board of Directors will have the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized a $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion share repurchase program, under which the Company continues to repurchase shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and will be subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three months ended March 31, 2025 and 2024, the Company repurchased and subsequently retired 18.1 million and 11.1 million shares of its Class A common stock, for aggregate amounts of $504.1 million and $281.6 million, respectively. During the three months ended March 31, 2025 and 2024, the 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases. Additionally, repurchases during the three months ended March 31, 2025 included repurchase execution costs incurred in connection with the Company’s share repurchase program.

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

As of March 31, 2025, there were 22.5 million stock-based awards issued and outstanding and 139.3 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

Stock option and restricted stock activity for the Plans was as follows for the three months ended March 31, 2025:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2024	122.8	0.1	$6.13	3.9	$0.6	25.7	$23.79
Additional shares authorized	14.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	—	—	—	—	(2.8)	24.00
Options and restricted stock units and awards canceled	1.4	—	—	—	—	(1.4)	23.79
Shares withheld related to net share settlement of restricted stock units and awards	1.2	—	—	—	—	—	—
Options and restricted stock units and awards granted	(0.9)	—	—	—	—	0.9	29.73
Balance as of March 31, 2025	139.3	0.1	$6.13	3.4	$0.3	22.4	$24.02
Vested at March 31, 2025		0.1	$6.13	3.4	$0.3	—	$—
Unvested at March 31, 2025		—	$—	—	$—	22.4	$24.02

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Intrinsic value of options exercised	$—	$0.2

As of March 31, 2025, unamortized stock-based compensation related to unvested stock options, restricted stock awards, and RSUs was $517.2 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.5 years as of March 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Co-Founder Grant

In December 2017, the Board of Directors approved the Co-Founder Grant, consisting of 10.3 million shares of Class A common stock in the form of RSAs granted to Drew Houston, the Company’s co-founder and Chief Executive Officer. The Co-Founder Grant is subject to service-, market-, and performance-based vesting conditions and is excluded from issued and outstanding shares until vesting. Mr. Houston holds voting rights and rights to cumulative declared dividends prior to vesting.

The Co-Founder Grant vests over ten years following the Company’s IPO, based on the achievement of stock price targets during a consecutive thirty-day trading period within the Performance Period, which began on January 1, 2019.

The first tranche, or 2.1 million shares, vested in the fourth quarter of 2021. Stock-based compensation expense was recognized over the derived service period using the accelerated attribution method and will not be reversed if the market conditions are not met for the remaining tranches.

The Company recognized no stock-based compensation expense related to the Co-Founder Grant during the three months ended March 31, 2025, and $1.1 million during the three months ended March 31, 2024. The stock-based compensation expense related to the Co-Founder Grant was fully recognized in the fourth quarter of 2024.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$110.4	$39.9	$100.5	$31.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	213.4	76.9	254.4	80.4
Net income per common share, basic	$0.52	$0.52	$0.40	$0.40
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$110.4	$39.9	$100.5	$31.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	39.9	—	31.8	—
Reallocation of net income to Class B common stock	—	(0.8)	—	(0.5)
Net income attributable to common stockholders for diluted EPS	$150.3	$39.1	$132.3	$31.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	213.4	76.9	254.4	80.4
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	5.4	—	5.9	—
Conversion of Class B to Class A common stock	76.9	—	80.4	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	295.7	76.9	340.7	80.4
Net income per common share, diluted	$0.51	$0.51	$0.39	$0.39

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended March 31,
	2025	2024
Restricted stock units and awards	1.2	1.9
Options to purchase shares of common stock	—	—
Co-Founder Grant	8.3	8.3
Convertible Senior Notes	37.8	37.8
Warrants	37.8	37.8
Total	85.1	85.8

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $19.2 million and $18.8 million for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025 and 2024, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2025, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $5.2 million during the three months ended March 31, 2025. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $4.1 million, if recognized, would affect the Company's effective tax rate and $1.1 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

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

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the condensed consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense, which are disclosed in Note 4 "Property and Equipment, Net" and Note 5 "Intangible Assets", respectively. Other segment items consist of interest (expense) income, net, other income (loss), net, and provision for income taxes, as presented in the condensed consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	March 31, 2025	December 31, 2024
United States	$358.9	$353.1
International (1)	5.7	5.7
Total property and equipment, net	$364.6	$358.8

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2025 and December 31, 2024.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
United States	$356.4	$358.3
International (1)	268.3	273.0
Total revenue	$624.7	$631.3

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2025 and 2024, respectively.

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

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Subscribers can purchase individual licenses through our Plus, Professional or Essentials plan, or purchase multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We also offer Dash for Business, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plan, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

We offer FormSwift, our cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements. Customers can choose between annual or monthly subscriptions based on their individual or business needs. We typically bill FormSwift customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. FormSwift primarily sells within the United States, and the majority of its sales are in U.S. dollars. We made the strategic decision to significantly reduce investments in FormSwift at the beginning of 2025.

We also offer DocSend as our secure document sharing and analytics solution. DocSend offers paid subscription plans, including a Personal plan designed for individuals and Standard, Advanced, Advanced Data Rooms and Enterprise plans designed for business users and teams. Similar to Dropbox plans, pricing of DocSend's plans is based on the number of licenses purchased. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill DocSend customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. DocSend primarily sells within the United States, and the majority of sales are in U.S. dollars.

We also offer Dropbox Sign, as our e-signature solution. Dropbox Sign has several product lines, and the pricing and revenue generated from each product line varies. Product lines are primarily priced based on the number of licenses purchased (similar to Dropbox plans), while some are priced based on a customer’s transaction volume. Depending on the product purchased, teams must have a minimum number of licenses, but can also have hundreds of users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. We typically bill Dropbox Sign customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. Dropbox Sign products are offered globally, with pricing primarily denominated in U.S. dollars.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Professional, and Essentials for individuals to Standard, Advanced, Business, Business Plus and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard, Advanced or Business, and Business Plus plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of Dropbox Sign, DocSend and Reclaim.

Recent Developments

Impact of Macroeconomic and Geopolitical Factors on our Business

Our overall performance depends in part on worldwide economic and geopolitical conditions and their impact on customer behavior. Uncertain economic conditions including inflation, fluctuations in interest rates, fluctuations in foreign exchange rates, impacts of tariffs and retaliatory actions, geopolitical issues, changes in government administration policy positions, and other conditions may adversely impact our results of operations and financial performance.

During the three months ended March 31, 2025, our overall performance was in line with expectations, with mixed results across our portfolio. We saw strength in our Individual plans, while elevated churn and down-sell pressure in our Teams plans, partially offset these gains. DocSend delivered solid growth, whereas Sign continued to face a challenging competitive environment. Additionally, our strategic decision to significantly reduce investment in FormSwift placed downward pressure on growth.

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

Reduction in Workforce

In October 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. During the three months ended March 31, 2025, we incurred $2.3 million of expenses related to severance, benefits, and other related items. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. In the near term, ARR may experience a slight decline, reflecting our strategic decision to significantly reduce investments in FormSwift at the beginning of 2025.

Total ARR decreased for the period ended March 31, 2025, compared to the periods ended December 31, 2024 and March 31, 2024, primarily driven by our strategic decision to significantly reduce our investment in FormSwift at the beginning of 2025 and upsell weakness in Teams plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2025.

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
	(In millions)
Total ARR	$2,552	$2,574	$2,556

	As of
Constant Currency	March 31, 2025	December 31, 2024	March 31, 2024
	(In millions)
Total ARR	$2,552	$2,571	$2,553

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

The number of paying users as of March 31, 2025 declined as compared to December 31, 2024, largely from a decrease in paying users due to our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025 and a challenging operating environment across our Teams plans, but remained flat as compared to March 31, 2024 as a result of an increase in paying users from our Individual plans and from our acquisition of Reclaim offset by a decrease in paying users from FormSwift. We expect that the total number of paying users will continue to fluctuate from period to period and may decrease in some periods as compared to prior periods

The below table sets forth the number of paying users as of March 31, 2025, December 31, 2024, and March 31, 2024.

	As of
	March 31, 2025	December 31, 2024	March 31, 2024
	(In millions)
Paying users	18.16	18.22	18.16

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

As a result of the unfavorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar and our strategic decision to significantly reduce our investment in FormSwift, partially offset by the favorable impact of an increased mix of sales towards our higher priced plans, we experienced a decrease in our average revenue per paying user for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The below table sets forth our ARPU for the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
ARPU	$139.26	$139.59

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

Our FCF decreased for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters (See Note 8 "Leases" for additional information) and payments associated with our 2024 workforce reduction.

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

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$153.8	$175.5
Capital expenditures	(0.1)	(9.2)
Free cash flow	$153.7	$166.3

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

Our revenue is driven primarily by conversions and upsells to our paid plans. We also generate revenue from transaction based products. We generate over 90% of our revenue from self-serve channels. No customer represented more than 1% of our revenue in the periods presented.

Our revenue growth is impacted by both the number of paying users and our ability to increase the average revenue per paying user. Our overall paying user growth rate has declined, and we expect growth in paying users to fluctuate from period to period in the future. Given that our revenue and average revenue per paying user have declined, if we do not successfully increase the average revenue per paying user, for example, through pricing and packaging changes or increased sales of our higher-priced subscription plans, or otherwise offset slower growth or declines in paying users, we expect our revenue and revenue growth rate to continue decreasing.

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, expenses related to our reduction in workforce such as severance, benefits and other related items, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to datacenter equipment.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in both the near term and long term.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of additional capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We expect gross margin to remain relatively constant in both the near term and long term.

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

Interest (expense) income, net
Interest (expense) income, net consists primarily of interest expense related to our term loan facility, finance lease obligations for infrastructure and amortization of debt issuance costs, offset by interest income earned on our investments classified as cash and cash equivalents, and short-term investments. Subsequent to the term loan issuance in the fourth quarter of 2024, we expect interest (expense) income, net to remain relatively constant in both the near term and the long term, assuming no significant changes in market rates.

Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2025 and 2024, the difference between the U.S. statutory rate and our effective tax rate is primarily due to jurisdictional mix of earnings, tax credits, state income taxes, and changes to our unrecognized tax benefits.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Revenue	$624.7	$631.3
Cost of revenue(1)(2)	116.7	105.8
Gross profit	508.0	525.5
Operating expenses:
Research and development(1)(2)	178.4	219.1
Sales and marketing(1)(2)	92.0	108.8
General and administrative(1)(2)	53.8	54.1
Total operating expenses	324.2	382.0
Income from operations	183.8	143.5
Interest (expense) income, net	(14.6)	7.3
Other income, net	0.3	0.3
Income before income taxes	169.5	151.1
Provision for income taxes	(19.2)	(18.8)
Net income	$150.3	$132.3

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cost of revenue	$4.9	$5.2
Research and development	46.7	55.4
Sales and marketing	5.0	5.1
General and administrative	10.5	12.3
Total stock-based compensation	$67.1	$78.0

(2) Includes expenses related to our 2024 reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)(2)	19	17
Gross profit	81	83
Operating expenses:
Research and development(1)(2)	29	35
Sales and marketing(1)(2)	15	17
General and administrative(1)(2)	9	9
Total operating expenses	52	61
Income from operations	29	23
Interest (expense) income, net	(2)	1
Other income, net	—	—
Income before income taxes	27	24
Provision for from income taxes	(3)	(3)
Net income	24%	21%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2025	2024
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development	7	9
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	11%	12%

(2) Includes expenses related to our 2024 reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

*Percentages may not foot due to rounding.

Comparison of the three months ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$624.7	$631.3	$(6.6)	(1.0)%

Revenue decreased $6.6 million or 1.0% during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 primarily due to upsell weakness and churn in Teams plans and our strategic decision to significantly reduce our investment in FormSwift, which together contributed to a decrease of $3.8 million in revenue. In addition, revenue was negatively impacted by $2.8 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$116.7	$105.8	$10.9	10.3%
Gross profit	508.0	525.5	(17.5)	(3.3)%
Gross margin	81%	83%

Cost of revenue increased $10.9 million or 10.3% during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily driven by an $11.3 million increase in infrastructure costs as we continue to add equipment in support of our datacenter refresh cycle. Additionally, we saw a smaller depreciation benefit compared to the 2024 period from the change in useful lives from four to five years of certain infrastructure and component assets which was effective January 1, 2024.

Our gross margin decreased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to a 10.3% increase in our cost of revenue, along with a 1.0% decrease in revenue during the period, as described above.

Research and development

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$178.4	$219.1	$(40.7)	(18.6)%

Research and development expenses decreased $40.7 million or 18.6% during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreases of $32.9 million in employee-related costs and $6.6 million in allocated overhead.

Sales and marketing

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$92.0	$108.8	$(16.8)	(15.4)%

Sales and marketing expenses decreased $16.8 million or 15.4% during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to decreases of $9.3 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as $5.5 million in employee-related costs.

General and administrative

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$53.8	$54.1	$(0.3)	(0.6)%

General and administrative expenses decreased $0.3 million or 0.6% during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to a decrease of $2.5 million in employee-related costs, offset by increases of $1.6 million in software and outside services.

Interest (expense) income, net

Interest (expense) income, net increased by $21.9 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other income, net

Other income, net remained flat during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Provision for income taxes

Provision for income taxes increased $0.4 million during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily due to an increase in income before income taxes, offset by an increase in availability of tax credits in the current year.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $942.2 million and short-term investments of $237.8 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2025, $314.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
We have historically financed our operations primarily through cash generated from our operations, the convertible senior notes (the "Notes") issuance, borrowings from our term loan facility, equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We also have delayed draw term loan commitments as part of the term loan facility for additional working capital flexibility, as described below.

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
In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. The term loans have a maturity date of December 11, 2029. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. As of March 31, 2025, we had $997.5 million outstanding on the initial term loans, no  amounts outstanding on the delayed draw term loan commitments, and no letters of credit issued under the secured letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate or a term SOFR rate (further described in Note 7 "Debt") at the Company's option. Pursuant to the terms of the term loan facility, we are required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments.

The term loan facility permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of March 31, 2025.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, purchases of short-term investments, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized three separate $1.2 billion Class A common stock repurchase programs since February 2022. We completed the February 2022 and July 2023 authorizations during the three months ended March 31, 2024, and March 31, 2025, respectively. We continue to repurchase shares under the December 2024 authorization. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2025, we repurchased and subsequently retired 18.1 million of our Class A common stock for an aggregate amount of $504.1 million. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions and our stock price.
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

Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$153.8	$175.5
Net cash provided by investing activities	35.8	113.7
Net cash used in financing activities	(578.5)	(352.7)
Effect of exchange rate changes on cash and cash equivalents	3.3	(2.5)
Net decrease in cash and cash equivalents	$(385.6)	$(66.0)

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
For the three months ended March 31, 2025, net cash provided by operating activities was $153.8 million, which primarily consisted of our net income of $150.3 million, adjusted for stock-based compensation expense of $67.1 million, depreciation and amortization expenses of $38.1 million, and net cash outflow of $119.7 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2024 corporate bonus, the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, and payments for our 2024 reduction in workforce, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The decrease of $21.7 million in net cash provided by operating activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase of $34.9 million in cash outflows from changes in operating assets and liabilities driven, partially offset by an increase of $13.2 million in net income, as adjusted for stock-based compensation and depreciation and amortization expenses. The increase in cash outflows from operating assets and liabilities was primarily driven by the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and payments for our 2024 reduction in workforce during the three months ended March 31, 2025.

Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2025, net cash provided by investing activities was $35.8 million, which primarily related to $30.0 million in net investment activity inflows, driven by the maturities of short-term investments.
The decrease of $77.9 million in net cash provided by investing activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a decrease of $87.2 million in net investment activity inflows, offset by a decrease of $9.1 million in cash paid for capital expenditures.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), principal payments on finance lease obligations for our infrastructure equipment, principal payments on amounts drawn upon the term loan facility, and payments of debt issuance costs and loan commitment fees related to the term loan facility.
For the three months ended March 31, 2025, net cash used in financing activities was $578.5 million, which primarily consisted of $499.1 million for the repurchase of our common stock, $39.8 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, $33.8 million in principal payments on finance lease obligations, and $2.5 million for the principal payment against the term loan facility.
The increase of $225.8 million in net cash used in financing activities during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase of $219.7 million in repurchases of our common stock, an increase of $2.5 million in principal payment against the term loan facility, and an increase of $1.5 million in cash paid for the satisfaction of tax withholding obligations for the release of restricted stock units and awards.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $942.2 million and short-term investments of $237.8 million as of March 31, 2025. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of March 31, 2025, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Any borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin of 2.75%, or (b) an overnight or term SOFR rate (based on one, three or six month interest periods), plus a margin of 3.75%. As of March 31, 2025, we had $997.5 million outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three months ended March 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $2.2 million change in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the three months ended March 31, 2025, 26% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2025 and 2024. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2025 and 2024.
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

In addition, on December 16, 2022, Entangled Media, LLC (“Entangled Media”) filed a patent infringement suit against Dropbox in the Western District of Texas in Austin. The complaint alleges that Dropbox infringes 2 U.S. Patents: U.S Patent Nos. 8,296,338 and 8,484,260. On June 30, 2023, the case was transferred to the Northern District of California.

Dropbox believes it has meritorious defenses and plans to vigorously defend this matter. The Northern District of California has set the case for a jury trial in September 2025, and certain issues and defenses will be decided by the court outside of the jury trial. A final judgment in the district court may be appealed by either party to the Federal Circuit.

While we remain confident in the Company’s defenses to the asserted allegations in these cases, it is not possible to determine the ultimate outcome at this time, however, we do not believe any potential loss would be material to our financial position or results of operations.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2025, we served over 700 million registered users but only 18.16 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Our rate of growth has declined and we have experienced negative growth in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may experience negative growth in future periods.

The rate of growth of our business and revenue has declined in recent periods and we have experienced negative growth. If we are unable to execute on our new product initiatives and plans for growth in the future, we may be unable to reverse this trend. Our new product initiatives, including any AI-based initiatives, are intended to result in growth, but such initiatives require a period of investment and ultimately may not succeed on the timelines we expect or at all. Any additional revenue our new initiatives generate may be insufficient to offset the amounts we have invested or the declining rates of growth in other areas of our business.

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

In order to return to growth or reaccelerate our growth, we must effectively allocate our resources and if we invest in future growth, and fail to achieve our goals, our business will be harmed. Our ability to forecast our future results of operations and future growth is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always and we may not in the future receive the return we expect on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

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

Further, as we continue to evolve our business to meet the needs of our users, we may overestimate or underestimate our infrastructure capacity requirements, which could adversely affect our results of operations. The costs associated with leasing and maintaining our custom-built infrastructure in co-location facilities and third-party datacenters already constitute a significant portion of our capital and operating expenses. We continuously evaluate our short- and long-term infrastructure capacity requirements to ensure adequate capacity for new and existing users while minimizing unnecessary excess capacity costs. If we overestimate the demand for our platform and therefore secure excess infrastructure capacity, our operating margins could be reduced. If we underestimate our infrastructure capacity requirements, we may not be able to service the expanding needs of new and existing users, and our hosting facilities, network, or systems may fail. Additionally, our ability to accurately perform capacity planning is dependent on the reliability of the global supply chain for hardware, network, and platform infrastructure equipment. Due to the current macro environment and related price increases and competition for a limited supply of such equipment, our global supply chain for datacenter equipment has experienced challenges, and such challenges could adversely impact our infrastructure capacity. Our datacenter equipment is primarily manufactured by third-party manufacturers, some of which utilize certain components for which there are few qualified suppliers. The availability or price of such components may also be impacted by tariffs and global trade policy, including retaliatory actions, affecting such components. Prolonged disruptions at these suppliers could lead to a disruption in our ability to manufacture datacenter equipment on time to meet demand. Furthermore, our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us resulting in inadequate datacenter capacity. Furthermore, our efforts to mitigate such disruptions and compete for such equipment may impact the timing and magnitude of our infrastructure spending, resulting in unexpected increases in shorter-term or longer-term costs than originally projected.

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

Our business may be affected by general economic, political, and market conditions, including any resulting negative impact on spending by our business and consumer users. Some of our users may view a paid subscription to our platform as a discretionary purchase, and our paying users have in the past and may in the future reduce their spending on our platform during an economic downturn, especially in the event of a prolonged recessionary period. Concerns about inflation, fluctuating or uncertain interest rates, unemployment trends, increased tariffs, retaliatory actions, international trade regulations, geopolitical issues, including wars and other armed conflicts, global health epidemics and other highly communicable diseases, bank insolvencies and related uncertainty and volatility in the financial services industry, or a widespread economic slowdown or recession (in the United States or internationally) have led to, and could continue to lead to, increased market volatility and economic uncertainty, which could cause current and prospective paying users to delay, decrease, or cancel purchases of our products and services, or delay or default on their payment obligations. In response to economic uncertainty, we have been more disciplined in our hiring and operating expenses, either of which could negatively impact our ability to grow and invest in our business. As a result, our business, results of operations, and financial condition may be significantly affected by changes in the economy generally.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time-to-time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Bart Volkmer stepped down as our Chief Legal Officer in March 2025, and we announced on April 11, 2025 that Eric Cox plans to resign as our Chief Customer Officer. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill. We review goodwill for impairment at least annually. If our acquisitions do not yield expected returns, we may be required to record impairment charges based on this assessment, which could adversely affect our results of operations.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2024, we had an aggregate of $1,088.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, in December 2024, we borrowed $1.0 billion of term loans under our term loan facility for general corporate purposes, including repurchases of our stock. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

Our operating results may be harmed if we are required to collect or pay sales, value-added, or other related taxes for our services or in jurisdictions where we have not historically done so.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that have gone or will go into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU has enacted or revised numerous regimes relating to cybersecurity. For example, it has revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in legal proceedings against Motion Offense (the “Motion Offense Litigation”) and Entangled Media (the “Entangled Media Litigation”), each of which have alleged that Dropbox infringes certain of their respective patents.

With respect to the Motion Offense Litigation, a jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 jury verdict. On September 27, 2024, Motion Offense filed a Motion for Judgment as a Matter of Law and a renewed Motion for a New Trial. As of December 31, 2024, briefing is complete and Dropbox has requested a hearing on the Motions. The final judgment may be appealed to the Federal Circuit.

With respect to the Entangled Media Litigation, the Northern District of California has set the case for a jury trial in September 2025. Any final judgment in the district court may be appealed by either party to the federal circuit.

It is not possible presently, with respect to either the Motion Offense Litigation or the Entangled Media Litigation to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. We are also facing litigation arising out of our recent reincorporation from Delaware to Nevada. Regardless of the merit of any such litigation, it may result in additional expenses and distraction for the Company. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

•the inclusion, exclusion, or deletion of our stock from any trading indices; and

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of March 31, 2025, our directors and executive officers, and their respective affiliates, held in the aggregate 78.5% of the voting power of our capital stock, with Mr. Houston holding approximately 78.5% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

Future transfers or sales by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers described in our articles of incorporation, including transfers effected for estate planning purposes where sole dispositive power and exclusive voting control with respect to the shares of Class B common stock is retained by the transferring holder and transfers between our co-founders. In addition, each outstanding share of Class B common stock held by a stockholder who is a natural person, or held by the permitted entities or permitted transferees of such stockholder (as described in our articles of incorporation), will convert automatically into one share of Class A common stock upon the death of such natural person. In the event of Mr. Houston’s death or permanent and total disability, shares of Class B common stock held by Mr. Houston, his permitted entities or permitted transferees will convert to Class A common stock, provided that the conversion will be deferred for nine months, or up to 18 months if approved by a majority of our independent directors, following his death or permanent and total disability. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.

In addition, because our Class C common stock carries no voting rights (except as otherwise required by law, subject to any limitations provided in our articles of incorporation), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we issued Class A common stock rather than Class C common stock in such transactions.

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

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of four years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•any transaction that would result in a change in control of our company requires the approval of a majority of our outstanding Class B common stock voting as a separate class;

•our multi-class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring or otherwise submitted for stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;

•when the outstanding shares of Class B common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the Voting Threshold Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms, and directors will only be able to be removed from office for cause;

•until the Class B common stock, as a class, converts to Class A common stock, any amendments to our articles of incorporation will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A common stock and Class B common stock; and following the conversion of our Class B common stock, as a class, to Class A common stock, certain amendments to our articles of incorporation will require the approval of two-thirds of our then outstanding voting power;

•our bylaws provide that approval of stockholders holding two-thirds of our outstanding voting power voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;

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

•only the chairman of our Board of Directors, our chief executive officer, a majority of our Board of Directors, or, until the Class B common stock, as a class, converts to Class A common stock, stockholders holding thirty percent of the combined voting power of our Class A and Class B common stock are authorized to call a special meeting of stockholders;

•certain litigation against us may be required to be brought in Nevada;

•our articles of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of Class A common stock; and

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Our bylaws designate the Eighth Judicial District Court of the State of Nevada, Clark County, Nevada as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws provide that, unless we expressly consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (3) any action arising pursuant to any provision of the Nevada Revised Statutes, or the articles of incorporation or the bylaws, or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Eighth Judicial District Court of the State of Nevada, Clark County, Nevada, in all cases subject to the court having jurisdiction over indispensable parties named as defendants.

Our bylaws also provide that unless we consent in writing to the selection of an alternative forum the federal district courts of the United States of America will be the sole and exclusive forum for resolving any claim asserting a cause of action arising under the Securities Act against any person in connection with any offering of our securities, including any auditor, underwriter, expert, control person, or other defendant.

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

We initially implemented a stock repurchase program in 2020. Most recently, in December 2024, we announced an authorization for repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. As of March 31, 2025, we have repurchased approximately $4.5 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our board of directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

We do not intend to pay dividends or other distributions for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our stock repurchase program, and we do not expect to declare or pay any dividends or other distributions in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our term loan facility contains restrictions on our ability to pay dividends.

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

We are subject to income and other taxes in the United States and various jurisdictions outside of the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits of stock-based compensation, changes in the valuation of deferred tax assets and liabilities and our ability to utilize them, the applicability of withholding taxes and effects from acquisitions.

We are subject to review and audit by U.S. federal, state, local, and foreign tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal, state, or international tax laws, including the implementation of digital services or other similar taxes or taxes imposed in retaliation for any tariffs in the United States, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2025.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	3.01	$30.54	3.01	$1,277.11
February 1 - 28	5.96(3)	$28.31	5.94	$1,108.90
March 1 - 31	9.12	$26.20	9.12	$870.01
Total	18.09	$27.62	18.07

(1) In February 2022, our Board of Directors authorized a $1.2 billion share repurchase program, which we completed during the three months ended March 31, 2024. In July 2023, the Board authorized an additional $1.2 billion program, completed during the three months ended March 31, 2025. In December 2024, the Board authorized a third $1.2 billion program, under which we continue to repurchase shares. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 11 "Stockholders' Deficit" for additional information.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 21,490 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On February 24, 2025, Karen Peacock, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 11,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 6, 2025, Donald Blair, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 100,637 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 16, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 12, 2025, Andrew Houston, our Chief Executive Officer and chair of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 8,266,666 shares of our Class A common stock and up to 1,550,000 shares of our Class B common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 14, 2025, Ashraf Alkarmi, our General Manager of Core Products, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 77,240 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 31, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
2.1	Plan of conversion	8-K	001-38434	2.1	March 10, 2025

3.1	Articles of Incorporation of Dropbox, Inc.	8-K	001-38434	3.1	March 10, 2025

3.2	Bylaws of Dropbox, Inc.	8-K	001-38434	3.2	March 10, 2025

4.1	Supplemental Indenture dated March 3, 2025 between the Company and U.S. Bank Trust Company, National Association (2026 Notes)	8-K	001-38434	4.1	March 10, 2025

4.2	Supplemental Indenture dated March 3, 2025 between the Company and U.S. Bank Trust Company, National Association (2028 Notes)	8-K	001-38434	4.2	March 10, 2025

10.1+*	Offer Letter between the Registrant and Ashraf Alkarmi.

10.2+*	Offer Letter between the Registrant and Ali Dasdan.

10.3+*	Offer Letter between the Registrant and William Yoon.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 9, 2025	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2025	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)