Form 10-Q
period 2025-06-30
DROPBOX, INC.
filed 2025-08-08
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or
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

As of August 4, 2025, there were 193,414,444 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 67,279 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 76,446,642 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$736.3	$1,328.3
Short-term investments	218.4	265.9
Trade and other receivables, net	75.8	70.4
Prepaid expenses and other current assets	83.0	73.8
Total current assets	1,113.5	1,738.4
Property and equipment, net	362.2	358.8
Operating lease right-of-use asset	223.1	158.9
Intangible assets, net	42.5	54.9
Goodwill	452.3	442.8
Deferred tax assets	465.4	466.7
Other assets	120.4	104.7
Total assets	$2,779.4	$3,325.2
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$38.2	$36.5
Accrued and other current liabilities	134.0	143.2
Accrued compensation and benefits	65.5	105.2
Operating lease liability	44.2	64.9
Finance lease obligation	126.4	123.3
Convertible senior notes, net, current	694.3	—
Term loan, net, current	10.0	10.0
Deferred revenue	742.6	727.7
Total current liabilities	1,855.2	1,210.8
Operating lease liability, non-current	318.3	250.4
Finance lease obligation, non-current	200.3	203.5
Convertible senior notes, net, non-current	689.1	1,381.6
Term loan, net, non-current	960.6	962.9
Other non-current liabilities	61.4	68.4
Total liabilities	4,084.9	4,077.6
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	2,181.0	2,404.2
Accumulated deficit	(3,487.6)	(3,146.5)
Accumulated other comprehensive income (loss)	1.1	(10.1)
Total stockholders' deficit	(1,305.5)	(752.4)
Total liabilities and stockholders' deficit	$2,779.4	$3,325.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$625.7	$634.5	$1,250.4	$1,265.8
Cost of revenue(1)(2)	123.7	107.0	240.4	212.8
Gross profit	502.0	527.5	1,010.0	1,053.0
Operating expenses:
Research and development(1)(2)	184.4	227.1	362.8	446.2
Sales and marketing(1)(2)	87.8	112.5	179.8	221.3
General and administrative(1)(2)	58.8	60.9	112.6	115.0
Net loss on real estate assets(3)	2.6	—	2.6	—
Total operating expenses	333.6	400.5	657.8	782.5
Income from operations	168.4	127.0	352.2	270.5
Interest (expense) income, net	(18.6)	4.7	(33.2)	12.0
Other (expense) income, net	(2.0)	1.9	(1.7)	2.2
Income before income taxes	147.8	133.6	317.3	284.7
Provision for income taxes	(22.2)	(23.1)	(41.4)	(41.9)
Net income	$125.6	$110.5	$275.9	$242.8
Net income per share-basic and diluted:
Basic net income per share	$0.46	$0.34	$0.98	$0.74
Diluted net income per share	$0.45	$0.34	$0.96	$0.73
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	272.4	322.4	281.3	328.6
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	276.7	323.7	286.1	332.4

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$5.6	$6.0	$10.5	$11.2
Research and development	53.8	64.2	100.5	119.6
Sales and marketing	5.7	6.2	10.7	11.3
General and administrative	12.6	14.1	23.1	26.4
Total stock-based compensation	$77.7	$90.5	$144.8	$168.5

(2) Includes expenses related to the Company's 2024 reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$125.6	$110.5	$275.9	$242.8
Other comprehensive income (loss):
Change in foreign currency translation adjustments	6.5	(1.0)	7.5	(2.1)
Change in net unrealized gains and losses on short-term investments	1.6	2.8	3.7	5.0
Total other comprehensive income	$8.1	$1.8	$11.2	$2.9
Comprehensive income	$133.7	$112.3	$287.1	$245.7

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30, 2025						Three Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	279.4	$—	$2,267.0	$(3,335.7)	$(7.0)	$(1,075.7)	327.7	$—	$2,554.8	$(2,811.6)	$(20.4)	$(277.2)
Release of restricted stock units and awards	3.5	—	—	—	—	—	3.7	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.3)	—	(13.7)	(24.6)	—	(38.3)	(1.4)	—	(14.2)	(20.5)	—	(34.7)
Repurchases of common stock	(14.2)	—	(150.1)	(252.9)	—	(403.0)	(11.3)	—	(111.2)	(151.0)	—	(262.2)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	—	—	—	—	—	—
Stock-based compensation	—	—	77.7	—	—	77.7	—	—	90.5	—	—	90.5
Other comprehensive income	—	—	—	—	8.1	8.1	—	—	—	—	1.8	1.8
Net income	—	—	—	125.6	—	125.6	—	—	—	110.5	—	110.5
Balances at end of period	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)

	Six Months Ended June 30, 2025						Six Months Ended June 30, 2024
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)
Release of restricted stock units and awards	6.2	—	—	—	—	—	7.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(2.5)	—	(26.6)	(51.5)	—	(78.1)	(2.7)	—	(26.7)	(49.3)	—	(76.0)
Repurchases of common stock	(32.2)	—	(341.5)	(565.5)	—	(907.0)	(22.4)	—	(220.0)	(323.8)	—	(543.8)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	144.8	—	—	144.8	—	—	168.5	—	—	168.5
Other comprehensive income	—	—	—	—	11.2	11.2	—	—	—	—	2.9	2.9
Net income	—	—	—	275.9	—	275.9	—	—	—	242.8	—	242.8
Balances at end of period	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities
Net income	$275.9	$242.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77.1	63.8
Stock-based compensation	144.8	168.5
Net loss (gain) on real estate assets	2.6	—
Amortization of debt issuance costs	4.7	2.1
Net loss on equity investments	0.5	—
Amortization of deferred commissions	14.0	14.9
Non-cash operating lease expense	17.3	18.1
Deferred taxes	2.0	0.5
Other	(5.9)	0.1
Changes in operating assets and liabilities:
Trade and other receivables, net	(3.6)	1.1
Prepaid expenses and other current assets	(21.3)	(21.7)
Other assets	4.4	2.0
Accounts payable	(3.1)	(1.8)
Accrued and other current liabilities	(20.0)	(18.0)
Accrued compensation and benefits	(40.2)	(42.0)
Deferred revenue	15.6	16.6
Other non-current liabilities	3.1	2.4
Operating lease liabilities	(17.6)	(28.4)
Cash paid for lease termination	(36.0)	(14.9)
Net cash provided by operating activities	414.3	406.1
Cash flow from investing activities
Capital expenditures	(2.1)	(15.1)
Purchase of intangible assets	(0.4)	—
Business combinations, net of cash acquired	(8.4)	(21.1)
Purchases of short-term investments	—	(62.3)
Proceeds from sales of short-term investments	—	58.6
Proceeds from maturities of short-term investments	51.0	206.5
Other	8.1	10.3
Net cash provided by investing activities	48.2	176.9
Cash flow from financing activities
Payments of debt issuance costs and loan commitment fees	(5.9)	—
Principal payments against term loan facility	(5.0)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(78.1)	(76.0)
Proceeds from issuance of common stock, net of taxes withheld	0.1	0.1
Principal payments on finance lease obligations	(68.3)	(63.9)
Common stock repurchases	(909.1)	(539.6)
Net cash used in financing activities	(1,066.3)	(679.4)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12.5	(3.4)
Change in cash, cash equivalents, and restricted cash	(591.3)	(99.8)
Cash, cash equivalents, and restricted cash - beginning of period	1,360.5	614.9
Cash, cash equivalents, and restricted cash - end of period	$769.2	$515.1

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	736.3	515.1
Restricted cash, current, included in prepaid expenses and other current assets	2.8	—
Restricted cash, non-current, included in other assets	30.1	—
Total cash, cash equivalents, and restricted cash	$769.2	$515.1
Supplemental cash flow data:
Property and equipment acquired under finance leases	$68.1	$61.9

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company recognized $347.3 million and $556.0 million of revenue during the three and six months ended June 30, 2025 and $348.4 million and $555.5 million during three and six months ended June 30, 2024, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2025, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $816.8 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company grants restricted stock units (“RSUs”) to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). RSUs are subject to a service-based vesting condition over a four-year period, with vesting occurring quarterly, and have been the Company’s primary form of stock-based compensation for employees, with the exception of certain awards granted to the Company’s co-founder and certain executives. Compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, with forfeitures accounted for in the period in which they occur.
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

Reduction in Workforce
In October 2024, the Company announced a global workforce reduction of approximately 20% to streamline its team structure and better align with long-term growth and profitability objectives. The Company estimates that it will make total related cash expenditures of approximately $65 million, which included the pro rata fiscal year 2024 annual employee bonus through October 30, 2024. As of June 30, 2025, the Company has paid $64.5 million in associated cash expenditures, the majority of which were paid in the fourth quarter of 2024 and $12.5 million paid during the six months ended June 30, 2025, including $2.3 million paid during the three months ended June 30, 2025. The Company expects to recognize approximately $51 million in incremental expenses, primarily consisting of severance, employee benefits, and related costs. As of June 30, 2025, $50.7 million of these expenses have been recognized, with the majority recognized in the fourth quarter of 2024 and $1.2 million and $3.5 million recognized during the three and six months ended June 30, 2025, respectively.

These severance and related charges are included within the Company's consolidated statement of operations as follows:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Cost of revenue	$0.1	$0.4
Research and development	0.6	1.9
Sales and marketing	0.3	0.6
General and administrative	0.2	0.6
Total Charges	$1.2	$3.5

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the six months ended June 30, 2025, changes in liabilities resulting from the severance charges and related costs were as follows:

Severance and Related Costs
Balance as of December 31, 2024	$7.3
Charges	3..5
Cash payments(1)	(10.6)
Balance as of June 30, 2025	$0.2
(1) For the six months ended June 30, 2025, total cash payments were $12.5 million when including the pro rata amount of the fiscal year 2024 annual employee bonus.

Cash, cash equivalents, and restricted cash
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $32.9 million and $32.2 million as of June 30, 2025 and December 31, 2024, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive loss in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other expense (income), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 46% of total trade and other receivables, net as of June 30, 2025. Two distribution

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
partners accounted for 11% and 48% of total trade and other receivables, net as of December 31, 2024. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $3.6 million and $8.6 million during the three and six months ended June 30, 2025 and $7.9 million and $15.5 million during the three and six months ended June 30, 2024, respectively.

Deferred commissions, net included in prepaid and other current assets were $18.1 million and $21.3 million as of June 30, 2025 and December 31, 2024, respectively. Deferred commissions, net included in other assets were $19.7 million and $21.9 million as of June 30, 2025 and December 31, 2024, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $6.8 million and $14.0 million for the three and six months ended June 30, 2025 and $7.4 million and $14.9 million during the three and six months ended June 30, 2024, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of $2.6 million during the three and six months ended June 30, 2025 and did not recognize impairment charges during the three and six months ended June 30, 2024. See Note 8 "Leases" for additional information.

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

The Company did not record any material impairment charges related to goodwill or intangible assets for the periods presented in these condensed consolidated financial statements.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2025 and December 31, 2024 consisted of the following:

	As of June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$110.6	$—	$—	$110.6
Cash equivalents
Money market funds	625.7	—	—	625.7
Total cash & cash equivalents	$736.3	$—	$—	$736.3
Short-term investments
Corporate notes and obligations	101.4	0.1	(1.6)	99.9
U.S. Treasury securities	85.0	0.1	(1.3)	83.8
Municipal securities	21.1	—	(0.3)	20.8
Asset backed securities	8.6	—	(0.2)	8.4
U.S. agency obligations	3.8	—	(0.1)	3.7
Supranational securities	1.8	—	—	1.8
Total short-term investments	221.7	0.2	(3.5)	218.4
Total	$958.0	$0.2	$(3.5)	$954.7

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.3	$—	$—	$98.3
Cash equivalents
Money market funds	1,230.0	—	—	1,230.0
Total cash & cash equivalents	$1,328.3	$—	$—	$1,328.3
Short-term investments
Corporate notes and obligations	133.1	0.2	(3.3)	130.0
U.S. Treasury securities	85.0	—	(2.6)	82.4
Municipal securities	30.0	—	(0.7)	29.3
Asset backed securities	19.2	—	(0.3)	18.9
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	272.9	0.2	(7.2)	265.9
Total	$1,601.2	$0.2	$(7.2)	$1,594.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $15.0 million and $9.9 million as of June 30, 2025 and December 31, 2024, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2025 and December 31, 2024.

The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2025:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of June 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$143.6	$141.6
Due between one to three years	71.5	70.3
Due after three years	6.6	6.5
Total	$221.7	$218.4

The Company had 123 short-term investments in unrealized loss positions as of June 30, 2025. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive loss for the three and six months ended June 30, 2025 or three and six months ended June 30, 2024.

As of June 30, 2025, the Company’s short-term investments portfolio consisted of six security types, five of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $3.5 million as of June 30, 2025. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$75.9	$(1.6)	$77.8	$(1.6)
U.S. Treasury securities	—	—	67.0	(1.3)	67.0	(1.3)
Municipal securities	6.1	(0.1)	14.6	(0.2)	20.7	(0.3)
Asset backed securities	—	—	6.2	(0.2)	6.2	(0.2)
U.S. agency obligations	—	—	3.7	(0.1)	3.7	(0.1)
Total	$8.0	$(0.1)	$167.4	$(3.4)	$175.4	$(3.5)

	As of December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$103.8	$(3.3)	$105.7	$(3.3)
U.S. Treasury securities	9.0	(0.1)	65.7	(2.5)	74.7	(2.6)
Municipal securities	6.0	(0.1)	23.1	(0.6)	29.1	(0.7)
Asset backed securities	—	—	16.0	(0.3)	16.0	(0.3)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$16.9	$(0.2)	$213.9	$(7.0)	$230.8	$(7.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $8.7 million and $21.4 million during the three and six months ended June 30, 2025, and $9.5 million and $21.5 million during the three and six months ended June 30, 2024, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$625.7	$—	$—	$625.7
Total cash equivalents	$625.7	$—	$—	$625.7
Short-term investments
Corporate notes and obligations	—	99.9	—	99.9
U.S. Treasury securities	—	83.8	—	83.8
Municipal securities	—	20.8	—	20.8
Asset backed securities	—	8.4	—	8.4
U.S. agency obligations	—	3.7	—	3.7
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	218.4	—	218.4
Total	$625.7	$218.4	$—	$844.1

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,230.0	$—	$—	$1,230.0
Total cash equivalents	$1,230.0	$—	$—	$1,230.0
Short-term investments
Corporate notes and obligations	—	130.0	—	130.0
U.S. Treasury securities	—	82.4	—	82.4
Municipal securities	—	29.3	—	29.3
Asset backed securities	—	18.9	—	18.9
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	265.9	—	265.9
Total	$1,230.0	$265.9	$—	$1,495.9

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and together with the 2026 Notes, the "Notes"), outstanding as of June 30, 2025. See Note 7 "Debt" for additional information.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of June 30, 2025 was approximately $681.9 million and $699.2 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

The Company had $995.0 million of term loans outstanding with a carrying value of $970.6 million as of June 30, 2025. See Note 7 "Debt" for additional information. As of June 30, 2025, the fair value of the term loan approximated its carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Datacenter and other computer equipment	$852.3	$830.2
Furniture and fixtures	9.3	10.7
Leasehold improvements	98.6	101.9
Construction in progress	6.7	0.2
Total property and equipment	966.9	943.0
Accumulated depreciation	(604.7)	(584.2)
Property and equipment, net	$362.2	$358.8

The Company leases certain infrastructure and computer equipment from various third parties, through equipment finance leases. Infrastructure assets as of June 30, 2025 and December 31, 2024 included a total of $501.4 million and $501.1 million, respectively, of assets acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $217.4 million and $223.3 million as of June 30, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $32.6 million and $64.3 million for the three and six months ended June 30, 2025, respectively and $25.9 million and $50.7 million for the three and six months ended June 30, 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets
Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years) As of June 30,
	2025	2024	2025
Developed technology	$93.6	$93.7	2.6
Customer relationships	48.5	48.5	1.7
Patents	16.6	16.6	2.1
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.4
Licenses	0.5	0.5	3.5
Assembled workforce in asset acquisitions	3.8	3.4	3.1
Other	1.3	1.2	0.3
Total intangibles	179.0	178.6
Accumulated amortization	(136.5)	(123.7)
Intangible assets, net	$42.5	$54.9
Amortization expense was $6.3 million and $12.8 million for the three and six months ended June 30, 2025 and $6.4 million and $13.1 million for the three and six months ended June 30, 2024, respectively.

Expected future amortization expense for intangible assets as of June 30, 2025 is as follows:

Intangible assets
Remainder of 2025	$12.8
2026	15.9
2027	7.3
2028	4.2
2029	1.8
Thereafter	0.5
Total	$42.5

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2024	$442.8
Acquisition	7.0
Effect of foreign currency translation	2.5
Balance at June 30, 2025	$452.3

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended June 30, 2025 and December 31, 2024.

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

The delayed draw term loan commitments of $1.0 billion may be borrowed, subject to the satisfaction of certain conditions, from the closing date of the Credit Agreement through December 11, 2026, provided that the delayed draw term loan commitments shall be reduced to $500.0 million as of December 11, 2025, if the undrawn delayed draw term loan commitments exceed $500.0 million at that date. The delayed draw term loan commitments can be drawn in increments of $5.0 million or greater and up to ten draws can be made. The initial term loans and the delayed draw term loans (if and when funded) shall have the same terms and shall be treated as a single fungible class of term loans for all purposes under the Credit Agreement, except that interest on any delayed draw term loan shall commence from the applicable date of draw. As of June 30, 2025, no amounts were outstanding on the delayed draw term loan commitments and no letters of credit were issued under the letter of credit facility.

Pursuant to the terms of the Credit Agreement, the Company is required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments. The 1.00% fee will be capitalized each reporting period, as the draw is probable as of the issuance date, and reclassified against the carrying value of the debt upon draw and amortized over the debt term on an effective interest method basis from the time of draw. As of June 30, 2025, the deferred issuance asset related to the commitment fee was $5.6 million.

The term loans have a maturity date of December 11, 2029. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. In addition, the term loans are subject to mandatory prepayments upon the occurrence of certain events as defined in the Credit Agreement, including excess cash flows generated by the Company's operating activities, the proceeds of certain asset sales and the incurrence of certain indebtedness. The Company believes the occurrence of any such events is remote as of June 30, 2025. The Company is permitted to prepay the term loans at any time in whole or in part, subject to a prepayment premium equal to 2.00% of the aggregate principal amount prepaid on or prior to the first anniversary of the closing date and 1.00% of the aggregate principal amount prepaid after the first anniversary of the closing date but on or prior to the second anniversary of the closing date. Term loans repaid or prepaid may not be reborrowed.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following is a summary of the term loan facility as of June 30, 2025 and December 31, 2024.

Term Loan
June 30, 2025
Principal balance	$995.0
Unamortized issuance costs	(24.4)
Carrying value, net	$970.6

December 31, 2024
Principal balance	$1,000.0
Unamortized issuance costs	(27.1)
Carrying value, net	$972.9

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

Interest expense associated with the term loans for the three and six months ended June 30, 2025 was $21.8 million and $43.3 million, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loans and amortization of issuance costs.

The Credit Agreement permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the Credit Agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of June 30, 2025.

Maturities on the Company's term loan debt are as follows:

Term Loan
Remainder of 2025	$5.0
2026	10.0
2027	10.0
2028	10.0
2029	960.0
Thereafter	—
Total	$995.0

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through June 30, 2025. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of June 30, 2025.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of June 30, 2025. In addition, during the three and six months ended June 30, 2025 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of June 30, 2025 and December 31, 2024.

	2026 Notes	2028 Notes	Total
June 30, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(1.5)	(4.2)	(5.7)
Carrying value, net	$694.3	$689.1	$1,383.4

December 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.6)	(4.9)	(7.5)
Carrying value, net	$693.2	$688.4	$1,381.6

During the three months ended June 30, 2025 and 2024, the Company recognized $0.5 million and $0.6 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the six months ended June 30, 2025 and 2024, the Company recognized $1.1 million and $1.1 million in interest expense for the 2026 Notes and $0.7 million and $0.8 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of June 30, 2025.

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

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of June 30, 2025, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of June 30, 2025, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 8 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
$2.5 million and $5.5 million during the three and six months ended June 30, 2025, and $3.5 million and $7.0 million during the three and six months ended June 30, 2024, respectively.

Future minimum lease payments under non-cancellable leases as of June 30, 2025 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2025	$31.9	$74.1
2026	58.5	130.4
2027	58.8	92.7
2028	57.6	50.5
2029	57.2	5.8
2030	54.1	—
Thereafter	118.3	—
Total future minimum lease payments	$436.4	$353.5
Less imputed interest	(73.9)	(26.8)
Total liability	$362.5	$326.7
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of June 30, 2025 were as follows:

Operating leases
Remainder of 2025	$6.1
2026	10.8
2027	9.1
2028	8.8
2029	6.1
2030	5.5
Thereafter	8.6
Total future sublease rent payments, net	$55.0

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which is secured by cash collateral. As of June 30, 2025, the Company's remaining minimum obligation under the lease for its headquarters was $146.3 million.

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

The Company recorded total impairment charges of $2.6 million during the three and six months ended June 30, 2025 and did not recognize any impairment charges during the three and six months ended June 30, 2024 .

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
As of June 30, 2025, the Company had $44.3 million in commitments for leases that have not yet commenced, and therefore are not included in the right-of-use asset or lease liability. These leases will commence in 2025, with lease terms of 6 to 7 years.

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2025	December 31, 2024
Non-income taxes payable	$55.8	$59.2
Accrued legal and other external fees	19.0	26.1
Acquisition indemnification holdbacks	8.5	4.0
Other accrued and current liabilities	50.7	53.9
Total accrued and other current liabilities	$134.0	$143.2

Note 11.Stockholders’ Deficit

Common stock
The Company’s articles of incorporation authorizes the issuance of Class A common stock, Class B common stock, and Class C common stock. Holders of Class A common stock, Class B common stock, and Class C common stock are entitled to dividends on a pro rata basis, when, as, and if declared by the Company’s Board of Directors, subject to the rights of the holders of the Company’s preferred stock. Holders of Class A common stock are entitled to one vote per share, holders of Class B common stock are entitled to 10 votes per share, and holders of Class C common stock are entitled to zero votes per share.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
As of June 30, 2025, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.3 million and 0.9 million shares during the three and six months ended June 30, 2025, respectively. Holders of Class B common stock voluntarily converted 0.3 million and 1.0 million shares during the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, 190.8 million shares of Class A common stock, 76.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2024, 218.4 million shares of Class A common stock, 77.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2025 and December 31, 2024 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of June 30, 2025 and December 31, 2024, respectively. See "Co-Founder Grant" section below for additional information.

Preferred stock

The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized a $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion share repurchase program, under which the Company continues to repurchase shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 14.2 million and 32.2 million shares of its Class A common stock, for aggregate amounts of $403.0 million and $907.0 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased and subsequently retired 11.3 million and 22.4 million shares of its Class A common stock, for aggregate amounts of $262.2 million and $543.8 million, respectively. During the three and six months ended June 30, 2025 and 2024, the 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases. Additionally, repurchases during the three and six months ended June 30, 2025 included repurchase execution costs incurred in connection with the Company’s share repurchase program.

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
As of June 30, 2025, there were 27.8 million stock-based awards issued and outstanding and 131.8 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the six months ended June 30, 2025:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2024	122.8	0.1	$6.13	3.9	$0.6	25.7	$23.79
Additional shares authorized	14.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	6.62	—	—	(6.2)	24.21
Options and restricted stock units and awards canceled	3.4	—	—	—	—	(3.4)	23.96
Shares withheld related to net share settlement of restricted stock units and awards	2.5	—	—	—	—	—	—
Options and restricted stock units and awards granted	(11.7)	—	—	—	—	11.7	27.23
Balance as of June 30, 2025	131.8	—	$—	0.0	$—	27.8	$25.13
Vested at June 30, 2025		—	$—	0.0	$—	—	$—
Unvested at June 30, 2025		—	$—	0.0	$—	27.8	$25.13

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$—	$0.2	$—	$0.4

As of June 30, 2025, unamortized stock-based compensation related to unvested stock options, restricted stock awards, and RSUs was $682.8 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of June 30, 2025.

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

The Company recognized no stock-based compensation expense related to the Co-Founder Grant during the three and six months ended June 30, 2025, and $0.7 million and $1.8 million during the three and six months ended June 30, 2024. The stock-based compensation expense related to the Co-Founder Grant was fully recognized by the fourth quarter of 2024.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$90.2	$35.4	$83.1	$27.4
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	195.5	76.9	242.5	79.9
Net income per common share, basic	$0.46	$0.46	$0.34	$0.34
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$90.2	$35.4	$83.1	$27.4
Reallocation of net income as a result of conversion of Class B to Class A common stock	35.4	—	27.4	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$125.6	$34.9	$110.5	$27.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	195.5	76.9	242.5	79.9
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.3	—	1.3	—
Conversion of Class B to Class A common stock	76.9	—	79.9	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	276.7	76.9	323.7	79.9
Net income per common share, diluted	$0.45	$0.45	$0.34	$0.34

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$200.5	$75.4	$183.5	$59.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	204.4	76.9	248.4	80.2
Net income per common share, basic	$0.98	$0.98	$0.74	$0.74
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$200.5	$75.4	$183.5	$59.3
Reallocation of net income as a result of conversion of Class B to Class A common stock	75.4	—	59.3	—
Reallocation of net income to Class B common stock	—	(1.3)	—	(0.7)
Net income attributable to common stockholders for diluted EPS	$275.9	$74.1	$242.8	$58.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	204.4	76.9	248.4	80.2
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.8	—	3.8	—
Conversion of Class B to Class A common stock	76.9	—	80.2	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	286.1	76.9	332.4	80.2
Net income per common share, diluted	$0.96	$0.96	$0.73	$0.73

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Restricted stock units and awards	2.0	18.9	1.7	4.6
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	85.9	102.8	85.6	88.5

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $22.2 million and $41.4 million for the three and six months ended June 30, 2025, respectively, and $23.1 million and $41.9 million for the three and six months ended June 30, 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

For the three and six months ended June 30, 2025, and June 30, 2024, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2025, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $9.4 million during the six months ended June 30, 2025. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $7.5 million, if recognized, would affect the Company's effective tax rate and $1.9 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

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

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the condensed consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expense, which are disclosed in Note 4 "Property and Equipment, Net" and Note 5 "Intangible Assets", respectively. Other segment items consist of interest (expense) income, net, other (expense) income, net, and provision for income taxes, as presented in the condensed consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	June 30, 2025	December 31, 2024
United States	$353.6	$353.1
International (1)	8.6	5.7
Total property and equipment, net	$362.2	$358.8

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2025 and December 31, 2024.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$354.1	$361.7	$710.5	$720.0
International (1)	271.6	272.8	539.9	545.8
Total revenue	$625.7	$634.5	$1,250.4	$1,265.8

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2025 and 2024, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.13 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Our subscriptions include individual licenses through our Plus, Professional or Essentials plans, or multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We also offer Dash for Business, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plan, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

Our premium subscription plans, such as Professional and Advanced, provide more functionality than our other subscription plans and have higher per user prices. Our Standard, Advanced, Business and Business Plus subscription plans offer robust capabilities for businesses, and the vast majority of Dropbox Business teams purchase our Standard or Advanced subscription plans. While our Enterprise subscription plan offers more opportunities for customization, companies can subscribe to any of these team plans for their business needs.

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

During the three and six months ended June 30, 2025, our overall performance remained in line with expectations, with business trends reflecting the continued impact of macroeconomic conditions. We saw meaningful improvements in customer retention and engagement across both Individual and Teams plans. While Teams performance improved, it continues to be affected by cautious customer spend amid broader macroeconomic uncertainty. DocSend delivered strong year-over-year growth, while both Sign and FormSwift performed in line with expectations amid a competitive and cost-conscious environment.

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

Reduction in Workforce

In October 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. During the three and six months ended June 30, 2025, we incurred $1.2 million and $3.5 million, respectively, of expenses related to severance, benefits, and other related items. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. In the near term, ARR has experienced and may continue to experience a slight decline, reflecting our strategic decision to significantly reduce investments in FormSwift at the beginning of 2025.

Total ARR decreased for the period ended June 30, 2025, compared to the periods ended December 31, 2024 and June 30, 2024, primarily driven by our strategic decision to significantly reduce our investment in FormSwift at the beginning of 2025 and a challenging operating environment across our Teams plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2025.

	As of
	June 30, 2025	December 31, 2024	June 30, 2024
	(In millions)
Total ARR	$2,542	$2,574	$2,573

	As of
Constant Currency	June 30, 2025	December 31, 2024	June 30, 2024
	(In millions)
Total ARR	$2,542	$2,571	$2,570

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

The number of paying users as of June 30, 2025 declined as compared to December 31, 2024 and June 30, 2024, largely from a decrease in paying users due to our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025 and a challenging operating environment across our Teams plans. We expect that the total number of paying users will continue to fluctuate from period to period and may continue to decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of June 30, 2025, December 31, 2024, and June 30, 2024.

	As of
	June 30, 2025	December 31, 2024	June 30, 2024
	(In millions)
Paying users	18.13	18.22	18.22

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

The average revenue per paying user for the three and six months ended June 30, 2025 declined as compared to the three and six months ended June 30, 2024, as a result of our strategic decision to significantly reduce our investment in FormSwift, an increased mix of sales towards our lower priced plans, and the unfavorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar.

The below table sets forth our ARPU for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
ARPU	$138.32	$139.93	$138.74	$139.71

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

Our FCF increased for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in cash provided by operating activities, in addition to a decrease in capital expenditures. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for stock-based compensation and depreciation and amortization expenses, partially offset by an increase in cash outflows from changes in operating assets and liabilities. The increase in cash outflows from operating assets and liabilities was primarily driven by the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and payments for our 2024 reduction in workforce.

We expect our FCF to generally increase in the near term as we drive operating efficiencies, partly due to our 2024 reduction in workforce. We expect to continue purchasing infrastructure equipment to support our user base and anticipate that our capital expenditures will increase the latter half of 2025. However, we expect overall spend in the future periods to remain consistent with prior years as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$414.3	$406.1
Capital expenditures	(2.1)	(15.1)
Free cash flow	$412.2	$391.0

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as a result of our 2024 reduction in workforce, partially offset by continued hiring for our engineering, product, and design teams in roles critical to our future growth initiatives. The trend and timing of research and development expenses will depend in part on the timing for these new hires.

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

Net loss on real estate assets
Net loss on real estate assets consists of impairment charges in 2025. See Note 8, "Leases" for additional information.

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

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2025 and 2024, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the jurisdictional mix of earnings, tax credits, state income taxes, and changes to our unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we are still assessing the legislation and its effect on our consolidated financial statements, we anticipate the included provisions that reinstate immediate expensing of research expenditures will reduce our domestic cash tax outflows in 2025. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the six months ended June 30, 2025.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenue	$625.7	$634.5	$1,250.4	$1,265.8
Cost of revenue(1)(2)	123.7	107.0	240.4	212.8
Gross profit	502.0	527.5	1,010.0	1,053.0
Operating expenses:
Research and development(1)(2)	184.4	227.1	362.8	446.2
Sales and marketing(1)(2)	87.8	112.5	179.8	221.3
General and administrative(1)(2)	58.8	60.9	112.6	115.0
Net loss on real estate assets(3)	2.6	—	2.6	—
Total operating expenses	333.6	400.5	657.8	782.5
Income from operations	168.4	127.0	352.2	270.5
Interest (expense) income, net	(18.6)	4.7	(33.2)	12.0
Other (expense) income, net	(2.0)	1.9	(1.7)	2.2
Income before income taxes	147.8	133.6	317.3	284.7
Provision for income taxes	(22.2)	(23.1)	(41.4)	(41.9)
Net income	$125.6	$110.5	$275.9	$242.8

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Cost of revenue	$5.6	$6.0	$10.5	$11.2
Research and development	53.8	64.2	100.5	119.6
Sales and marketing	5.7	6.2	10.7	11.3
General and administrative	12.6	14.1	23.1	26.4
Total stock-based compensation	$77.7	$90.5	$144.8	$168.5

(2) Includes expenses related to our 2024 reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	20	17	19	17
Gross profit	80	83	81	83
Operating expenses:
Research and development(1)(2)	29	36	29	35
Sales and marketing(1)(2)	14	18	14	17
General and administrative(1)(2)	9	10	9	9
Net loss on real estate assets(3)	—	—	—	—
Total operating expenses	53	63	53	62
Income from operations	27	20	28	21
Interest (expense) income, net	(3)	1	(3)	1
Other (expense) income, net	—	—	—	—
Income before income taxes	24	21	25	22
Provision for from income taxes	(4)	(4)	(3)	(3)
Net income	20%	17%	22%	19%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development	9	10	8	9
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	12%	14%	12%	13%

(2) Includes expenses related to our 2024 reduction in workforce such as severance, benefits and other related items during the three and six months ended June 30, 2025. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

*Percentages may not foot due to rounding.

Comparison of the three months ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$625.7	$634.5	$(8.8)	(1.4)%

Revenue decreased $8.8 million or 1.4% during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 primarily due to our strategic decision to significantly reduce our investment in FormSwift as well as weakness in Teams plans as a result of churn and fewer customers upgrading, which together contributed to a decrease of $8.1 million in revenue. In addition, revenue was negatively impacted by $0.7 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$123.7	$107.0	$16.7	15.6%
Gross profit	502.0	527.5	(25.5)	(4.8)%
Gross margin	80%	83%

Cost of revenue increased $16.7 million or 15.6% during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This increase was primarily driven by a $12.4 million increase in infrastructure costs as we continue to add equipment in support of our datacenter refresh cycle.

Our gross margin decreased during the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a 15.6% increase in our cost of revenue, along with a 1.4% decrease in revenue during the period, as described above.

Research and development

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$184.4	$227.1	$(42.7)	(18.8)%

Research and development expenses decreased $42.7 million or 18.8% during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to decreases of $32.6 million in employee-related costs driven by a decrease in headcount and $9.1 million in allocated overhead.

Sales and marketing

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$87.8	$112.5	$(24.7)	(22.0)%

Sales and marketing expenses decreased $24.7 million or 22.0% during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a decrease of $18.3 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as a $5.4 million decrease in employee-related costs driven by a decrease in headcount.

General and administrative

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$58.8	$60.9	$(2.1)	(3.4)%

General and administrative expenses decreased $2.1 million or 3.4% during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a decrease of $1.7 million in allocated overhead.

Net loss on real estate assets

Net loss on real estate assets was $2.6 million during the three months ended June 30, 2025 and we did not record any gain or loss on real estate assets during three months ended June 30, 2024.

Interest (expense) income, net

Interest (expense) income, net increased by $23.3 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other (expense) income, net

Other (expense) income, net increased by $3.9 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a $3.0 million increase in foreign currency transaction losses.

Provision for income taxes

Provision for income taxes decreased $0.9 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily due to a shift in the jurisdictional mix of income between U.S. and foreign operations.

Comparison of the six months ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$1,250.4	$1,265.8	$(15.4)	(1.2)%

Revenue decreased $15.4 million or 1.2% during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024 primarily due to our strategic decision to significantly reduce our investment in FormSwift and a decrease in paying users in Teams. In addition, revenue was negatively impacted by $3.5 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$240.4	$212.8	$27.6	13.0%
Gross profit	1,010.0	1,053.0	(43.0)	(4.1)%
Gross margin	81%	83%

Cost of revenue increased $27.6 million or 13.0% during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was primarily driven by a $23.7 million increase in infrastructure costs as we continue to add equipment in support of our datacenter refresh cycle. Additionally, we saw a smaller depreciation benefit compared to the 2024 period as a result of the change in useful lives from four to five years of certain infrastructure and component assets which was effective January 1, 2024.

Our gross margin decreased during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to a 13.0% increase in our cost of revenue, along with a 1.2% decrease in revenue during the period, as described above.

Research and development

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$362.8	$446.2	$(83.4)	(18.7)%

Research and development expenses decreased $83.4 million or 18.7% during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to decreases of $65.7 million in employee-related costs driven by a decrease in headcount and $15.7 million in allocated overhead.

Sales and marketing

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$179.8	$221.3	$(41.5)	(18.8)%

Sales and marketing expenses decreased $41.5 million or 18.8% during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a decrease of $27.6 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as a decrease of $11.2 million in employee-related costs driven by a decrease in headcount.

General and administrative

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$112.6	$115.0	$(2.4)	(2.1)%

General and administrative expenses decreased $2.4 million or 2.1% during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to decreases of $3.0 million in allocated overhead and $1.9 million in employee-related costs driven by a decrease in headcount partially offset by an increase of $0.9 million related to outside services.

Net loss on real estate assets

Net loss on real estate assets was $2.6 million during the six months ended June 30, 2025 and we did not record any gain or loss on real estate assets during the six months ended June 30, 2024.

Interest (expense) income, net

Interest (expense) income, net increased by $45.2 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other (expense) income, net

Other (expense) income, net increased $3.9 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a $3.0 million increase in foreign currency transaction losses.

Provision for income taxes

Provision for income taxes decreased $0.5 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily due to a shift in the jurisdictional mix of income between U.S. and foreign operations.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $736.3 million and short-term investments of $218.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. As of June 30, 2025, $375.2 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
We have historically financed our operations primarily through cash generated from our operations, the Notes issuance, borrowings from our term loan facility, equity issuances, and finance leases to finance infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We also have delayed draw term loan commitments as part of the term loan facility for additional working capital flexibility, as described below.

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
In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. The term loans have a maturity date of December 11, 2029. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans. As of June 30, 2025, we had $995.0 million outstanding on the initial term loans, no  amounts outstanding on the delayed draw term loan commitments, and no letters of credit issued under the secured letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate or a term SOFR rate (further described in Note 7 "Debt") at the Company's option. Pursuant to the terms of the term loan facility, we are required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on the unused portion of the delayed draw term loan commitments.

The term loan facility permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the term loan agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of June 30, 2025.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized three separate $1.2 billion Class A common stock repurchase programs since February 2022. We completed the February 2022 and July 2023 authorizations during the three months ended March 31, 2024, and March 31, 2025, respectively. We continue to repurchase shares under the December 2024 authorization. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2025, we repurchased and subsequently retired 14.2 million and 32.2 million, respectively, of our Class

A common stock for an aggregate amount of $403.0 million and $907.0 million, respectively. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in infrastructure equipment to support our user base, our ability to sublease space at office locations where we have unused spaces, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, investments in sales and marketing, the expansion of international operations, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume, timing, and amount of our share repurchases. In addition, we have and may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In light of all these circumstances, we may be required to seek additional equity or debt financing, or we may decide to do so opportunistically. In the event that additional financing is required or desired from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.

Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$414.3	$406.1
Net cash provided by investing activities	48.2	176.9
Net cash used in financing activities	(1,066.3)	(679.4)
Effect of exchange rate changes on cash and cash equivalents	12.5	(3.4)
Net decrease in cash and cash equivalents	$(591.3)	$(99.8)

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
For the six months ended June 30, 2025, net cash provided by operating activities was $414.3 million, which primarily consisted of our net income of $275.9 million, adjusted for stock-based compensation expense of $144.8 million, depreciation and amortization expenses of $77.1 million, and net cash outflow of $118.7 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2024 corporate bonus, the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, and payments for our 2024 reduction in workforce, offset by an increase in deferred revenue from increased subscription sales, as a majority of our paying users are invoiced in advance.

The increase of $8.2 million in net cash provided by operating activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an increase of $22.2 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash losses (gains), partially offset by an increase of $14.0 million in cash outflows from changes in operating assets and liabilities. The increase in cash outflows from operating assets and liabilities was primarily driven by the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and payments for our 2024 reduction in workforce.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.

For the six months ended June 30, 2025, net cash provided by investing activities was $48.2 million, which primarily related to $51.0 million in net investment activity inflows, driven by the maturities of short-term investments. The increase was partially offset by cash paid for an acquisition of $8.4 million.
The decrease of $128.7 million in net cash provided by investing activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a decrease of $151.8 million in net investment activity inflows, offset by a decrease of $13.0 million in cash paid for capital expenditures and $12.7 million in cash paid for acquisitions.
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
For the six months ended June 30, 2025, net cash used in financing activities was $1,066.3 million, which primarily consisted of $909.1 million for the repurchase of our common stock, $78.1 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, $68.3 million in principal payments on finance lease obligations, and $5.0 million for the principal payments against the term loan facility.
The increase of $386.9 million in net cash used in financing activities during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an increase of $369.5 million in repurchases of our common stock, an increase of $5.0 million in principal payments against the term loan facility, an increase of $5.9 million in loan commitment fees related to the term loan facility, and an increase of $4.4 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $736.3 million and short-term investments of $218.4 million as of June 30, 2025. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, certificates of deposit, asset-backed securities, commercial paper, foreign government securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of June 30, 2025, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Any borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin of 2.75%, or (b) an overnight or term SOFR rate (based on one, three or six month interest periods), plus a margin of 3.75%. As of June 30, 2025, we had $995.0 million outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three and six months ended June 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $2.5 million and $4.7 million change, respectively, in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the six months ended June 30, 2025, 26% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the six months ended June 30, 2025 and 2024. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2025 and 2024.
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

Before trial, Motion Offense filed a third patent infringement suit against Dropbox out of the same family of patents as the prior two suits. This suit was not consolidated into the trial. The case is currently stayed pending final resolution of the Inter Partes Review, in which the Patent Trial and Appeal Board found the challenged claims of the asserted patent invalid. We believe Motion Offense’s allegations in that suit are similarly without merit and will vigorously defend against them.

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

The trial is currently expected to occur in 2026. While we remain confident in the Company’s defenses to the asserted allegations in these cases, it is not possible to determine the ultimate outcome at this time, however, we do not believe any potential loss would be material to our financial position or results of operations.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2025, we served over 700 million registered users but only 18.13 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

In order to return to growth or reaccelerate our growth, we must effectively allocate our resources and if we invest in future growth, and fail to achieve our goals, our business will be harmed. Our ability to forecast our future results of operations and future growth is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always received, and we may not in the future receive, the return we expect on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business and strategic shifts that could impact short-term growth or profitability. We have made, and intend to continue making, significant investments in developing products that will incorporate AI, and while we are optimistic that such new products have the potential to drive future growth of our business, the development of such new features will incur significant costs and there is no guarantee that such new product offerings will ultimately be successful. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability. Moreover, uncertainty in the regulatory landscape relating to AI along with new or enhanced governmental or regulatory scrutiny could negatively impact our business in the U.S. or in other jurisdictions where we operate. For example, the European Union enacted the Artificial Intelligence Act in March 2024 that prohibits certain AI applications and systems and imposes additional requirements on the use of certain applications or systems. Additionally, several U.S. states have proposed, and in certain cases have enacted, legislation covering the deployment and regulation of AI technology, or otherwise imposing obligations in connection with the use of AI.

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

Our business may be significantly impacted by general economic, political, and market conditions, including any resulting effect on consumer or business spending.

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

Since October 2020, we have operated as a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees and our intention is for our workforce to continue being more distributed over time. However, although we anticipate that our Virtual First work model will have a long-term positive impact on our financial results and business operations, the impact remains uncertain. Additionally, there is no guarantee that we will realize the anticipated benefits to our business, including cost savings, increased employee satisfaction or ability to attract and retain employees. We may also not achieve operational efficiencies, or increased productivity.

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

•the amount and timing of operating expenses, including expenses related to the maintenance and expansion of our business, operations, and infrastructure, hiring expenses, and expenses relating to sales and marketing campaigns, as well as entry into or exit of operating and finance leases;

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

As of December 31, 2024, we had U.S. federal and state and non-U.S. net operating loss carryforwards and U.S. federal and state research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or research credit carryforwards before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

Our results of operations and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or non-U.S. taxation of international business activities or the adoption of other tax reform policies.

Due to the increasing focus by government taxing authorities on multinational companies, the tax laws of certain countries in which we do business could change on a prospective or retroactive basis, or there could be changes in taxing jurisdictions' administrative interpretations, decisions, policies, and positions with respect to current law.

For example, on July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. While we are still assessing the legislation and its effect on our consolidated financial statements, we anticipate the included provisions that reinstate immediate expensing of research expenditures will reduce our domestic cash tax outflows in 2025.

Other changes to U.S. or non-U.S. tax laws could increase our liabilities for taxes, interest and penalties, lead to higher effective tax rates, and harm our cash flows, results of operations and financial condition.

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

In addition, various countries regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our users’ ability to access our platform in those countries. For example, the U.S. Department of Justice has issued rules regarding certain bulk sensitive personal data transfers. Changes in our platform or client-side software, or future changes in export and import regulations may prevent our users with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential users with international operations. Any decreased use of our platform or limitation on our ability to export or sell our products would likely adversely affect our business, results of operations, and financial results.

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

With respect to the Entangled Media Litigation, trial is currently expected to occur in 2026. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

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

•actual sales or announcements of sales of shares of our Class A common stock by us or our stockholders;

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of June 30, 2025, our directors and executive officers, and their respective affiliates, held in the aggregate 79.3% of the voting power of our capital stock, with Mr. Houston holding approximately 79.3% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We initially implemented a stock repurchase program in 2020. Most recently, in December 2024, we announced an authorization for repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock. As of June 30, 2025, we have repurchased approximately $4.9 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our board of directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

We are subject to review and audit by U.S. federal, state and local, and non-U.S. tax authorities. Such tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal or state, or non-U.S. tax laws, including the implementation of digital services or other similar taxes or taxes imposed in retaliation for any tariffs in the United States, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2025.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	5.77	$26.96	5.77	$714.34
May 1 - 31	5.42(3)	$28.98	5.41	$557.40
June 1 - 30	2.96	$29.24	2.96	$470.73
Total	14.15	$28.21	14.14

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

(3) Includes 11,049 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On May 21, 2025, Abhay Parasnis, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 5,346 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2025, Andrew Moore, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 22,548 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

On May 12, 2025, Ali Dasdan, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 128,714 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 10, 2025, Tim Regan, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 66,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 2, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 8, 2025, Will Yoon, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 33,591 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	August 8, 2025	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2025	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Accounting and Financial Officer)