Form 10-Q
period 2025-09-30
DROPBOX, INC.
filed 2025-11-07
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or
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

As of November 3, 2025, there were 182,734,460 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 44,853 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition and as applicable, achievement of certain stock price goals), 76,004,861 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including as a result of our Virtual First model with an increasingly distributed workforce;

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

•The sufficiency of our cash and cash equivalents to meet our liquidity needs; and

•Acquisitions of companies and assets, including our ability to successfully integrate and realize the anticipated benefits of such acquisitions.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$730.7	$1,328.3
Short-term investments	194.6	265.9
Trade and other receivables, net	73.9	70.4
Prepaid expenses and other current assets	83.5	73.8
Total current assets	1,082.7	1,738.4
Property and equipment, net	377.3	358.8
Operating lease right-of-use asset	280.3	158.9
Intangible assets, net	40.4	54.9
Goodwill	453.4	442.8
Deferred tax assets	433.9	466.7
Other assets	127.8	104.7
Total assets	$2,795.8	$3,325.2
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$37.3	$36.5
Accrued and other current liabilities	149.7	143.2
Accrued compensation and benefits	85.1	105.2
Operating lease liability	52.0	64.9
Finance lease obligation	132.1	123.3
Convertible senior notes, net, current	694.9	—
Term loan, net, current	11.5	10.0
Deferred revenue	740.6	727.7
Total current liabilities	1,903.2	1,210.8
Operating lease liability, non-current	366.6	250.4
Finance lease obligation, non-current	205.7	203.5
Convertible senior notes, net, non-current	689.5	1,381.6
Term loan, net, non-current	1,102.4	962.9
Other non-current liabilities	59.6	68.4
Total liabilities	4,327.0	4,077.6
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	2,100.3	2,404.2
Accumulated deficit	(3,633.6)	(3,146.5)
Accumulated other comprehensive income (loss)	2.1	(10.1)
Total stockholders' deficit	(1,531.2)	(752.4)
Total liabilities and stockholders' deficit	$2,795.8	$3,325.2

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$634.4	$638.8	$1,884.8	$1,904.6
Cost of revenue(1)(2)	128.3	111.5	368.7	324.3
Gross profit	506.1	527.3	1,516.1	1,580.3
Operating expenses:
Research and development(1)(2)	182.3	225.7	545.1	671.9
Sales and marketing(1)(2)	91.5	110.5	271.3	331.8
General and administrative(1)(2)	57.6	63.3	170.2	178.3
Net loss on real estate assets(3)	—	—	2.6	—
Total operating expenses	331.4	399.5	989.2	1,182.0
Income from operations	174.7	127.8	526.9	398.3
Interest (expense) income, net	(20.3)	3.8	(53.5)	15.8
Other income, net	2.8	1.1	1.1	3.3
Income before income taxes	157.2	132.7	474.5	417.4
Provision for income taxes	(33.4)	(26.0)	(74.8)	(67.9)
Net income	$123.8	$106.7	$399.7	$349.5
Net income per share-basic and diluted:
Basic net income per share	$0.47	$0.34	$1.46	$1.08
Diluted net income per share	$0.47	$0.34	$1.43	$1.07
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	261.1	314.5	274.4	323.9
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	265.1	316.4	279.1	327.1

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5.1	$5.8	$15.6	$17.0
Research and development	55.9	66.7	156.4	186.3
Sales and marketing	5.1	6.1	15.8	17.4
General and administrative	12.5	13.7	35.6	40.1
Total stock-based compensation	$78.6	$92.3	$223.4	$260.8

(2) Includes expenses recognized during the three and nine months ended September 30, 2025, related to the Company's reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$123.8	$106.7	$399.7	$349.5
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(0.5)	3.0	7.0	0.9
Change in net unrealized gains and losses on short-term investments	1.5	8.0	5.2	13.0
Total other comprehensive income	$1.0	$11.0	$12.2	$13.9
Comprehensive income	$124.8	$117.7	$411.9	$363.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30, 2025						Three Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)	318.7	$—	$2,519.9	$(2,872.6)	$(18.6)	$(371.3)
Release of restricted stock units and awards	3.2	—	—	—	—	—	3.7	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.3)	—	(13.7)	(22.1)	—	(35.8)	(1.5)	—	(14.5)	(18.7)	—	(33.2)
Repurchases of common stock	(13.8)	—	(145.6)	(247.7)	—	(393.3)	(14.6)	—	(143.4)	(208.4)	—	(351.8)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	0.2	—	—	0.2
Stock-based compensation	—	—	78.6	—	—	78.6	—	—	92.3	—	—	92.3
Other comprehensive income	—	—	—	—	1.0	1.0	—	—	—	—	11.0	11.0
Net income	—	—	—	123.8	—	123.8	—	—	—	106.7	—	106.7
Balances at end of period	255.5	$—	$2,100.3	$(3,633.6)	$2.1	$(1,531.2)	306.3	$—	$2,454.5	$(2,993.0)	$(7.6)	$(546.1)

	Nine Months Ended September 30, 2025						Nine Months Ended September 30, 2024
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive (loss) income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)
Release of restricted stock units and awards	9.4	—	—	—	—	—	10.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(3.8)	—	(40.3)	(73.6)	—	(113.9)	(4.2)	—	(41.2)	(68.0)	—	(109.2)
Repurchases of common stock	(46.0)	—	(487.1)	(813.2)	—	(1,300.3)	(37.0)	—	(363.4)	(532.2)	—	(895.6)
Exercise of stock options and awards	—	—	0.1	—	—	0.1	—	—	0.3	—	—	0.3
Stock-based compensation	—	—	223.4	—	—	223.4	—	—	260.8	—	—	260.8
Other comprehensive income	—	—	—	—	12.2	12.2	—	—	—	—	13.9	13.9
Net income	—	—	—	399.7	—	399.7	—	—	—	349.5	—	349.5
Balances at end of period	255.5	$—	$2,100.3	$(3,633.6)	$2.1	$(1,531.2)	306.3	$—	$2,454.5	$(2,993.0)	$(7.6)	$(546.1)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities
Net income	$399.7	$349.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116.7	99.1
Stock-based compensation	223.4	260.8
Net loss on real estate assets	2.6	—
Amortization of debt issuance costs	7.1	3.2
Net gain on equity investments	(0.7)	—
Amortization of deferred commissions	20.2	22.6
Non-cash operating lease expense	28.9	27.1
Deferred taxes	33.4	3.2
Other	(5.3)	(5.2)
Changes in operating assets and liabilities:
Trade and other receivables, net	(1.9)	(0.4)
Prepaid expenses and other current assets	(28.0)	(11.2)
Other assets	5.1	3.3
Accounts payable	(2.3)	(3.8)
Accrued and other current liabilities	(13.8)	(12.3)
Accrued compensation and benefits	(20.7)	(19.2)
Deferred revenue	13.3	13.8
Other non-current liabilities	5.0	3.5
Operating lease liabilities	(30.3)	(38.8)
Cash paid for lease termination	(36.0)	(14.9)
Net cash provided by operating activities	716.4	680.3
Cash flow from investing activities
Capital expenditures	(10.5)	(19.2)
Purchase of intangible assets	(0.4)	(0.2)
Business combinations, net of cash acquired	(13.1)	(57.8)
Purchases of short-term investments	—	(62.3)
Proceeds from sales of short-term investments	—	164.3
Proceeds from maturities of short-term investments	76.1	283.2
Cash receipts from equipment rebates	14.2	22.4
Other	(0.3)	(0.4)
Net cash provided by investing activities	66.0	330.0
Cash flow from financing activities
Proceeds from term loan facility	150.0	—
Payments of debt issuance costs and loan commitment fees	(17.4)	—
Principal payments against term loan facility	(7.9)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(113.9)	(109.2)
Proceeds from issuance of common stock, net of taxes withheld	0.1	0.3
Principal payments on finance lease obligations	(101.9)	(96.2)
Common stock repurchases	(1,298.9)	(888.3)
Payment of acquisition-related indemnification holdback	—	(17.1)
Net cash used in financing activities	(1,389.9)	(1,110.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	11.2	2.9
Change in cash, cash equivalents, and restricted cash	(596.3)	(97.3)
Cash, cash equivalents, and restricted cash - beginning of period	1,360.5	614.9
Cash, cash equivalents, and restricted cash - end of period	$764.2	$517.6

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	730.7	517.6
Restricted cash, current, included in prepaid expenses and other current assets	2.8	—
Restricted cash, non-current, included in other assets	30.7	—
Total cash, cash equivalents, and restricted cash	$764.2	$517.6
Supplemental cash flow data:
Property and equipment acquired under finance leases	$112.9	$120.4
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

Basis of presentation and consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the United States of America generally accepted accounting principles (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The accompanying unaudited condensed consolidated financial statements include the accounts of Dropbox and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K on file with the SEC (“Annual Report”).

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and nine months ended September 30, 2025 and 2024, respectively.

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

The Company recognized $353.2 million and $683.8 million of revenue during the three and nine months ended September 30, 2025 and $353.8 million and $681.5 million during three and nine months ended September 30, 2024, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2025, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $809.2 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

Reduction in Workforce
In October 2024, the Company announced a global workforce reduction of approximately 20% to streamline its team structure and better align with long-term growth and profitability objectives. As of September 30, 2025, total related cash expenditures were $65.2 million, which included the pro rata fiscal year 2024 annual employee bonus through October 30, 2024. As of September 30, 2025, the majority of related payments have been made, primarily during the fourth quarter of 2024. The Company paid $13.2 million during the nine months ended September 30, 2025, including $0.7 million paid during the three months ended September 30, 2025. The Company recognized $50.9 million of related expenses, primarily consisting of severance, employee benefits, and related costs, with the majority recognized in the fourth quarter of 2024 and $0.2 million and $3.7 million recognized during three and nine months ended September 30, 2025, respectively.

These severance and related charges are included within the Company's consolidated statement of operations as follows:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Cost of revenue	$—	$0.4
Research and development	—	1.9
Sales and marketing	0.1	0.7
General and administrative	0.1	0.7
Total Charges	$0.2	$3.7

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the nine months ended September 30, 2025, changes in liabilities resulting from the severance charges and related costs were as follows:

Severance and Related Costs
Balance as of December 31, 2024	$7.3
Charges	3.7
Cash payments(1)	(11.0)
Balance as of September 30, 2025	$—
(1) For the nine months ended September 30, 2025, total cash payments were $13.2 million when including the pro rata amount of the fiscal year 2024 annual employee bonus.

Cash, cash equivalents, and restricted cash
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $33.5 million and $32.2 million as of September 30, 2025 and December 31, 2024, respectively.

The Company monitors its credit risk by considering factors such as historical experience, credit ratings, current economic conditions, and reasonable and supportable forecasts.

Short-term investments
The Company’s short-term investments are primarily comprised of corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The Company determines the appropriate classification of its short-term investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its short-term investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its short-term investments, including securities with stated maturities beyond twelve months, within current assets in the condensed consolidated balance sheets.

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 49% of total trade and other receivables, net as of September 30, 2025. Two

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
distribution partners accounted for 11% and 48% of total trade and other receivables, net as of December 31, 2024. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $4.9 million and $13.5 million during the three and nine months ended September 30, 2025 and $6.8 million and $22.3 million during the three and nine months ended September 30, 2024, respectively.

Deferred commissions, net included in prepaid and other current assets were $17.4 million and $21.3 million as of September 30, 2025 and December 31, 2024, respectively. Deferred commissions, net included in other assets were $19.1 million and $21.9 million as of September 30, 2025 and December 31, 2024, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $6.2 million and $20.2 million for the three and nine months ended September 30, 2025 and $7.7 million and $22.6 million during the three and nine months ended September 30, 2024, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded total impairment charges of zero and $2.6 million during the three and nine months ended September 30, 2025 and did not recognize impairment charges during the three and nine months ended September 30, 2024. See Note 8 "Leases" for additional information.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. The amendments in ASU 2025-06 are effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2025 and December 31, 2024 consisted of the following:

	As of September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$115.3	$—	$—	$115.3
Cash equivalents
Money market funds	615.4	—	—	615.4
Total cash & cash equivalents	$730.7	$—	$—	$730.7
Short-term investments
Corporate notes and obligations	88.5	0.1	(1.1)	87.5
U.S. Treasury securities	80.1	0.1	(0.6)	79.6
Municipal securities	15.4	—	(0.1)	15.3
Asset backed securities	6.7	—	(0.1)	6.6
U.S. agency obligations	3.8	—	—	3.8
Supranational securities	1.8	—	—	1.8
Total short-term investments	196.3	0.2	(1.9)	194.6
Total	$927.0	$0.2	$(1.9)	$925.3

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.3	$—	$—	$98.3
Cash equivalents
Money market funds	1,230.0	—	—	1,230.0
Total cash & cash equivalents	$1,328.3	$—	$—	$1,328.3
Short-term investments
Corporate notes and obligations	133.1	0.2	(3.3)	130.0
U.S. Treasury securities	85.0	—	(2.6)	82.4
Municipal securities	30.0	—	(0.7)	29.3
Asset backed securities	19.2	—	(0.3)	18.9
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	272.9	0.2	(7.2)	265.9
Total	$1,601.2	$0.2	$(7.2)	$1,594.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $12.7 million and $9.9 million as of September 30, 2025 and December 31, 2024, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2025 and December 31, 2024.

The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2025:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of September 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$152.6	$151.1
Due between one to three years	38.4	38.3
Due after three years	5.3	5.2
Total	$196.3	$194.6

The Company had 98 short-term investments in unrealized loss positions as of September 30, 2025. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 or three and nine months ended September 30, 2024.

As of September 30, 2025, the Company’s short-term investments portfolio consisted of six security types, four of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $1.9 million as of September 30, 2025. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$0.5	$—	$65.3	$(1.1)	$65.8	$(1.1)
U.S. Treasury securities	5.0	—	62.7	(0.6)	67.7	(0.6)
Municipal securities	1.2	—	14.0	(0.1)	15.2	(0.1)
Asset backed securities	—	—	4.8	(0.1)	4.8	(0.1)
Total	$6.7	$—	$146.8	$(1.9)	$153.5	$(1.9)

	As of December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$103.8	$(3.3)	$105.7	$(3.3)
U.S. Treasury securities	9.0	(0.1)	65.7	(2.5)	74.7	(2.6)
Municipal securities	6.0	(0.1)	23.1	(0.6)	29.1	(0.7)
Asset backed securities	—	—	16.0	(0.3)	16.0	(0.3)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$16.9	$(0.2)	$213.9	$(7.0)	$230.8	$(7.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $7.8 million and $29.1 million during the three and nine months ended September 30, 2025, and $8.7 million and $30.2 million during the three and nine months ended September 30, 2024, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$615.4	$—	$—	$615.4
Total cash equivalents	$615.4	$—	$—	$615.4
Short-term investments
Corporate notes and obligations	—	87.5	—	87.5
U.S. Treasury securities	—	79.6	—	79.6
Municipal securities	—	15.3	—	15.3
Asset backed securities	—	6.6	—	6.6
U.S. agency obligations	—	3.8	—	3.8
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	194.6	—	194.6
Total	$615.4	$194.6	$—	$810.0

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,230.0	$—	$—	$1,230.0
Total cash equivalents	$1,230.0	$—	$—	$1,230.0
Short-term investments
Corporate notes and obligations	—	130.0	—	130.0
U.S. Treasury securities	—	82.4	—	82.4
Municipal securities	—	29.3	—	29.3
Asset backed securities	—	18.9	—	18.9
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	265.9	—	265.9
Total	$1,230.0	$265.9	$—	$1,495.9

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
together with the 2026 Notes, the "Notes"), outstanding as of September 30, 2025. See Note 7 "Debt" for additional information.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of September 30, 2025 was approximately $689.7 million and $713.9 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

The Company had $1,142.1 million of term loans outstanding with a carrying value of $1,113.8 million as of September 30, 2025. See Note 7 "Debt" for additional information. As of September 30, 2025, the fair value of the term loan approximated its carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Datacenter and other computer equipment	$798.0	$830.2
Furniture and fixtures	9.3	10.7
Leasehold improvements	95.1	101.9
Construction in progress	28.8	0.2
Total property and equipment	931.2	943.0
Accumulated depreciation	(553.9)	(584.2)
Property and equipment, net	$377.3	$358.8

The Company leases certain infrastructure and computer equipment from various third parties, through equipment finance leases. Infrastructure assets as of September 30, 2025 and December 31, 2024 included a total of $463.7 million and $501.1 million, respectively, of assets acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $188.5 million and $223.3 million as of September 30, 2025 and December 31, 2024, respectively.

Depreciation expense related to property and equipment was $33.1 million and $97.4 million for the three and nine months ended September 30, 2025, respectively and $27.9 million and $78.5 million for the three and nine months ended September 30, 2024, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets
Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2025	2024	2025
Developed technology	$98.1	$93.7	2.8
Customer relationships	48.5	48.5	1.6
Patents	16.6	16.6	2.0
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.5
Licenses	0.5	0.5	3.2
Assembled workforce in asset acquisitions	3.8	3.4	3.0
Other	1.2	1.2	0.0
Total intangibles	183.4	178.6
Accumulated amortization	(143.0)	(123.7)
Intangible assets, net	$40.4	$54.9
Amortization expense was $6.5 million and $19.2 million for the three and nine months ended September 30, 2025 and $7.5 million and $20.6 million for the three and nine months ended September 30, 2024, respectively.

Expected future amortization expense for intangible assets as of September 30, 2025 is as follows:

Intangible assets
Remainder of 2025	$6.6
2026	16.8
2027	8.2
2028	5.1
2029	2.7
Thereafter	1.0
Total	$40.4

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2024	$442.8
Acquisitions	7.8
Effect of foreign currency translation	2.8
Balance at September 30, 2025	$453.4

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended September 30, 2025 and December 31, 2024.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 7.Debt

Term loan facility

During the fourth quarter of 2024, the Company entered into a Credit and Guaranty Agreement (the “initial Credit Agreement”), with certain counterparties which provided for, among other things, a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans (the "initial term loans") and initial delayed draw term loan commitments (the "initial delayed draw term loan commitments") each in an aggregate principal amount of up to $1.0 billion, respectively. The initial Credit Agreement also provides for a secured letter of credit facility in an aggregate amount of up to $35.0 million.

During the third quarter of 2025, the Company entered into Amendment No. 1 (the “First Amendment”) to its initial Credit Agreement (collectively, the “Amended Credit Agreement”). The First Amendment provided for additional secured delayed draw term loan commitments in an aggregate principal amount of up to $700.0 million (the “2025 delayed draw term loans”). The Amended Credit Agreement now includes a secured term loan facility in an aggregate principal amount of up to $2.7 billion, consisting of $1.0 billion of initial term loans, $1.0 billion of initial delayed draw term loan commitments, and the new $700.0 million 2025 delayed draw term loans (collectively, the “term loan facility”).

The Company’s obligations under the Amended Credit Agreement are guaranteed by certain material subsidiaries of the Company and are secured by substantially all of the assets of the Company and such subsidiary guarantors. In December 2024, the Company borrowed $1.0 billion of term loans under its term loan facility, measured at amortized cost. In accounting for the term loans, issuance costs of $27.6 million were deducted from the carrying value of the term loan in the consolidated balance sheet. Issuance costs are amortized and recognized as a component of interest expense over the five-year term using the effective interest method. Furthermore, there were $23.4 million, $0.2 million, and $8.3 million of deferred issuance costs related to the initial delayed draw term loan commitments, secured letter of credit facility, and 2025 delayed draw term loans, respectively, which will be recognized initially as deferred assets and subsequently reclassified and presented as a direct deduction to the carrying value of the related debt upon an eventual draw, and amortized over the remaining term on an effective interest method basis from the time of draw.

The initial delayed draw term loan commitments of $1.0 billion may be borrowed, subject to the satisfaction of certain conditions, from the closing date of the initial Credit Agreement through December 11, 2026, provided that the initial delayed draw term loan commitments shall be reduced to $500.0 million as of December 11, 2025, if the undrawn delayed draw term loan commitments exceed $500.0 million at that date. The initial delayed draw term loan commitments can be drawn in increments of $5.0 million or greater and up to ten draws can be made. The initial term loans and the initial delayed draw term loans (if and when funded) shall have the same terms and shall be treated as a single fungible class of term loans for all purposes under the Amended Credit Agreement, except that interest on any initial delayed draw term loan shall commence from the applicable date of draw. As of September 30, 2025, $150.0 million was drawn on the initial delayed draw term loan commitments and $850.0 million remained available. As of September 30, 2025, no letters of credit were issued under the letter of credit facility.

The 2025 delayed draw term loans commitment of $700.0 million may be borrowed solely for the purpose of prepaying, repaying, repurchasing, redeeming, exchanging or settling upon conversion the 2026 Notes during the period from the closing date of the First Amendment through March 15, 2026. The outstanding principal amount of any 2025 delayed draw term loans, along with accrued interest, is due on September 9, 2030. As of September 30, 2025, no amounts were drawn on the 2025 delayed draw term loans.

Pursuant to the terms of the Amended Credit Agreement, the Company is required to pay quarterly commitment fees that accrue at a rate of 1.00% per annum on both the unused portion of the initial delayed draw term loan commitments and the unused portion of the 2025 delayed draw term loans. The 1.00% fee will be capitalized each reporting period, as the draws are probable as of the issuance date, and reclassified against the carrying value of the respective debt upon draw and amortized over the respective debt terms on an effective interest method basis from the time of draw. The 2025 delayed draw term loans commitment fees will start accruing on the unused portion three months after the effective date of the First Amendment. As of September 30, 2025, $1.2 million of the deferred issuance cost asset related to the commitment fee was reclassified and presented as a direct deduction from the carrying value of the related debt. As of September 30, 2025, the remaining deferred issuance asset related to the commitment fee was $6.9 million.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The initial term loans have a maturity date of December 11, 2029. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the delayed draw term loans fungible with any then-outstanding term loans. The Company is permitted to prepay the term loans at any time in whole or in part, subject to a prepayment premium equal to 2.00% of the aggregate principal amount prepaid on or prior to the first anniversary of the closing date and 1.00% of the aggregate principal amount prepaid after the first anniversary of the closing date but on or prior to the second anniversary of the closing date. Term loans repaid or prepaid may not be reborrowed. The 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans are required beginning on the last business day of the quarter after the funding of such loans and continuing thereafter. The Company may prepay the 2025 delayed draw term loans at any time, subject to prepayment premiums of 2.00% if made on or prior to the first anniversary of the effective date of the First Amendment, and 1.00% if made after that date but on or prior to the second anniversary of the effective date of the First Amendment, with no reborrowing permitted. In addition, the term loan facility is subject to mandatory prepayments upon the occurrence of certain events as defined in the Amended Credit Agreement, including excess cash flows generated by the Company's operating activities, the proceeds of certain asset sales and the incurrence of certain indebtedness. The Company believes the occurrence of any such events is remote as of September 30, 2025.
The following is a summary of the term loan facility as of September 30, 2025 and December 31, 2024.

Term Loan
September 30, 2025
Principal balance	$1,142.1
Unamortized issuance costs	(28.3)
Carrying value, net	$1,113.8

December 31, 2024
Principal balance	$1,000.0
Unamortized issuance costs	(27.1)
Carrying value, net	$972.9

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

Interest expense associated with the term loan facility for the three and nine months ended September 30, 2025 was $22.5 million and $65.8 million, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loan facility and amortization of issuance costs.

The Amended Credit Agreement permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the Amended Credit Agreement, in each case, subject to certain limits. Additionally, the Amended Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of September 30, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Maturities on the Company's term loan debt are as follows:

Term Loan
Remainder of 2025	$2.9
2026	11.5
2027	11.5
2028	11.5
2029	1,104.7
Thereafter	—
Total	$1,142.1

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through September 30, 2025. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of September 30, 2025.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of September 30, 2025. In addition, during the three and nine months ended September 30, 2025 the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met.

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

The following is a summary of the Notes as of September 30, 2025 and December 31, 2024.

	2026 Notes	2028 Notes	Total
September 30, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(0.9)	(3.8)	(4.7)
Carrying value, net	$694.9	$689.5	$1,384.4

December 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.6)	(4.9)	(7.5)
Carrying value, net	$693.2	$688.4	$1,381.6

During the three months ended September 30, 2025 and 2024, the Company recognized $0.6 million and $0.6 million in interest expense for the 2026 Notes and $0.4 million and $0.4 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. During the nine months ended September 30, 2025 and 2024, the Company recognized $1.7 million and $1.7 million in interest expense for the 2026 Notes and $1.1 million and

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
$1.1 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of September 30, 2025.

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

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2025, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of September 30, 2025, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 8 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $2.8 million and $8.4 million during the three and nine months ended September 30, 2025, and $3.5 million and $10.5 million during the three and nine months ended September 30, 2024, respectively.

Future minimum lease payments under non-cancellable leases as of September 30, 2025 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2025	$16.7	$38.6
2026	71.1	142.5
2027	72.1	104.8
2028	71.2	62.5
2029	71.2	15.4
2030	68.4	—
Thereafter	128.7	—
Total future minimum lease payments	$499.4	$363.8
Less imputed interest	(80.8)	(26.0)
Total liability	$418.6	$337.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2025 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Operating leases
Remainder of 2025	$3.1
2026	13.5
2027	12.2
2028	11.9
2029	9.2
2030	8.6
Thereafter	9.7
Total future sublease rent payments, net	$68.2

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit, which is secured by cash collateral. As of September 30, 2025, the Company's remaining minimum obligation under the lease for its headquarters was $142.5 million.

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

The Company recorded total impairment charges of zero and $2.6 million during the three and nine months ended September 30, 2025 and did not recognize any impairment charges during the three and nine months ended September 30, 2024.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2025	December 31, 2024
Non-income taxes payable	$59.1	$59.2
Accrued legal and other external fees	22.6	26.1
Acquisition indemnification holdbacks	8.5	4.0
Other accrued and current liabilities	59.5	53.9
Total accrued and other current liabilities	$149.7	$143.2

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

As of September 30, 2025, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.5 million and 1.4 million shares during the three and nine months ended September 30, 2025, respectively. Holders of Class B common stock voluntarily converted 0.6 million and 1.6 million shares during the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025, 179.4 million shares of Class A common stock, 76.1 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2024, 218.4 million shares of Class A common stock, 77.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2025 and December 31, 2024 exclude unvested restricted stock awards granted to certain executives. Class A shares issued and outstanding also exclude 8.3 million unvested restricted stock awards granted to one of the Company's co-founders as of September 30, 2025 and December 31, 2024, respectively. See "Co-Founder Grant" section below for additional information.

Preferred stock

The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

In February 2022, the Board of Directors authorized a $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion program, under which the Company continues to repurchase shares. In August 2025, the Board of Directors authorized a fourth $1.5 billion share repurchase program. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 13.8 million and 46.0 million shares of its Class A common stock, for aggregate amounts of $393.3 million and $1,300.3 million, respectively. During the three and nine months ended September 30, 2024, the Company repurchased and subsequently retired 14.6 million and 37.0 million shares of its Class A common stock, for aggregate amounts of $351.8 million and $895.6 million, respectively. During the three and nine months ended September 30, 2025 and 2024, the 1% excise tax imposed as part of the Inflation Reduction Act is included in the cost of treasury stock acquired pursuant to common share repurchases. Additionally, repurchases during the three and nine months ended September 30, 2025 included repurchase execution costs incurred in connection with the Company’s share repurchase program.

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
As of September 30, 2025, there were 25.8 million stock-based awards issued and outstanding and 131.9 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Stock option and restricted stock activity for the Plans was as follows for the nine months ended September 30, 2025:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2024	122.8	0.1	$6.13	3.9	$0.6	25.7	$23.79
Additional shares authorized	14.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	6.62	—	—	(9.4)	24.35
Options and restricted stock units and awards canceled	5.1	—	—	—	—	(5.1)	24.46
Shares withheld related to net share settlement of restricted stock units and awards	3.8	—	—	—	—	—	—
Options and restricted stock units and awards granted	(14.6)	—	—	—	—	14.6	27.30
Balance as of September 30, 2025	131.9	—	$—	0.0	$—	25.8	$25.44
Vested at September 30, 2025		—	$—	0.0	$—	—	$—
Unvested at September 30, 2025		—	$—	0.0	$—	25.8	$25.44

The following table summarizes information about the pre-tax intrinsic value of options exercised during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Intrinsic value of options exercised	$—	$0.1	$—	$0.5

As of September 30, 2025, unamortized stock-based compensation related to unvested stock options, restricted stock awards, and RSUs was $640.5 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of September 30, 2025.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $0.4 million and $2.3 million during the three and nine months ended September 30, 2024. The stock-based compensation expense related to the Co-Founder Grant was fully recognized as of the fourth quarter of 2024.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$87.6	$36.2	$79.7	$27.0
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	184.8	76.3	235.0	79.5
Net income per common share, basic	$0.47	$0.47	$0.34	$0.34
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$87.6	$36.2	$79.7	$27.0
Reallocation of net income as a result of conversion of Class B to Class A common stock	36.2	—	27.0	—
Reallocation of net income to Class B common stock	—	(0.6)	—	(0.2)
Net income attributable to common stockholders for diluted EPS	$123.8	$35.6	$106.7	$26.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	184.8	76.3	235.0	79.5
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.0	—	1.9	—
Conversion of Class B to Class A common stock	76.3	—	79.5	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	265.1	76.3	316.4	79.5
Net income per common share, diluted	$0.47	$0.47	$0.34	$0.34

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$287.9	$111.8	$263.2	$86.3
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	197.7	76.7	243.9	80.0
Net income per common share, basic	$1.46	$1.46	$1.08	$1.08
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$287.9	$111.8	$263.2	$86.3
Reallocation of net income as a result of conversion of Class B to Class A common stock	111.8	—	86.3	—
Reallocation of net income to Class B common stock	—	(2.0)	—	(0.8)
Net income attributable to common stockholders for diluted EPS	$399.7	$109.8	$349.5	$85.5
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	197.7	76.7	243.9	80.0
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.7	—	3.2	—
Conversion of Class B to Class A common stock	76.7	—	80.0	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	279.1	76.7	327.1	80.0
Net income per common share, diluted	$1.43	$1.43	$1.07	$1.07

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Restricted stock units and awards	1.1	14.6	2.1	4.7
Options to purchase shares of common stock	—	0.1	—	—
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8	37.8
Warrants	37.8	37.8	37.8	37.8
Total	85.0	98.6	86.0	88.6

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $33.4 million and $74.8 million for the three and nine months ended September 30, 2025, respectively, and $26.0 million and $67.9 million for the three and nine months ended September 30, 2024, respectively.

For the three and nine months ended September 30, 2025, and September 30, 2024, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2025, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $11.4 million during the nine months ended September 30, 2025. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $8.8 million, if recognized, would affect the Company's effective tax rate and $2.6 million would result in adjustment to deferred tax assets with corresponding adjustments to the valuation allowance.

It is reasonably possible that there could be changes to the amount of uncertain tax positions due to activities of the taxing authorities, settlement of audit issues, reassessment of existing uncertain tax positions, or the expiration of applicable statutes of limitations; however, the Company is not able to estimate the impact of these items at this time.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of OBBBA are reflected in the results for the three and nine months ended September 30, 2025. The legislation currently reduces U.S. cash tax payments for 2025 but increases tax expense, primarily due to the reinstatement of immediate expensing for U.S. research expenditures, which substantially lowers taxable income and limits the availability of certain credits and deductions. The Company will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 14. Segment Information and Geographic Areas
Segment Information
The Company’s chief operating decision-maker (“CODM”), the Chief Executive Officer, manages the Company's business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income, as reported on the condensed consolidated statements of operations, to allocate resources as part of the annual planning process and to assess the performance of the Company's single reportable segment, primarily by monitoring actual results versus the annual plan.

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the condensed consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expenses, which are disclosed in Note 4 "Property and Equipment, Net" and Note 5 "Intangible Assets", respectively. Other segment items consist of interest (expense) income, net, other income, net, and provision for income taxes, as presented in the condensed consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of
	September 30, 2025	December 31, 2024
United States	$364.5	$353.1
International (1)	12.8	5.7
Total property and equipment, net	$377.3	$358.8

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2025 and December 31, 2024.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$355.6	$362.9	$1,066.1	$1,082.9
International (1)	278.8	275.9	818.7	821.7
Total revenue	$634.4	$638.8	$1,884.8	$1,904.6

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2025 and 2024, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.07 million paying users.

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

We offer FormSwift, our cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements. Customers can choose between annual or monthly subscriptions based on their individual or business needs. We typically bill FormSwift customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. FormSwift primarily sells within the United States, and the majority of its sales are in U.S. dollars. We made the strategic decision to significantly reduce investments in FormSwift at the beginning of 2025, which has negatively impacted our annual recurring revenue ("ARR"), revenue and paying users in 2025.

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

During the three and nine months ended September 30, 2025, our overall performance exceeded expectations, with business trends reflecting steady execution amid ongoing macroeconomic uncertainty. We saw better than expected improvements in customer retention and engagement across both Individual and Teams plans. While Teams performance improved, it continues to be affected by cautious customer spend amid broader macroeconomic uncertainty. Additionally, DocSend delivered another strong quarter of growth, while both Sign and FormSwift modestly exceeded expectations.

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

Reduction in Workforce

In October 2024, we announced a reduction of our global workforce by approximately 20% to streamline our team structure to better align with our long-term growth and profitability objectives. During the three and nine months ended September 30, 2025, we incurred $0.2 million and $3.7 million, respectively, of expenses related to severance, benefits, and other related items. See Note 1 "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

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

Total ARR decreased for the period ended September 30, 2025, compared to the periods ended December 31, 2024 and September 30, 2024, primarily driven by our strategic decision to significantly reduce our investment in FormSwift at the beginning of 2025 and a challenging operating environment across our Teams plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2025.

	As of
	September 30, 2025	December 31, 2024	September 30, 2024
	(In millions)
Total ARR	$2,536	$2,574	$2,579

	As of
Constant Currency	September 30, 2025	December 31, 2024	September 30, 2024
	(In millions)
Total ARR	$2,536	$2,571	$2,575

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

The number of paying users as of September 30, 2025 declined as compared to December 31, 2024 and September 30, 2024, largely due to a challenging operating environment across our Teams plans and our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025. We expect that the total number of paying users will continue to fluctuate from period to period and may continue to decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of September 30, 2025, December 31, 2024, and September 30, 2024.

	As of
	September 30, 2025	December 31, 2024	September 30, 2024
	(In millions)
Paying users	18.07	18.22	18.24

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

The average revenue per paying user increased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, as a result of the favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar offset by our strategic decision to significantly reduce our investment in FormSwift. The average revenue per paying user for the nine months ended September 30, 2025 decreased as compared to the nine months ended September 30, 2024 as a result of our strategic decision to significantly reduce our investment in FormSwift and an increased mix of sales towards our lower priced plans.

The below table sets forth our ARPU for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
ARPU	$139.07	$139.05	$138.89	$139.56

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

Our FCF increased for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, primarily due to an increase in cash provided by operating activities, in addition to a decrease in capital expenditures. The increase in cash provided by operating activities was primarily due to an increase in net income, as adjusted for stock-based compensation and depreciation and amortization expenses, partially offset by an increase in cash outflows from changes in operating assets and liabilities. The increase in cash outflows from operating assets and liabilities was primarily driven by the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and payments related to our reduction in workforce announced in the fourth quarter of 2024.

We expect our FCF to generally increase in the near term as we drive operating efficiencies, partly due to our reduction in workforce in the fourth quarter of 2024. We expect to continue purchasing infrastructure equipment to support our user base and anticipate that our capital expenditures will increase in the last quarter of 2025. However, we expect overall spend in future periods to remain consistent with prior years as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$716.4	$680.3
Capital expenditures	(10.5)	(19.2)
Free cash flow	$705.9	$661.1

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, expenses related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, and property taxes related to datacenter equipment.

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

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, expenses related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items, compensation expenses related to key personnel from acquisitions and allocated overhead. These groups are responsible for the design, development, testing, delivery of new technologies and features, and support of our self-serve platform. We continue to focus our product development efforts on adding new features and enhancing the functionality and ease of use of our offerings. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as a result of our reduction in workforce in the fourth quarter of 2024, partially offset by continued

hiring for our engineering, product, and design teams in roles critical to our future growth initiatives. The trend and timing of research and development expenses will depend in part on the timing for these new hires.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, expenses related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items, advertising costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a customer, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees, fees payable to third-party sales representatives and amortization of acquired customer relationships.

We expect that sales and marketing expenses will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as a result of our reduction in workforce in the fourth quarter of 2024, partially offset by continued investment in sales and marketing in the long term, in order to grow our user base and increase our brand awareness. The trend and timing of sales and marketing expenses will depend in part on the timing of marketing campaigns.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include expenses related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items, allocated overhead, outside legal, accounting and other professional fees, and non income-based taxes.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenue	$634.4	$638.8	$1,884.8	$1,904.6
Cost of revenue(1)(2)	128.3	111.5	368.7	324.3
Gross profit	506.1	527.3	1,516.1	1,580.3
Operating expenses:
Research and development(1)(2)	182.3	225.7	545.1	671.9
Sales and marketing(1)(2)	91.5	110.5	271.3	331.8
General and administrative(1)(2)	57.6	63.3	170.2	178.3
Net loss on real estate assets(3)	—	—	2.6	—
Total operating expenses	331.4	399.5	989.2	1,182.0
Income from operations	174.7	127.8	526.9	398.3
Interest (expense) income, net	(20.3)	3.8	(53.5)	15.8
Other income, net	2.8	1.1	1.1	3.3
Income before income taxes	157.2	132.7	474.5	417.4
Provision for income taxes	(33.4)	(26.0)	(74.8)	(67.9)
Net income	$123.8	$106.7	$399.7	$349.5

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Cost of revenue	$5.1	$5.8	$15.6	$17.0
Research and development	55.9	66.7	156.4	186.3
Sales and marketing	5.1	6.1	15.8	17.4
General and administrative	12.5	13.7	35.6	40.1
Total stock-based compensation	$78.6	$92.3	$223.4	$260.8

(2) Includes expenses recognized during the three and nine months ended September 30, 2025, related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	20	17	20	17
Gross profit	80	83	80	83
Operating expenses:
Research and development(1)(2)	29	35	29	35
Sales and marketing(1)(2)	14	17	14	17
General and administrative(1)(2)	9	10	9	9
Net loss on real estate assets(3)	—	—	—	—
Total operating expenses	52	63	52	62
Income from operations	28	20	28	21
Interest (expense) income, net	(3)	1	(3)	1
Other income, net	—	—	—	—
Income before income taxes	25	21	25	22
Provision for from income taxes	(5)	(4)	(4)	(4)
Net income	20%	17%	21%	18%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development	9	10	8	10
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	12%	14%	12%	14%

(2) Includes expenses recognized during the three and nine months ended September 30, 2025, related to our reduction in workforce in the fourth quarter of 2024, such as severance, benefits and other related items. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.

(3) Includes impairment charges related to real estate assets as a result of our Virtual First work model.

*Percentages may not foot due to rounding.

Comparison of the three months ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$634.4	$638.8	$(4.4)	(0.7)%

Revenue decreased $4.4 million or 0.7% during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 primarily due to our strategic decision to significantly reduce our investment in FormSwift as well as weakness in Teams plans as a result of churn and fewer customers upgrading, offset by growth in our Individuals plans. In addition, revenue was positively impacted by $3.1 million from changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$128.3	$111.5	$16.8	15.1%
Gross profit	506.1	527.3	(21.2)	(4.0)%
Gross margin	80%	83%

Cost of revenue increased $16.8 million or 15.1% during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily driven by a $16.7 million increase in infrastructure costs due to increased depreciation resulting from our datacenter refresh cycle.

Our gross margin decreased during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to a 15.1% increase in our cost of revenue, along with a 0.7% decrease in revenue during the period, as described above.

Research and development

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$182.3	$225.7	$(43.4)	(19.2)%

Research and development expenses decreased $43.4 million or 19.2% during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to decreases of $34.2 million in employee-related costs driven by a decrease in headcount and $10.2 million in allocated overhead.

Sales and marketing

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$91.5	$110.5	$(19.0)	(17.2)%

Sales and marketing expenses decreased $19.0 million or 17.2% during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease of $11.6 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as a $5.1 million decrease in employee-related costs driven by a decrease in headcount.

General and administrative

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$57.6	$63.3	$(5.7)	(9.0)%

General and administrative expenses decreased $5.7 million or 9.0% during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to a decrease of $4.1 million in outside services.

Interest (expense) income, net

Interest (expense) income, net increased by $24.1 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other income, net

Other income, net increased by $1.7 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to $1.2 million in gains related to equity investments.

Provision for income taxes

Provision for income taxes increased $7.4 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due an increase in income before income taxes and the cumulative impact of the One Big Beautiful Bill Act reflected in the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$1,884.8	$1,904.6	$(19.8)	(1.0)%

Revenue decreased $19.8 million or 1.0% during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 primarily due to our strategic decision to significantly reduce our investment in FormSwift and a challenging Teams environment, offset by growth in our Individuals Plans.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$368.7	$324.3	$44.4	13.7%
Gross profit	1,516.1	1,580.3	(64.2)	(4.1)%
Gross margin	80%	83%

Cost of revenue increased $44.4 million or 13.7% during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily driven by a $40.3 million increase in infrastructure costs as we continue to add equipment in support of our datacenter refresh cycle. Additionally, we saw a smaller depreciation benefit compared to the 2024 period as a result of the change in useful lives from four to five years of certain infrastructure and component assets which was effective January 1, 2024.

Our gross margin decreased during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to a 13.7% increase in our cost of revenue, along with a 1.0% decrease in revenue during the period, as described above.

Research and development

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$545.1	$671.9	$(126.8)	(18.9)%

Research and development expenses decreased $126.8 million or 18.9% during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to decreases of $100.0 million in employee-related costs driven by a decrease in headcount and $25.9 million in allocated overhead.

Sales and marketing

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$271.3	$331.8	$(60.5)	(18.2)%

Sales and marketing expenses decreased $60.5 million or 18.2% during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease of $39.1 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as a decrease of $16.3 million in employee-related costs driven by a decrease in headcount.

General and administrative

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$170.2	$178.3	$(8.1)	(4.5)%

General and administrative expenses decreased $8.1 million or 4.5% during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to decreases of $5.3 million in allocated overhead and $4.7 million in outside services.

Net loss on real estate assets

Net loss on real estate assets was $2.6 million during the nine months ended September 30, 2025 and we did not record any gain or loss on real estate assets during the nine months ended September 30, 2024.

Interest (expense) income, net

Interest (expense) income, net increased by $69.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other income, net

Other income, net decreased $2.2 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a $2.8 million increase in foreign currency transaction losses.

Provision for income taxes

Provision for income taxes increased $6.9 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in income before income taxes and the cumulative impact of the One Big Beautiful Bill Act reflected in the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $730.7 million and short-term investments of $194.6 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. As of September 30, 2025, $351.2 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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
In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and initial delayed draw term loan commitments each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the initial Credit Agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. In September 2025, we entered into the First Amendment to the term loan facility which provided for additional secured delayed draw term loan commitments in an aggregate principal amount of up to $700.0 million. The 2025 delayed draw term loans may be borrowed solely for the purpose of prepaying, repaying, repurchasing, redeeming, exchanging or settling upon conversion the 2026 Notes. We expect to pay the 2026 Notes using proceeds from the loans prior to or at maturity in 2026.
The initial term loans have a maturity date of December 11, 2029 and the 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly principal payments for the initial term loan began on March 31, 2025 and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding term loans. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans are required beginning on the last business day of the quarter after the funding of such loans and continuing thereafter. As of September 30, 2025, we had $1,142.1 million outstanding and $1,550.0 million available to draw on the term loan facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate or a term SOFR rate (further described in Note 7 "Debt") at the Company's option. Pursuant to the terms of the Amended Credit Agreement, we are required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on both the unused portion of the initial delayed draw term loan commitments and the unused portion of the 2025 delayed draw term loans. The 2025 delayed draw term loans commitment fees will start accruing on the unused portion three months after the effective date of the First Amendment.

The term loan facility permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the Amended Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of September 30, 2025.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units and awards, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized three separate $1.2 billion Class A common stock repurchase programs since February 2022, with authorizations in February 2022, July 2023 and December 2024. We completed the February 2022 and July 2023 authorizations during the three months ended March 31, 2024, and March 31, 2025, respectively. In August 2025, our Board of Directors authorized a new repurchase program for the purchase of an additional $1.5 billion shares of our Class A common stock. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2025, we repurchased and subsequently retired 13.8 million and 46.0 million, respectively, of our Class A common stock for an aggregate amount of $393.3 million and $1,300.3 million, respectively. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
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

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by operating activities	$716.4	$680.3
Net cash provided by investing activities	66.0	330.0
Net cash used in financing activities	(1,389.9)	(1,110.5)
Effect of exchange rate changes on cash and cash equivalents	11.2	2.9
Net decrease in cash and cash equivalents	$(596.3)	$(97.3)

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
For the nine months ended September 30, 2025, net cash provided by operating activities was $716.4 million, which primarily consisted of our net income of $399.7 million, adjusted for stock-based compensation expense of $223.4 million, depreciation and amortization expenses of $116.7 million, and net cash outflow of $109.6 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2024 corporate bonus, the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, and payments related to our reduction in workforce that we announced in the fourth quarter of 2024, offset by an increase in deferred revenue, as a majority of our paying users are invoiced in advance.

The increase of $36.1 million in net cash provided by operating activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to an increase of $65.7 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash losses (gains), partially offset by an increase of $29.6 million in cash outflows from changes in operating assets and liabilities, primarily driven by the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and payments related to our reduction in workforce announced in the fourth quarter of 2024.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2025, net cash provided by investing activities was $66.0 million, which primarily related to $76.1 million in net investment activity inflows, driven by the maturities of short-term investments. The increase was partially offset by cash paid for acquisitions of $13.1 million.
The decrease of $264.0 million in net cash provided by investing activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a decrease of $309.1 million in net investment activity inflows, offset by a decrease of $44.7 million in cash paid for acquisitions and $8.7 million in cash paid for capital expenditures.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), principal payments on finance lease obligations for our infrastructure equipment, principal payments on amounts drawn upon the term loan facility, payments of debt issuance costs and loan commitment fees related to the term loan facility, and payments of acquisition-related indemnity holdback amounts, offset by proceeds from the term loan facility.
For the nine months ended September 30, 2025, net cash used in financing activities was $1,389.9 million, which primarily consisted of $1,298.9 million for the repurchase of our common stock, $113.9 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, $101.9 million in principal payments on finance lease obligations, and $7.9 million for the principal payments against the term loan facility. The outflow was offset by $132.6 million in proceeds from the term loan facility, net of debt issuance costs and loan commitment fees.
The increase of $279.4 million in net cash used in financing activities during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to an increase of $410.6 million in repurchases of our common stock, an increase of $7.9 million in principal payments against the term loan facility, and an increase of $5.7 million in principal payments on finance lease obligations, offset by an increase of $132.6 million in proceeds from the term loan facility, net of debt issuance costs and loan commitment fees, and a decrease of $17.1 million in cash paid for the release of acquisition-related indemnity holdback payments after the acquisition date in accordance with the merger agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $730.7 million and short-term investments of $194.6 million as of September 30, 2025. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of September 30, 2025, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Any borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin of 2.75%, or (b) an overnight or term SOFR rate (based on one, three or six month interest periods), plus a margin of 3.75%. As of September 30, 2025, we had $1,142.1 million outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three and nine months ended September 30, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $2.6 million and $7.6 million change, respectively, in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the nine months ended September 30, 2025 and 2024. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2025 and 2024.
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

On July 19, 2019 and July 23, 2021, Motion Offense, LLC (“Motion Offense”) filed patent infringement suits in the Western District of Texas (Waco Division) asserting infringement of a total of six patents. These lawsuits were consolidated in September 2021 (“the Consolidated Action”). In April 2023, Motion Offense filed a third patent infringement lawsuit involving one patent, which was not consolidated into the Consolidated Action.

The Consolidated Action had a jury trial in May 2023, and the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 verdict. The parties completed briefing on Motion Offense’s post-trial motions and are awaiting the court to schedule a hearing and issue a decision. The final judgment in the district court may be appealed to the Federal Circuit.
In Motion Offense’s third patent infringement suit, the parties filed their initial pleadings but the case is currently stayed pending Dropbox’s Inter Partes Review (“IPR”) of the asserted patent. On June 30 and July 1, 2025, the Patent Trial and Appeal Board issued Final Written Decisions in the IPRs determining the challenged and asserted claims unpatentable. Motion Offense filed Notices of Appeal with the Federal Circuit and its opening appeal briefs are due in December 2025. Dropbox believes Motion Offense’s allegations in the third lawsuit are similarly without merit and will vigorously defend against them.

In addition, in December 2022, Entangled Media, LLC filed a patent infringement suit against Dropbox in the Western District of Texas (Austin Division). The complaint alleges that Dropbox infringes two patents (U.S. Patent Nos. 8,296,338 and 8,484,260). In June 2023, the case was transferred to the Northern District of California (San Jose Division). In August 2025, the court granted-in-part Dropbox’s Motion for Summary Judgment, finding that Dropbox does not infringe one of the asserted patents (No. 8,484,260). One patent remains for trial. The trial is currently set for March 16, 2026. Dropbox believes it has meritorious defenses and plans to vigorously defend this matter.

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

Additionally, many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2025, we served over 700 million registered users but only 18.07 million paying users. The actual number of unique users is lower than we report as one person may register more than once for our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack, BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform and have in the past experienced delays in modifying our platform to assure its compatibility with that of other third parties following development changes. If we are unable to ensure compatibility of our platform with desired third-party services, our business may be adversely impacted.

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

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, while we believe our Virtual First strategy gives us the opportunity to align our resources to create a more nimble and streamlined organization, we can provide no assurance that we will be able to successfully execute on these plans, and failure to successfully manage these transitions may cause disruptions to our business. Additionally, we will need to adapt and respond to frequently changing circumstances that may impact our workforce, such as natural disasters or pandemics, or our ability to maintain an effective workforce may be impacted.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our term loan facility, the 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of Notes require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our term loan facility exposes us to floating interest rates where changes in benchmark interest rates could negatively impact our borrowing costs. The delayed draw features may also impose additional commitment or unused-facility fees, amortization or prepayment obligations, which will require additional cash outflows. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attacks, war, or terrorist attacks, and pandemics;

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

As of December 31, 2024, we had U.S. federal and state and non-U.S. net operating loss carryforwards and U.S. federal and state and non-U.S. research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or research credit carryforwards before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

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

For example, on July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We expect OBBBA will reduce our U.S. cash tax payments in 2025 but increase tax expense, primarily due to the reinstatement of immediate expensing for U.S. research expenditures which substantially lowers taxable income and limits the availability of certain credits and deductions. The issuance of future regulatory or accounting guidance related to OBBBA may adversely affect our tax provision.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that have gone into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that will go into effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU has enacted or revised numerous regimes relating to cybersecurity. For example, it has revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risk that will apply to entities in the financial sector and their third-party cloud service providers.

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

With respect to the Entangled Media Litigation, trial is currently set for March 16, 2026. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

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

•the inclusion, exclusion, or deletion of our stock from any trading indices; and

•general economic conditions and slow or negative growth of our markets and catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attacks, wars or other armed conflicts, terrorist attacks, and pandemics.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of September 30, 2025, our directors and executive officers, and their respective affiliates, held in the aggregate 80.5% of the voting power of our capital stock, with Mr. Houston holding approximately 80.4% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We initially implemented a stock repurchase program in 2020. In December 2024, the Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock and in August 2025, the Board of Directors authorized the repurchase of up to an additional $1.5 billion. As of September 30, 2025, we have repurchased approximately $5.3 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases will be made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, as part of the IRA, the United States implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our Board of Directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2025.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	5.11	$27.46	5.11	$330.30
August 1 - 31	4.80(3)	$27.43	4.79	$198.95
September 1 - 30	3.85	$30.56	3.85	$1,581.28
Total	13.76	$28.32	13.75

(1) In February 2022, our Board of Directors authorized a $1.2 billion share repurchase program, which we completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion program, completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion program, under which we continue to repurchase shares. In August 2025, the Board of Directors authorized a new share repurchase program for the purchase of an additional $1.5 billion of shares. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 11 "Stockholders' Deficit" for additional information.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 11,354 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 10, 2025, Lisa Campbell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 4,222 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 22, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1	Amendment No. 1 to Credit and Guaranty Agreement, dated as of September 9, 2025, by and among the Company, the guarantors party thereto, the lenders party thereto, the issuing bank and the administrative agent and collateral agent.	8-K	001-38434	10.1	September 9, 2025

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 7, 2025	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Timothy J. Regan
Timothy J. Regan
Chief Financial Officer
(Principal Financial Officer)