Form 10-K
period 2025-12-31
DROPBOX, INC.
filed 2026-02-20
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant's Class A common stock on June 30, 2025 as reported by the NASDAQ Global Select Market on such date was approximately $3,097.8 million. Shares of the registrant’s Class A common stock held by each executive officer, director and holder of 5% or more of the outstanding Class A common stock have been excluded as such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of February 13, 2026, there were 165,704,072 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals and 22,427 shares of Class A common stock subject to restricted stock awards that were granted to other Dropbox executives and vest upon the satisfaction of a service condition), 75,484,246 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated herein by references in Part II and Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•Our ability to attract and retain users and convert users to paying users;

•Our ability to prevent security breaches and our liability or other potential legal, regulatory, or reputational consequences of any unauthorized access to our data or our customer data;

•Our ability to prevent any significant disruption of service on our platform or loss of content;

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

•Our ability to attract, retain, integrate, and manage key and other highly qualified personnel, including as a result of our Virtual First work model with an increasingly distributed workforce;

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

•Our rate of growth has declined and we have experienced negative growth in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may continue to experience negative growth in future periods.

•Our business depends on our ability to attract and retain users, convert users to paying users and upgrade paying users, and any decline in acquisitions, renewals or upgrades could adversely affect our future results of operations.

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

Our market opportunity grew as we’ve expanded from keeping files in sync to keeping teams in sync. Today, we are focused on reimagining the way work gets done by reducing the inordinate amount of time and energy the world spends on “work about work”—tedious tasks like searching for content, switching between applications, and managing workflows. We believe the need for our platform will continue to grow as teams become more fluid and global, and content is increasingly fragmented across incompatible tools and devices. Dropbox breaks down silos by centralizing the flow of information between the products and services our users prefer, even if they’re not our own. In a world where using technology at work can be fragmented and distracting, Dropbox makes it easy to focus on the work that matters.

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.08 million paying users as of December 31, 2025.

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

Open ecosystem
Because people use a wide variety of devices, tools and platforms, Dropbox works across the devices, operating systems, and apps users want—from Android to iOS, Windows, Mac, desktop, and mobile. We also integrate seamlessly with other products, integrating with partners including Microsoft, Zoom, Slack (now part of Salesforce), BetterCloud, Atlassian, Google and a variety of productivity, collaboration, data management, and security vendors.

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
•Product experiences and integrations. The insights we glean from our community of users and our deep integrations with best-of-breed companies lead us to develop or acquire new product experiences and extend the capabilities of our platform. Products like Dropbox Backup, Dropbox Sign, DocSend, Dropbox Dash ("Dash"), Dropbox Replay, Dropbox Transfer, and Reclaim.ai, Inc. ("Reclaim") and deep integrations with companies like Microsoft, Zoom, Atlassian, Slack (now part of Salesforce), BetterCloud and Google help us provide our users with the functionality they need to do their best work. Machine learning further improves the user experience by enabling more intelligent search, better organization, and utility of information. We have also made investments in developing products that incorporate artificial intelligence ("AI") technologies, further expanding the value of our platform and deepening user engagement. Additionally, our strategic partnerships with AI-focused companies strengthen our ability to drive AI-powered innovation and reimagine digital collaboration.

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

Version history. As paying users work on files, our servers keep snapshots of all their changes. Users can see a file’s complete version history to reference and retrieve older versions, with version histories retained for up to 365 days for paying users, depending on the users’ subscription.

Third-party ecosystem. Our open and thriving ecosystem fosters deeper relationships with our users and developers. Developers can build applications that connect to Dropbox through our DBX Developer Platform. For example, email apps can plug into Dropbox to send attachments or shared links, video-conferencing apps allow users to start meetings and share content natively from Dropbox, and eSignature apps give users the ability to manage and maintain contract workflows all from within Dropbox. As of December 31, 2025, Dropbox received over 75 billion API calls per month and just over 1,000,000 developers had registered and built applications on our platform. In addition, more than 80% of Dropbox Business teams have linked to one or more third-party applications.

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

Dash. Dropbox Dash is an AI-powered, universal search tool that enables teams to find, organize, share, and manage content across Dropbox and other connected third-party applications from a single interface. Dash uses AI to surface relevant results and insights across connected content while respecting existing permissions and security controls.

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

Our Customers
We’ve built a thriving global business with 18.08 million paying users. As of December 31, 2025, we had approximately 575,000 paying Dropbox Business teams. Our customer base is highly diversified, and in 2025, 2024, and 2023, no customer accounted for more than 1% of our revenue. Our customers include individuals, families, teams, and organizations of all sizes, from freelancers and small businesses to Fortune 100 companies. They work across a wide range of industries, including professional services, technology, media, education, industrials, consumer and retail, and financial services. Within companies, our platform is used by all types of teams and functions, including sales, marketing, product, design, engineering, finance, legal, and human resources.

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

Our goal is to rapidly demonstrate the value of our platform to our users in order to convert them to paying users and upgrade them to our premium offerings. This includes introducing capabilities such as Dropbox Dash, our AI-powered universal search tool, which enables users to find, organize, share, and manage content across Dropbox and other connected third-party applications from a single interface. We reach them through in-product prompts and notifications, time-limited trials of paid subscription plans, email, and lifecycle marketing. Each year, hundreds of millions of devices—including computers, phones, and tablets—are actively connected to the Dropbox platform, representing a large number of touchpoints to communicate with our users. We complement our self-serve strategy with targeted outbound sales to pursue organizations best suited to our product.

Once prospects are identified, our sales team works to broaden adoption of our platform into wider-scale deployments. We also acquire some users through paid marketing and distribution partnerships in which hardware manufacturers pre-install our software on their devices.

Our Technology Infrastructure and Operations
Our users trust us with their most important content, and we focus on providing them with a secure and easy-to-use platform. More than 90% of our users’ data is stored on our own custom-built infrastructure, which has been designed from the ground up to be reliable and secure, and to provide annual data durability of at least 99.999999999%. We have datacenter co-location facilities in Oregon, Texas, Virginia, Paris and Hamburg.

We also utilize Amazon Web Services ("AWS") for the remainder of our users’ storage needs and to help deliver our services. These AWS datacenters are located in the United States, Australia, Europe, and Japan, which allows us to localize where content is stored. Our technology infrastructure, combined with select use of AWS resources, provides us with a distributed and scalable architecture on a global scale.

We designed our platform with multiple layers of redundancy to guard against data loss and deliver high availability. Incremental backups are performed hourly and full backups are performed daily. In addition, as a default, redundant copies of content are stored independently in at least two separate geographic regions and replicated reliably within each region.

We make investments in technology both to improve our existing products and services and to develop new ones. We have made, and continue to make, investments in developing products that will incorporate AI, such as Dash.

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
Our Competition

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack (now part of Salesforce) and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises as well as in the e-signature market along with Adobe and DocuSign and in the AI content search market along with Glean, Guru and Notion. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market.
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

We have over 1,900 issued patents and more than 280 pending patent applications in the United States and abroad. These patents and patent applications seek to protect our proprietary inventions relevant to our business. In addition, we license a number of key third-party patents in the file collaboration, storage, syncing, and sharing markets.

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

Human Capital
At Dropbox, we believe that the world can work better. But that starts with us: building a team that emphasizes the kindness and collaboration needed to grow. We believe the strength of our workforce is one of the most significant contributors to our success. As of December 31, 2025, we had 2,113 full-time employees. Of our full-time employees, 1,612 were located in the United States and 501 were employees located outside of the United States. None of our employees are represented by a labor union, except to the extent certain employees outside the United States are represented by national trade unions or local works councils. We have not experienced any work stoppages, and we believe that our employee relations are strong.

Virtual First
We operate in a Virtual First work model pursuant to which remote work is the primary experience for all of our employees. As a result, we have seen our workforce become more distributed over time. Teams also meet in person several times a year, using repurposed real estate called "Dropbox Studios" or flexible workspaces known as "On-Demand Spaces.” Part of Virtual First includes empowering our employees to adopt flexible working arrangements and providing tools for efficient remote collaboration and continuing to provide opportunities for in-person collaboration at “Dropbox Studios” or “On-Demand Spaces.” Additionally, we provide our employees with a quarterly allowance that can be used to cover expenses related to health and fitness, family and caregiver support, productivity and ergonomics, financial wellness, and learning and development programs, as well as resources to support their effectiveness in their work environments.

Compensation and Benefits Program
Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business, contribute to our strategic goals and create long-term value for our stockholders. We provide employees with competitive compensation packages that include base salary, annual incentive bonuses, 401(k) with a company match up to a specific threshold, and equity awards which align the interests of our employees with our stockholders. Our competitive benefits package includes medical, dental, vision, life and disability plans. In addition to these core benefits, we also provide enhanced mental health benefits, family formation benefits and our adoption and surrogacy assistance program. Our comprehensive programs also provide various leave benefits - including paid parental leave for all eligible employees.

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

Learning and Development
We want all of our employees to have thriving careers where they grow and develop in meaningful ways. We develop and provide access to internal learning and development resources to assist in professional development in various ways such as skills-building programs, on-demand learning options, mentoring programs, and leadership development courses. We launched an AI Academy with multiple tracks in 2025 to help all Dropboxers learn to use AI responsibly and more proficiently to be more productive in their roles. We also offer extensive onboarding and training programs to prepare our employees at all levels for career progression and individual development.

Community
We empower our employees to give back to their communities by providing paid volunteer time off, matching a portion of employee donations to nonprofits, and making product donations to nonprofit organizations nominated by our employees.

Corporate Information
We were incorporated in May 2007 as Evenflow, Inc., a Delaware corporation, and changed our name to Dropbox, Inc. in October 2009. In March 2025, we reincorporated in the state of Nevada. Our principal offices are located at 1800 Owens Street, San Francisco, California, 94158, and our telephone number is (415) 930-7766. Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “DBX.”

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
Risks Related to Our Business and Operations
Our rate of growth has declined and we have experienced negative growth in past periods. If we do not successfully execute our plan for future growth, our growth rate may continue to decline and we may continue to experience negative growth in future periods.
The rate of growth of our business and revenue has declined in recent periods and we have experienced negative growth. If we are unable to execute on our new product initiatives and plans for growth in the future, we may be unable to reverse this trend. Our new product initiatives, including any AI-based initiatives, are intended to result in growth, but such initiatives require a period of investment and ultimately may not succeed on the timelines we expect or at all. If our new products or product enhancements do not achieve adequate adoption by our customers or do not result in increased paid users or subsequent renewals, our competitive position will be impaired or our anticipated revenue growth may not be achieved. Any additional revenue our new initiatives generate may be insufficient to offset the amounts we have invested or the declining rates of growth in other areas of our business and may harm our profitability.

Efforts to grow and expand our business, including the introduction of new features and products, places a continuous significant strain on our management, operational, and financial resources. As we introduce new products and features, including AI features, our information technology systems, organizational structures, and internal controls and procedures may not be adequate to support our operations, particularly to the extent our user base and third-party relationships expand or change as a result of these new products and features. In addition, our challenges may be heightened in connection with our Virtual First work model, as we engage an increasingly distributed employee base in countries around the world, as well as our focus on aligning our resources to create a nimble and streamlined organization. Issues related to Virtual First have from time-to-time in the past, and may in the future, slow or limit our ability to execute against our product initiatives, impact user experience, and impair growth. Moreover, any increasing complexity of our product offerings could harm our customer experience and negatively impact user retention or the conversion of registered users to paying users.

In order to return to growth or reaccelerate our growth, we must effectively allocate our resources and if we invest in future growth, or reduce resources allocated to certain products, functions, or strategies, and fail to achieve our goals our business will be harmed. Our ability to forecast our future results of operations and future growth is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always received, and we may not in the future receive, the return we expect on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

Our business depends on our ability to attract and retain users, convert users to paying users and upgrade paying users, and any decline in acquisitions, renewals or upgrades could adversely affect our future results of operations.

Our business depends upon our ability to continually add new users and to maintain and expand our relationships with our users. In particular, in order to grow our revenue, we must attract and retain paying users and convert registered users to paying users. Historically, our revenue has been driven by our self-serve model, and we generate more than 90% of our revenue from self-serve channels. Our self-service channel revenue is driven by word-of-mouth referrals, recommendations, and positive brand recognition in the marketplace, among other factors. Any decrease in user satisfaction with our products or support could harm our brand, word-of-mouth referrals, and ability to grow.

Many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of December 31, 2025, we served over 700 million registered users but only 18.08 million paying users. The actual number of unique users is lower than we report as one person may register more than once on our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

Even if we are able to convert a user to a paying user, or attract paying users, our business is subscription-based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals and upgrades of subscriptions to our platform have fluctuated, we have experienced periods in which our number of paying users has declined, renewals and upgrades of subscriptions to our platform have declined and our number of paying users may continue to fluctuate or decline in any period or over time. Paying users may downgrade or not renew their subscriptions because of several factors, such as dissatisfaction with our products, support, pricing, mix of features (including data storage limits), or user experience, a user no longer having a need for our products, as a result of impacts from our decisions regarding marketing spend and investment focus, the availability of competitive products, including products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of macroeconomic trends or catastrophic events on our paying users and their willingness or ability to pay for subscriptions. Any decrease in renewals or downgrade of subscriptions to our platform could harm our ability to grow revenue.

We are focused on increasing recurring revenue and we believe that users that subscribe to our premium paid offerings demonstrate a propensity to retain and expand their deployments over time. If we are unable to increase our paying user growth rates or to offset declines in the number of new paying users with increased revenue per paying user, our revenue and operating results will be adversely affected. We seek to expand within organizations through viral means by adding new users, having workplaces purchase additional products, or expanding the use of Dropbox into other departments within a workplace. We often see enterprise IT decision-makers adopting Dropbox after noticing substantial organic adoption by individuals and teams within the organization. However, if our paying users cancel their subscriptions or fail to renew, or if we fail to upgrade our paying users to premium offerings or expand within organizations, our business, results of operations, and financial condition may be harmed. In addition, certain of our enterprise licenses have a large number of seat licenses. Loss of paying users due to non-renewal of contracts that cover a large number of seat licenses has from time to time negatively impacted our number of paying users, causing the number of net new paying users to decline or be negative. Accordingly, an enterprise decision not to renew its license may have a material impact on our number of paying users and could also have a significant impact on our business, results of operations, and financial condition as a result. Furthermore, macroeconomic changes or other factors resulting in our customers reducing their number of seat licenses over time, including as a result of increased adoption of AI tools, could negatively impact our business and financial results. Additionally, the timing of certain contract renewals that include a significant number of seat licenses may make any projections relating to our future paying users more uncertain. Although it is important to our business that our users renew their subscriptions after their existing subscriptions expire and that we expand our commercial relationships with our users, given the volume of our users, we may be unable to address any retention issues with specific users in a timely manner, which could harm our business.

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

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. Furthermore, despite our security measures, contractors and other individuals (some of whom our intelligence indicates are supported by nation states) have in the past gained, and in the future may gain, access to our systems. This risk may increase when vendors and contractors work remotely, including as part of our Virtual First work model. Additionally, unapproved internal AI product usage or human error in the product development process each have the potential to result in disclosure of user or company content data.

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

In addition, the datacenters that we use are vulnerable to damage or interruption from human error, technical defects, intentional bad acts, security breaches and incidents, including computer malware, ransomware, cyber viruses, social engineering (phishing attacks), denial of service or other attacks, employee theft or misuse and other network attacks, earthquakes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, any of which could disrupt our service, destroy user content, or prevent us from being able to continuously back up or record changes in our users’ content. In the event of significant physical damage to one of these datacenters, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Damage or interruptions to these datacenters could harm our platform and business.

We operate in competitive markets, and we must continue to compete effectively.

The market for content collaboration platforms is competitive and rapidly changing. Certain features of our platform compete in the cloud storage market with products offered by Microsoft, Amazon, Apple, Google, and Adobe and in the content collaboration market with products offered by Microsoft, Atlassian, Slack (now part of Salesforce), and Google. On a more limited basis, we compete with Box in the cloud storage market for deployments by large enterprises, as well as in the e-signature market along with Adobe and DocuSign and in the AI content search market along with Glean, Guru and Notion. We have also made and will continue to make significant investments in developing products in the highly-competitive marketplace for AI technology and, in light of the rapid development and significant competitive pressures, we may not be able to compete effectively or realize a return on our investments. We also compete with smaller private companies that offer point solutions in the cloud storage market or the content collaboration market. We believe the principal competitive factors in our markets include the following:

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business and strategic shifts that could impact short-term growth or profitability. In particular, we have made, and intend to continue making, significant investments in developing products that will incorporate AI. While we believe that such new products have the potential to drive future growth of our business, the development of such new features will require us to incur significant costs, and may adversely affect our gross margins, and there is no guarantee that these new product offerings will ultimately be adopted by users, achieve product-market fit, result in additional revenue or otherwise generate our desired return on investment. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability.

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

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, in response to the COVID-19 pandemic, we transitioned to a Virtual First work model, which may lead to disruptions and decreased productivity that could result in delays in our product development process as compared to a fully in-office model. The risk of such disruptions and decreased productivity may persist as our workforce operates under a Virtual First work model. We have also in the past experienced delays in our internally planned release dates for new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a positive return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

Our business depends upon the interoperability of our platform across devices, operating systems, and third-party applications that we do not control.

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack (now part of Salesforce), BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform and have in the past experienced delays in modifying our platform to assure its compatibility with that of other third parties following development changes. If we are unable to ensure compatibility of our platform with desired third-party services, our business may be adversely impacted.

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

We depend on the continued service and performance of our key personnel. In particular, Andrew W. Houston, our Chief Executive Officer and one of our co-founders, is critical to our vision, strategic direction, culture, and offerings. From time-to-time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, Tim Regan stepped down as our Chief Financial Officer in December 2025, and Ross Tennenbaum was subsequently appointed as successor. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

All of our officers and key personnel are at-will employees. In addition, many of our key technologies and systems are custom-made for our business by our key personnel. The loss of key personnel, including key members of our management team, as well as certain of our key marketing, sales, product development, or technology personnel, could disrupt our operations and have an adverse effect on our ability to grow our business. In addition, while we believe our Virtual First work model gives us the opportunity to align our resources to create a more nimble and streamlined organization, we can provide no assurance that we will be able to successfully execute on these plans, and failure to successfully manage these transitions may cause disruptions to our business. Additionally, we will need to adapt and respond to frequently changing circumstances that may impact our workforce, such as natural disasters or pandemics, or our ability to maintain an effective workforce may be impacted.

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First work model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial results, and growth prospects could be harmed.

Additionally, if we do not maintain and continue to develop our corporate culture as we grow and evolve, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. Additions of executive-level management, significant numbers of new and remote employees, our workforce reduction, and higher employee turnover could significantly and adversely impact our culture, as could our Virtual First work model.

We operate with a Virtual First workforce and the long-term impact of this model on our financial results and business operations remains uncertain.

Since October 2020, we have operated under a Virtual First work model pursuant to which remote work has become the primary experience for all of our employees and we expect our workforce to remain significantly distributed over the long term. Additionally, there is no guarantee that we will realize the anticipated benefits to our business, including cost savings, increased employee satisfaction or ability to attract and retain employees. We may also not achieve operational efficiencies, or increased productivity.

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

In addition, our Virtual First work model has reduced our need for office space relative to our existing lease commitments and, as a result, we have recorded and may in the future record impairment charges related to the office spaces we no longer expect to need, which impacted and may in the future impact our ability to achieve or maintain GAAP profitability. Furthermore, any prolonged recessionary period and industry shifts towards remote or distributed work, declines in rent prices or increased availability of open office space, may prevent us from finding subtenants for our unused office space on favorable terms or at all. In the event that we are unable to sublease our space on favorable terms or at all, or if we are able to sublease space but our subtenants fail to make lease payments to us or otherwise default on their obligations to us, we may generate less sublease income than we have currently estimated, continue to incur substantial payment obligations under our leases and incur additional or higher impairment charges than we have currently estimated, any of which could materially and adversely affect our business, cash flows, results of operations, profitability, and financial condition.

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

We have designed our platform to be easy to adopt and use with minimal to no support necessary. Any increased user demand for customer support could increase costs and harm our results of operations. In addition, as we continue to grow our operations and support our global user base, we need to be able to continue to provide efficient customer support that meets our customers’ needs globally at scale. If we are unable to provide efficient customer support globally at scale, including through the use of third-party customer support partners, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could harm our results of operations. Our new user signups are highly dependent on our business reputation and on positive recommendations from our existing users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could harm our reputation, business, results of operations, and financial condition.

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

We have paying users across approximately 180 countries and approximately 44% of our revenue in the year ended December 31, 2025 was generated from paying users outside the United States. We expect to continue to expand our international operations, which may include employees working in new jurisdictions and providing our products in additional languages. Any new markets or countries into which we attempt to sell subscriptions to our platform may not be receptive. For example, we may not be able to expand further in some markets if we are unable to satisfy certain government- and industry-specific requirements. In addition, our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal and regulatory systems, alternative dispute systems, and commercial markets. International expansion has required, and will continue to require, investment of significant funds and other resources. Expanding and operating internationally subjects us to regulatory, economic, geographic, social, and political risks and may increase risks that we currently face, including risks associated with:

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

If the datacenters and service providers that we use are unable to keep up with our growing needs for capacity, or if we are unable to renew our agreements with datacenters, and service providers on commercially reasonable terms, we may be required to transfer servers or content to new datacenters or engage new service providers, and we may incur significant costs, and possible service interruption in connection with doing so. Any adverse changes in third-party service levels at datacenters or any real or perceived errors, bugs, defects, disruptions, or other performance problems that adversely impact our platform could harm our reputation and may result in damage to, or loss or compromise of, our users’ content. Interruptions in our platform might, among other things, reduce our revenue, cause us to issue refunds to users, subject us to potential liability, harm our reputation, or decrease our renewal rates, and we may not have adequate recourse, or recourse at all, from the datacenter and service provider, which could further harm our business, results of operations and financial condition.

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

We also depend on our ecosystem of developers to create applications that will integrate with our platform. As of December 31, 2025, Dropbox received over 75 billion API calls per month, and just over 1,000,000 developers had registered and built applications on our platform. Our reliance on this ecosystem of developers creates certain business risks relating to the quality of the applications built using our APIs, service interruptions of our platform from these applications, lack of service support for these applications, and possession of intellectual property rights associated with these applications.

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

We may have to pay a substantial portion of our available cash, incur debt, or issue equity securities to pay for any such acquisitions, each of which could affect our financial condition or the value of our capital stock. The issuance of equity consideration or the sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt, it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to flexibly operate our business.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2025, we had an aggregate of $1,110.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, as of December 31, 2025, we had $1,488.3 million in aggregate principal amount of term loans outstanding under our term loan facility. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

As we strive to grow our business, expenses may increase as we continue to make investments to scale our business, reposition our products, and respond to new technologies; in particular, we are making significant investments in AI technologies and product development. For example, we will need an increasing amount of technical infrastructure to continue to satisfy the needs of our user base. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Accordingly, our profitability may fluctuate in certain periods, or we may fail to meet our profitability targets. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, in connection with our Virtual First work model, we have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our Virtual First work model. The long-term benefits of our Virtual First work model may not materialize in the way we expect and any savings may not offset these charges and expenses, which would have an adverse impact on our profitability. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our term loan facility, the 2026 Notes and 2028 Notes, or to make cash payments in connection with any conversion of the 2026 Notes, 2028 Notes or upon any fundamental change if holders of the applicable series of Notes require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our term loan facility exposes us to floating interest rates where changes in benchmark interest rates could negatively impact our borrowing costs. The delayed draw features of our term loan facility may also impose additional commitment or unused-facility fees, or prepayment obligations, which will require additional cash outflows. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

•the amount and timing of operating expenses, including expenses related to the maintenance and expansion of our business, operations, and infrastructure, hiring, and sales and marketing campaigns, as well as entry into or exit of operating and finance leases;

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

•catastrophic events, including earthquakes, fires, floods, tsunamis, or other weather events, power loss, telecommunications failures, software or hardware malfunctions, cyber-attacks, wars, or terrorist attacks, and pandemics;

•changes in reserves or other non-cash credits or charges, such as the impairment charges as a result of changes in the corporate real estate market which impacted our subleasing strategy in conjunction with our Virtual First work model, and changes to deferred tax asset valuation allowances; and

•any other impacts from our Virtual First work model.

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

We are exposed to the effects of fluctuations in currency exchange rates within our international operations. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. In 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies has in the past and could in the future cause our revenue to decline relative to our costs, thereby decreasing our margins. Our results of operations are primarily subject to fluctuations in the Euro and British pound sterling. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, we also face translation exposure due to fluctuations in currency exchange rates, which could hinder our ability to predict our future results and earnings and could materially impact our results of operations. We do not currently maintain a program to hedge exposures to non-U.S. dollar currencies.

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

As of December 31, 2025, we had U.S. federal and state and non-U.S. net operating loss carryforwards and U.S. federal and state and non-U.S. research credit carryforwards available to reduce our future taxable income and/or tax liabilities. It is possible that we will not generate sufficient taxable income in time to use all of these net operating loss carryforwards and/or research credit carryforwards before their expiration. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5-percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules and other limitations may apply under state tax laws. We have determined that we have experienced multiple ownership changes and, as a result, the annual utilization of our net operating loss carryforwards and other pre-change attributes will be subject to limitation. However, we do not expect that the annual limitations will significantly impact our ability to utilize our net operating loss or tax credit carryforwards prior to expiration.

Our operating results may be harmed if we are required to collect or pay incremental sales, value-added, or other related indirect taxes for our services or in jurisdictions where we have not historically done so.

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

For example, on July 4, 2025, tax legislation commonly known as the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. OBBBA reduced our U.S. cash tax payments in 2025 but increased tax expense, primarily due to limits to the availability of certain credits and deductions resulting from the reinstatement of immediate expensing for U.S. research expenditures. The issuance of future regulatory or accounting guidance related to OBBBA may adversely affect our tax provision.

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

We are subject to compliance with various laws, including those covering copyright, indecent content, child protection, consumer protection, age verification, and similar matters. There have been instances where improper or illegal content has been stored on our platform without our knowledge. As a service provider operating at scale, we do not comprehensively monitor our platform to evaluate the legality of content stored on it. While to date we have not been subject to material legal or administrative actions as result of this content, the laws in this area are currently in a state of flux and vary widely between jurisdictions. Accordingly, it may be possible that in the future we and our competitors may be subject to legal actions, along with the users who uploaded such content. In addition, regardless of any legal liability we may face, our reputation could be harmed should there be an incident generating extensive negative publicity about the content stored on our platform. Such publicity could harm our business and results of operations.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that have gone into effect in 2025, and Indiana, Kentucky, and Rhode Island have enacted similar laws that take effect in 2026. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU has enacted or revised numerous regimes relating to cybersecurity. For example, it has revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risks that will apply to entities in the financial sector and their third-party cloud service providers.

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

With respect to the Motion Offense Litigation, a jury trial was conducted in May 2023. The jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 jury verdict. A decision on post-trial briefing is currently pending. The final judgment may be appealed to the Federal Circuit.

With respect to the Entangled Media Litigation, trial is currently set for September 8, 2026. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

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

We rely and expect to continue to rely on a combination of patents, patent licenses, trade secrets, domain name protections, trademarks, and copyright laws, as well as confidentiality and license agreements with our employees, consultants, and third parties, to protect our intellectual property and proprietary rights. In the United States and abroad, we have over 1,900 issued patents and more than 280 pending patent applications. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge our proprietary rights, pending and future patent, trademark, and copyright applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have also devoted substantial resources to the development of our proprietary technologies and related processes. In order to protect our proprietary technologies and processes, we rely in part on trade secret laws and confidentiality agreements with our employees, consultants, and third parties. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover our trade secrets, in which case we would not be able to assert trade secret rights. Further, laws in certain jurisdictions may afford little or no trade secret protection, and any changes in, or unexpected interpretations of, the intellectual property laws in any country in which we operate may compromise our ability to enforce our intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our platform, brand, and other intangible assets may be diminished and competitors may be able to more effectively replicate our platform and its features. Any of these events could materially and adversely affect our business, results of operations, and financial condition.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of December 31, 2025, our directors and executive officers, and their respective affiliates, held in the aggregate 81.4% of the voting power of our capital stock, with Mr. Houston holding approximately 81.4% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Significant Impacts of Stock-Based Compensation” included in Part II of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Beginning December 1, 2025, holders of the 2026 Notes have the right to convert all or any portion of their 2026 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding March 1, 2026, the maturity date of the 2026 Notes.

Nevada law and provisions in our articles of incorporation and bylaws, could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting or restricting us from engaging in a business combination with an interested stockholder for a period of up to four years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

•when the outstanding shares of Class B common stock represent less than a majority of the total combined voting power of our Class A and Class B common stock, or the Voting Threshold Date, our Board of Directors will be classified into three classes of directors with staggered three-year terms;

•until the Class B common stock, as a class, converts to Class A common stock, any amendments to our articles of incorporation will require the approval of two-thirds of the combined vote of our then-outstanding shares of Class A common stock and Class B common stock, voting as a single class; and certain amendments to our articles of incorporation will require the approval of a majority of the outstanding shares of Class A common stock and Class B common stock, each voting as a separate class;

•following the conversion of our Class B common stock, as a class, to Class A common stock, certain amendments to our articles of incorporation will require the approval of two-thirds of the then outstanding voting power of our stockholders, voting as a single class;

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

We initially implemented a stock repurchase program in 2020. In December 2024, the Board of Directors authorized the repurchase of up to an additional $1.2 billion of the outstanding shares of our Class A common stock and in August 2025, the Board of Directors authorized the repurchase of up to an additional $1.5 billion. As of December 31, 2025, we have repurchased approximately $5.7 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our Board of Directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

Occurrence of any catastrophic event, including earthquake, fire, flood, tsunami, or other weather event, power loss, telecommunications failure, software or hardware malfunctions, cyber-attacks, wars, or terrorist attacks, could result in lengthy interruptions in our service or result in unexpected increases in our costs. Further, outbreaks of pandemic diseases, or the fear of such events, have resulted in responses, including government-imposed travel restrictions, grounding of flights, and shutdown of workplaces. As a result, we have in the past conducted business with substantial modifications, including modifications to employee travel and employee work locations. Any such modifications we make in the future may disrupt important business operations, such as our product development and sales and marketing activities, and the productivity of our employees.

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

We are routinely under audit by federal, state, local and non-US tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. We believe our tax estimates are reasonable; however, tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. The Internal Revenue Service (IRS) is currently examining our consolidated federal income tax returns for the periods ending December 31, 2022 through December 31, 2024. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal or state, or non-U.S. tax laws, including the implementation of digital services or other similar taxes or taxes imposed in retaliation for any tariffs in the United States, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Furthermore, the loss of expertise and institutional knowledge of employees may negatively impact our ability to maintain adequate controls and procedures. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement that could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Our cybersecurity risk management approach is supplemented by external and internal management audits against commonly accepted frameworks, including SOC-2 and ISO/IEC 27001, which are designed to test the effectiveness of our security controls. We conduct penetration testing on a periodic basis and have established an external bug bounty program through which security researchers can help identify vulnerabilities in our systems before threat actors do. We also maintain a vendor risk management program designed to identify and mitigate risks associated with third-party suppliers and business partners. This program includes pre-engagement diligence, contractual security and notification provisions, and ongoing monitoring, as appropriate.

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

We have also established a cross-functional leadership team to oversee our information security and privacy programs and practices, as well as to assess, identify, manage, and mitigate security and privacy risks. Members of this team also report periodically to the Board of Directors, Audit Committee, and members of our senior leadership team. This team includes senior leaders from our legal, privacy, information security, information technology, infrastructure, and compliance teams, including our Chief Legal Officer, who also serves as our Chief Privacy Officer, our Chief Technology Officer, and our Head of Security. Our Chief Legal Officer and Chief Privacy Officer has held various roles advising Dropbox and two other large publicly-traded technology companies on a variety of privacy, regulatory, and product counseling issues since 2010. Our Chief Technology Officer joined Dropbox in March 2025 and has more than 25 years of experience leading engineering and product functions at top technology companies. Our Head of Security joined Dropbox in 2022 and has more than 25 years of experience in security and intelligence, including a decade in leadership roles across the financial services and technology sectors.

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

ITEM 2. PROPERTIES
Our corporate headquarters are located in San Francisco, California, pursuant to an operating lease that expires in 2033. We lease additional offices in San Francisco and around the world, including in Seattle, Washington and Dublin, Ireland. We have datacenter co-location facilities in Oregon, Texas, Virginia, Paris, and Hamburg. We believe that these facilities are generally suitable to meet our needs.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, inquiries, and government investigations in the ordinary course of business, including legal proceedings with third parties asserting infringement of their intellectual property rights, regulatory matters and commercial disputes.

On July 19, 2019 and July 23, 2021, Motion Offense, LLC (“Motion Offense”) filed patent infringement suits in the Western District of Texas (Waco Division) asserting infringement of a total of six U.S. patents. These lawsuits were consolidated in September 2021 (“the Consolidated Action”). In April 2023, Motion Offense filed a third patent infringement lawsuit involving one U.S. patent, which was not consolidated into the Consolidated Action.

The Consolidated Action had a jury trial in May 2023, and the jury found in favor of Dropbox on all counts including non-infringement and invalidity of the patents and awarded no damages to Motion Offense. In August 2024, the court entered judgment in line with the May 2023 verdict. A decision on post-trial briefing is currently pending. The final judgment in the district court may be appealed to the Federal Circuit.
In Motion Offense’s third patent infringement suit, the parties filed their initial pleadings but the case is currently stayed pending Dropbox’s Inter Partes Review (“IPR”) of the asserted patent. On June 30 and July 1, 2025, the Patent Trial and Appeal Board issued Final Written Decisions in the IPRs determining the challenged and asserted claims unpatentable. Motion Offense filed an appeal with the Federal Circuit and briefing is pending. Dropbox believes Motion Offense’s allegations in the third lawsuit are similarly without merit and will vigorously defend against them.

In addition, in December 2022, Entangled Media, LLC filed a patent infringement suit asserting two U.S. patents against Dropbox. The case is currently pending in the Northern District of California (San Jose Division). In August 2025, the court granted-in-part Dropbox’s Motion for Summary Judgment, finding that Dropbox does not infringe one of the asserted patents. One patent remains for trial, which is currently set for September 8, 2026. Dropbox believes it has meritorious defenses and plans to vigorously defend this matter.

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

Holders of Record
As of February 13, 2026, we had 496 holders of record of our Class A common stock, 69 holders of record of our Class B common stock, and no holders of record of our Class C common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to our repurchases of Class A common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
October 1 - 31	4.98	$29.11	4.98	$1,436.20
November 1 - 30	2.27(3)	$30.02	2.25	$1,368.53
December 1 - 31	7.16	$28.21	7.16	$1,166.70
Total	14.41	$28.80	14.39

(1) In February 2022, our Board of Directors authorized a $1.2 billion share repurchase program, which we completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion program, which we completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion program, which we completed during the three months ended December 31, 2025. In August 2025, the Board of Directors authorized a new share repurchase program for the purchase of an additional $1.5 billion of shares of our Class A common stock, under which we continue to repurchase shares. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 12 "Stockholders' Deficit" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
The following graph compares (i) the cumulative total stockholder return on our Class A common stock from December 31, 2020 through December 31, 2025 with (ii) the cumulative total return of the Standard & Poor's 500 Index and the Nasdaq Computer Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2020 and the reinvestment of dividends. The graph uses the closing market price on December 31, 2020 of $22.19 per share as the initial value of our common stock. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

*Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A, “Risk Factors.”
Unregistered Sales of Equity Securities
None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. For a comparison of our results of operations for the fiscal years ended December 31, 2024 and 2023 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.08 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Our subscriptions include individual licenses through our Plus, Simple, Professional or Essentials plans, or multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We also offer Dash, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plan, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

Our premium subscription plans, such as Professional and Advanced, provide more functionality than our other subscription plans and have higher per user prices. Our team subscription plans offer robust capabilities for businesses, and the vast majority of Dropbox Business teams purchase our Standard or Advanced subscription plans. While our Enterprise subscription plan offers more opportunities for customization, companies can subscribe to any of these team plans for their business needs.

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

Upgrade and expand existing customers

We offer a range of paid subscription plans, from Plus, Simple, Professional, and Essentials for individuals to Standard, Advanced, Business, Business Plus and Enterprise for teams. We analyze usage patterns within our network and run hundreds of targeted marketing campaigns to encourage paying users to upgrade their plans. We prompt individual subscribers who collaborate with others on Dropbox to purchase our Standard, Advanced or Business, and Business Plus plans for a better team experience, and we also encourage existing Dropbox Business teams to purchase additional licenses or to upgrade to premium subscription plans. We also aim to offer additional products that expand our content collaboration capabilities, such as through our acquisitions of Dropbox Sign, DocSend and Reclaim.

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

During the year ended December 31, 2025, our overall performance exceeded expectations, with business trends reflecting steady execution amid ongoing macroeconomic uncertainty. We saw better than expected improvements in customer retention and engagement, particularly across our Individual plans. While Teams performance showed signs of stabilization, it continues to be affected by cautious customer spend amid broader macroeconomic uncertainty. Additionally, DocSend delivered strong growth, while Sign modestly exceeded expectations.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. In the near term, ARR has experienced and may continue to experience a slight decline, reflecting our strategic decision to significantly reduce investments in FormSwift at the beginning of 2025 as well as our plan to wind down operations by the end of 2026.

Total ARR decreased for the period ended December 31, 2025, compared to the period ended December 31, 2024 primarily driven by our strategic decision to significantly reduce our investment in FormSwift at the beginning of 2025 and a challenging operating environment across our Teams plans, partially offset by growth in Individuals plans.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2025.

	As of December 31,
	2025	2024
	(In millions)
Total ARR	$2,526	$2,574

	As of December 31,
Constant Currency	2025	2024
	(In millions)
Total ARR	$2,526	$2,571

Revaluing our ending Total ARR for fiscal 2025 using exchange rates set at the beginning of fiscal 2026, Total ARR at the end of fiscal 2025 would be $2,562 million.

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

The number of paying users as of December 31, 2025 declined as compared to December 31, 2024, largely due to reduced outbound sales activity following our 2024 reduction in workforce, continued pressure on our Teams plans and our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025, offset by growth in Simple. We expect that the total number of paying users will continue to fluctuate from period to period and may continue to decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
	(In millions)
Paying users	18.08	18.22

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

The average revenue per paying user for the year ended December 31, 2025 decreased as compared to the year ended December 31, 2024 as a result of our strategic decision to significantly reduce our investment in FormSwift and an increased mix of sales towards our lower priced plans.

The below table sets forth our ARPU for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
ARPU	$138.91	$140.23

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

Our FCF increased for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in cash provided by operating activities. The increase in cash provided by operating activities was primarily due to ongoing operating efficiency initiatives and payments related to our reduction in workforce in the fourth quarter of 2024, offset by increased foreign tax and accounts payable payments, and lease termination payments related to the partial termination of our lease for our San Francisco, California corporate headquarters.

We expect our FCF to fluctuate in the near term due to ongoing operating efficiency initiatives and variability in interest payments for any additional draws on our term loan facility, as well as fluctuations in market interest rates. We expect to continue purchasing infrastructure equipment to support our user base and expect a one-time incremental investment related to the build-out of our new San Francisco, California headquarters given we will vacate our current San Francisco, California headquarters due to recent sublease activity. See Note 16, "Subsequent Events" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We anticipate that our capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Year Ended December 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	951.8	894.1
Capital expenditures	(21.0)	(22.5)
Free cash flow	$930.8	$871.6

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

Our revenue growth is impacted by both the number of paying users and our ability to increase the average revenue per paying user. Our overall paying user growth rate has declined, and we expect growth in paying users to fluctuate from period to period in the future. If we do not successfully reverse the trend of decreasing average revenue per paying user, for example through increased sales of our higher-priced subscription plans, or otherwise offset slower growth or declines in paying users, we expect our revenue and revenue growth rate to continue decreasing.

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

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in both the near term and long term as we continue to drive operating efficiencies across the business, partially offset by ongoing investment in key growth initiatives.

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

We expect that sales and marketing expenses will remain consistent in absolute dollars in the near term and could fluctuate in the long term as we seek to grow our user base and increase our brand awareness while also retaining flexibility to invest in growth.

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

Net (gain) loss on real estate assets
Net (gain) loss on real estate assets consists of gains and losses related to real estate and lease activity, including impairment charges. See Note 9, "Leases" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest (expense) income, net
Interest (expense) income, net consists primarily of interest expense related to our term loan facility, finance lease obligations for infrastructure and amortization of debt issuance costs, offset by interest income earned on our investments classified as cash and cash equivalents, and short-term investments. We expect that interest (expense), income, net may fluctuate in both the near term and the long term, depending on the timing and magnitude of any additional draws on our term loan facility, as well as changes in market interest rates.

Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2025 and 2024, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the jurisdictional mix of earnings, tax credits, state income taxes, stock-based compensation, and changes to our unrecognized tax benefits.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Year Ended December 31,
	2025	2024
	(In millions)
Revenue	$2,521.0	$2,548.2
Cost of revenue(1)(2)	500.8	445.1
Gross profit	2,020.2	2,103.1
Operating expenses:
Research and development(1)(2)	732.0	914.9
Sales and marketing(1)(2)	369.9	460.7
General and administrative(1)(2)	230.5	241.2
Net (gain) loss on real estate assets(3)	(1.3)	0.1
Total operating expenses	1,331.1	1,616.9
Income from operations	689.1	486.2
Interest (expense) income, net	(78.6)	13.9
Other income, net	7.1	9.7
Income before income taxes	617.6	509.8
Provision for income taxes	(109.2)	(57.5)
Net income	$508.4	$452.3

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024
	(In millions)
Cost of revenue	$20.6	$22.9
Research and development	211.2	247.6
Sales and marketing	20.7	23.7
General and administrative	48.3	52.3
Total stock-based compensation	$300.8	$346.5

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2025 and 2024. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3) See Note 9, "Leases" to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Year Ended December 31,
	2025	2024
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)(2)	20	17
Gross profit	80	83
Operating expenses:
Research and development(1)(2)	29	36
Sales and marketing(1)(2)	15	18
General and administrative(1)(2)	9	9
Net (gain) loss on real estate assets(3)	—	—
Total operating expenses	53	63
Income from operations	27	19
Interest (expense) income, net	(3)	1
Other income, net	—	—
Income before income taxes	24	20
Provision for income taxes	(4)	(2)
Net income	20%	18%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Year Ended December 31,
	2025	2024
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development	8	10
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	12%	14%

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2025 and 2024. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3) See Note 9, "Leases" to the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

*Percentages may not foot due to rounding.

Comparison of the years ended December 31, 2025 and 2024,

Revenue

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In millions)
Revenue	$2,521.0	$2,548.2	$(27.2)	(1.1)%

Revenue decreased $27.2 million or 1.1% during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to our strategic decision to significantly reduce our investment in FormSwift and a challenging Teams environment, offset by growth in our Individuals plans. Revenue was positively impacted by changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In millions)
Cost of revenue	$500.8	$445.1	$55.7	12.5%
Gross profit	2,020.2	2,103.1	(82.9)	(3.9)%
Gross margin	80%	83%

Cost of revenue increased $55.7 million or 12.5% during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily driven by a $53.1 million increase in infrastructure costs, including costs associated with adding equipment in support of our data center refresh cycle and data center facilities costs. Additionally, we saw a smaller benefit in depreciation expense compared to the 2024 period as a result of the change in useful lives from four to five years of certain infrastructure and component assets which was effective January 1, 2024.

Our gross margin decreased during the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to a 12.5% increase in our cost of revenue as described above and a 1.1% decrease in revenue during the period.

Research and development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In millions)
Research and development	$732.0	$914.9	$(182.9)	(20.0)%

Research and development expenses decreased $182.9 million or 20.0% during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreases of $147.8 million in employee-related costs driven by a decrease in headcount and $32.0 million in allocated overhead.

Sales and marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In millions)
Sales and marketing	$369.9	$460.7	$(90.8)	(19.7)%

Sales and marketing expenses decreased $90.8 million or 19.7% during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a decrease of $52.3 million related to advertising due to our strategic decision to significantly reduce our investments in FormSwift and other marketing related expenses as well as a decrease of $31.8 million in employee-related costs driven by a decrease in headcount.

General and administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(In millions)
General and administrative	$230.5	$241.2	$(10.7)	(4.4)%

General and administrative expenses decreased $10.7 million or 4.4% during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to decreases of $7.4 million in outside services and $6.5 million in allocated overhead.
Net (gain) loss on real estate assets

	Year Ended December 31,
	2025	2024	$ Change	% Change

	(In millions)
Net (gain) loss on real estate assets	$(1.3)	$0.1	$(1.4)	(1,400)%

Net gain on real estate assets was $1.3 million for the year ended December 31, 2025, primarily resulting from a reduction of the liability for unrecoverable common area maintenance costs related to our San Francisco, California corporate headquarters due to recent sublease activity. Net loss on real estate assets was $0.1 million for the year ended December 31, 2024, primarily due to changes in the corporate real estate market, which impacted our subleasing strategy in conjunction with our Virtual First work model.

Interest (expense) income, net

Interest (expense) income, net changed by $92.5 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in interest expense related to our term loan facility entered into in the fourth quarter of 2024.

Other income, net

Other income, net decreased by $2.6 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to a $2.0 million increase in foreign currency transaction losses.

Provision for income taxes

Provision for income taxes increased $51.7 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to an increase in income before taxes, a reduction in tax credits, and increases to our unrecognized tax benefits in the current year, as compared to reductions to our uncertain tax positions in the prior year due to an effective settlement with a foreign taxing authority.

On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. OBBBA reduced our U.S. cash tax payments in 2025, but increased tax expense, primarily due to limits to the availability of certain credits and deductions resulting from the reinstatement of immediate expensing for U.S. research expenditures.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $891.3 million and short-term investments of $146.9 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. As of December 31, 2025, $413.8 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.

We have historically financed our operations primarily through cash generated from our operations, the Notes (as defined below) issuance, borrowings from our term loan facility, equity issuances, and finance leases for our infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users. We also have delayed draw term loan features as part of the term loan facility for additional working capital flexibility, as described below.

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of the 2026 Notes and the 2028 Notes (together the "Notes"), comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The 2026 Notes mature on March 1, 2026 and the 2028 Notes mature on March 1, 2028. The Notes of each series do not bear regular interest and the principal does not accrete. The Notes of each series may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. These Notes can be converted or repurchased prior to maturity if certain conditions are met.

In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and initial delayed draw term loan commitments (the "initial delayed draw term loans") each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the initial Credit Agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. In September 2025, we entered into the First Amendment to the term loan facility which provided for additional secured delayed draw term loan commitments in an aggregate principal amount of up to $700.0 million (the "2025 delayed draw term loans"). The 2025 delayed draw term loans may be borrowed solely for the purpose of prepaying, repaying, repurchasing, redeeming, exchanging or settling upon conversion the 2026 Notes. We expect to pay the 2026 Notes using proceeds from the loans prior to or at maturity in 2026.
The initial term loans and initial delayed draw term loans have a maturity date of December 11, 2029 and the 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and on the last business day of the quarter after the funding of such loans, respectively, and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding term loans. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans are required beginning on the last business day of the quarter after the funding of such loans and continuing thereafter. As of December 31, 2025, we had $1,488.3 million of outstanding initial term loans and initial delayed draw term loans, no outstanding 2025 delayed draw term loans, and $1,200.0 million available to draw on the term loan facility. As of December 31, 2025, $17.5 million letters of credit were issued under the letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate plus a margin of 2.75% or a term SOFR rate plus a margin of 3.75% (further described in Note 8 "Debt") at our option. Pursuant to the terms of the Amended Credit Agreement, we are required to pay a quarterly commitment fee that accrues at a rate of 1.00% per annum on both the unused portion of the initial delayed draw term loan commitments and the unused portion of the 2025 delayed draw term loans. The 2025 delayed draw term loans commitment fees started accruing on the unused portion three months after the effective date of the First Amendment.

The term loan facility permits the Company, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the Amended Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of December 31, 2025.

As of December 31, 2025, we have utilized a significant portion of our U.S. federal, state and foreign net operating losses. Future utilization of remaining net operating loss and research credit carryforwards are subject to statutory limits.

We believe our existing cash and cash equivalents, together with our short-term investments, cash provided by operations and amounts available under the term loan facility, will be sufficient to meet our needs for the foreseeable future. In addition to the Notes and obligations under the term loan facility discussed above, as of December 31, 2025, we have cash commitments due to additional known contractual obligations. Our cash commitments due to known contractual obligations primarily relate to operating and finance lease arrangements. As of December 31, 2025, we additionally had $91.4 million of commitments with third-party vendors for services related to our infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications, with terms of 11 years or less.
Our operating lease arrangements consist of leases for our offices and datacenters with terms of 11 years or less. As of December 31, 2025, future non-cancelable minimum rental payments related to operating leases were $646.1 million, which includes $162.9 million of future contractual rent payments allocated to non-lease components, and excludes rent payments from our subtenants and variable operating expenses. As of December 31, 2025, we are entitled to non-cancelable rent payments from our subtenants of $65.9 million, which will be collected over the next 8 years. Our finance lease arrangements primarily consist of leases for our infrastructure with terms of 4 years or less. As of December 31, 2025, future non-cancelable minimum rental payments under finance leases were$373.1 million. Refer to Note 9, "Leases", for more information.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of restricted stock units ("RSUs") and restricted stock awards ("RSAs"), making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized three separate $1.2 billion Class A common stock repurchase programs since February 2022, with authorizations in February 2022, July 2023 and December 2024. We completed the February 2022, July 2023 and December 2024 authorizations during the three months ended March 31, 2024, March 31, 2025, and December 31, 2025 respectively. In August 2025, our Board of Directors authorized a new repurchase program of up to an additional $1.5 billion of the outstanding shares of our Class A common stock. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the year ended December 31, 2025, we repurchased and subsequently retired 60.4 million shares of our Class A common stock for an aggregate amount of $1.7 billion. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
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

Our cash flow activities were as follows for the periods presented:

	Year Ended December 31,
	2025	2024
	(In millions)
Net cash provided by operating activities	$951.8	$894.1
Net cash provided by investing activities	111.9	443.8
Net cash used in financing activities	(1,530.7)	(586.6)
Effect of exchange rate changes on cash and cash equivalents	12.4	(5.7)
Net (decrease) increase in cash and cash equivalents	$(454.6)	$745.6

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

For the year ended December 31, 2025, net cash provided by operating activities was $951.8 million, which primarily consisted of our net income of $508.4 million, adjusted for stock-based compensation expense of $300.8 million, depreciation and amortization expenses of $157.4 million, and net cash outflow of $126.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2024 corporate bonus, the payment for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters, and payments related to our operating leases.

The increase of $57.7 million in net cash provided by operating activities during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase of $73.0 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash (gains) losses, partially offset by an increase of $15.3 million in cash outflows from changes in operating assets and liabilities. The increase in cash outflows is primarily driven by an increase in foreign tax and accounts payable payments, and an increase in termination fee payments related to the partial termination of our lease for our San Francisco, California corporate headquarters, offset by the payments related to our reduction in workforce in the fourth quarter of 2024.

Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the year ended December 31, 2025, net cash provided by investing activities was $111.9 million, which primarily related to $124.8 million in investment activity inflows, driven by the maturities of short-term investments. The increase was partially offset by cash paid for acquisitions of $13.1 million.

The decrease of $331.9 million in net cash provided by investing activities during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a decrease of $368.3 million in net investment activity inflows and a decrease in cash receipts from equipment rebates of $15.2 million, offset by a decrease of $44.7 million in cash paid for acquisitions.

Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of restricted stock units and restricted stock awards, principal payments on finance lease obligations for our infrastructure equipment, principal payments on amounts drawn upon the term loan facility, payments of debt issuance costs and loan commitment fees related to the term loan facility, and payments of acquisition-related indemnity holdback amounts, offset by proceeds from the term loan facility.

For the year ended December 31, 2025, net cash used in financing activities was $1,530.7 million, which primarily consisted of $1,713.9 million for the repurchase of our common stock, $151.0 million for the satisfaction of tax withholding obligations for the release of restricted stock units and awards, $128.6 million in principal payments on finance lease obligations, $11.6 million in principal payments against the term loan facility, and $21.6 million in payments of debt issuance costs and loan commitment fees under the term loan facility. The outflow was offset by $500.0 million in proceeds from the term loan facility.

The increase of $944.1 million in net cash used in financing activities during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a decrease of $500.0 million in proceeds from the term loan facility, an increase of $472.3 million in repurchases of our common stock, and an increase of $11.6 million in principal payments against the term loan facility, offset by a decrease of $28.5 million in payments of debt issuance costs and loan commitment fees and a decrease of $13.6 million in cash paid for the release of acquisition-related indemnity holdback payments after the acquisition date in accordance with the merger agreement.

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

The first tranche of the Co-Founder Grant, or 2.1 million shares of Class A common stock, vested in the fourth quarter of 2021. The stock-based compensation expense for the Co-Founder Grant was recognized utilizing the accelerated attribution method over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market conditions are not satisfied. As of December 31, 2024, the Company had fully recognized all related stock-based compensation expense.

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

A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized based on all available positive and negative evidence. Such evidence, which requires management's judgment, includes, but is not limited to, recent cumulative earnings or losses, expectations of future taxable income by taxing jurisdiction, and the carry-forward periods available for the utilization of deferred tax assets. Any changes in our assessment of the realizability of deferred tax assets would result in a corresponding increase or decrease to income tax expense in the period in which such change is recorded.

We are subject to income taxes in the United States and various foreign jurisdictions and are required to make judgments and estimates in determining our provision for income taxes, including the recognition and measurement of uncertain tax positions. We recognize the tax benefit of an uncertain tax position only if it is more likely than not that the position will be sustained upon examination by the applicable taxing authority, based on the technical merits of the position. The evaluation of uncertain tax positions can require significant judgment and may involve assumptions regarding the interpretation and application of complex tax laws, and the resolution of issues with taxing authorities. These judgments may change as a result of new information, including changes in tax law, regulations, or interpretations thereof, the outcome of tax audits, or refinements to our estimates. Although we believe that our estimates related to uncertain tax positions are reasonable, the ultimate outcome of these matters may differ from our estimates. Any such differences could materially affect our provision for income taxes, effective tax rate, and cash flows in the period in which the matter is resolved.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $891.3 million and short-term investments of $146.9 million as of December 31, 2025. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of December 31, 2025, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a 2.75% margin, or (b) an overnight term SOFR rate (based on one, three or six month interest periods), plus a 3.75% margin. As of December 31, 2025, we had $1,488.3 million outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the year ended December 31, 2025, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $10.9 million change in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the year ended December 31, 2025, 27% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains and losses were immaterial during the years ended December 31, 2025 and 2024. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the years ended December 31, 2025 and 2024.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DROPBOX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dropbox, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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
As described in Note 1 to the consolidated financial statements, the Company derives its revenue from the sale of subscriptions for access to its platform, which are recognized ratably over the related contractual term.
Auditing the Company's revenue recognition is especially challenging due to the high volume of individually-low-monetary-value transactions that are processed through several applications responsible for initiation, processing, and recording.

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
February 20, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Dropbox, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Dropbox, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Dropbox, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Francisco, California
February 20, 2026

DROPBOX, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except for par value)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$891.3	$1,328.3
Short-term investments	146.9	265.9
Trade and other receivables, net	79.1	70.4
Prepaid expenses and other current assets	73.2	73.8
Total current assets	1,190.5	1,738.4
Property and equipment, net	378.4	358.8
Operating lease right-of-use asset	270.7	158.9
Intangible assets, net	33.7	54.9
Goodwill	454.9	442.8
Deferred tax assets	415.7	466.7
Other assets	101.0	104.7
Total assets	$2,844.9	$3,325.2
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$24.3	$36.5
Accrued and other current liabilities	121.7	143.2
Accrued compensation and benefits	111.8	105.2
Operating lease liability	51.3	64.9
Finance lease obligation	144.3	123.3
Convertible senior notes, net, current	695.4	—
Term loan, net, current	15.0	10.0
Deferred revenue	729.7	727.7
Total current liabilities	1,893.5	1,210.8
Operating lease liability, non-current	355.9	250.4
Finance lease obligation, non-current	201.5	203.5
Convertible senior notes, net, non-current	689.9	1,381.6
Term loan, net, non-current	1,433.7	962.9
Other non-current liabilities	67.6	68.4
Total liabilities	4,642.1	4,077.6
Commitments and contingencies (Note 10)
Stockholders' deficit:
Convertible preferred stock, $0.00001 par value; no shares authorized, issued and outstanding as of December 31, 2025; no shares authorized, issued and outstanding as of December 31, 2024	—	—
Preferred stock, $0.00001 par value; 240.0 shares authorized, and no shares issued and outstanding as of December 31, 2025; 240.0 shares authorized and no shares issued and outstanding as of December 31, 2024	—	—
Common stock, $0.00001 par value; Class A common stock - 2,400.0 shares authorized and 167.2 shares issued and outstanding as of December 31, 2025; 2,400.0 shares authorized and 218.4 shares issued and outstanding as of December 31, 2024; Class B common stock - 475.0 shares authorized and 75.7 shares issued and outstanding as of December 31, 2025; 475.0 shares authorized and 77.5 shares issued and outstanding as of December 31, 2024; Class C common stock - 800.0 shares authorized and no shares issued and outstanding as of December 31, 2025; 800.0 shares authorized and no shares issued and outstanding as of December 31, 2024
	—	—
Additional paid-in-capital	2,012.2	2,404.2
Accumulated deficit	(3,815.1)	(3,146.5)
Accumulated other comprehensive income (loss)	5.7	(10.1)
Total stockholders' deficit	(1,797.2)	(752.4)
Total liabilities and stockholders' deficit	$2,844.9	$3,325.2
See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$2,521.0	$2,548.2	$2,501.6
Cost of revenue(1)(2)	500.8	445.1	478.5
Gross profit	2,020.2	2,103.1	2,023.1
Operating expenses:
Research and development(1)(2)	732.0	914.9	936.5
Sales and marketing(1)(2)	369.9	460.7	466.0
General and administrative(1)(2)	230.5	241.2	237.1
Net (gain) loss on real estate assets(3)	(1.3)	0.1	(155.2)
Total operating expenses	1,331.1	1,616.9	1,484.4
Income from operations	689.1	486.2	538.7
Interest (expense) income, net	(78.6)	13.9	19.4
Other income (loss), net	7.1	9.7	(3.7)
Income before income taxes	617.6	509.8	554.4
Provision for income taxes	(109.2)	(57.5)	(100.8)
Net income	$508.4	$452.3	$453.6
Net income per share-basic and diluted:
Basic net income per share	$1.89	$1.42	$1.33
Diluted net income per share	$1.86	$1.40	$1.31
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	268.3	318.2	341.2
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	272.8	323.4	345.6

(1) Includes stock-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$20.6	$22.9	$23.3
Research and development	211.2	247.6	237.6
Sales and marketing	20.7	23.7	22.0
General and administrative	48.3	52.3	55.1
Total stock-based compensation	$300.8	$346.5	$338.0

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the years ended December 31, 2025, 2024, and 2023. See Note 1, "Description of the Business and Summary of Significant Accounting Policies - Reduction in Workforce" for additional information.
(3) See Note 9, "Leases" for additional information.

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$508.4	$452.3	$453.6
Other comprehensive income (loss):
Change in foreign currency translation adjustments	9.5	(2.2)	0.2
Change in net unrealized gains and losses on short-term investments	6.3	13.6	27.2
Total other comprehensive income	$15.8	$11.4	$27.4
Comprehensive income	$524.2	$463.7	$481.0

See accompanying Notes to Consolidated Financial Statements.

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)

	Convertible preferred stock		Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	—	$—	349.4	$—	$2,511.6	$(2,772.1)	$(48.9)	$(309.4)
Release of restricted stock units and awards	—	—	15.1	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.3)	—	(48.5)	(86.6)	—	(135.1)
Repurchases of common stock	—	—	(22.7)	—	(205.6)	(337.2)	—	(542.8)
Exercise of stock options and awards	—	—	0.2	—	2.5	—	—	2.5
Stock-based compensation	—	—	—	—	338.0	—	—	338.0
Other comprehensive loss	—	—	—	—	—	—	27.4	27.4
Net income	—	—	—	—	—	453.6	—	453.6
Balance at December 31, 2023	—	$—	336.7	$—	$2,598.0	$(2,742.3)	$(21.5)	$(165.8)
Release of restricted stock units and awards	—	—	14.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.7)	—	(55.2)	(93.5)	—	(148.7)
Repurchases of common stock	—	—	(49.5)	$—	$(485.9)	$(763.0)	$—	$(1,248.9)
Exercise of stock options and awards	—	—	0.1	—	0.9	—	—	0.9
Stock-based compensation	—	—	—	—	346.5	—	—	346.5
Other comprehensive income	—	—	—	—	—	—	11.4	11.4
Net income	—	—	—	—	—	452.3	—	452.3
Balance at December 31, 2024	—	$—	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)
Release of restricted stock units and awards	—	—	12.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	—	—	(5.0)	—	(53.2)	(97.8)	—	(151.0)
Repurchases of common stock	—	—	(60.4)	—	(639.7)	(1,079.2)	—	(1,718.9)
Exercise of stock options and awards	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	—	—	300.8	—	—	300.8
Other comprehensive income	—	—	—	—	—	—	15.8	15.8
Net income	—	—	—	—	—	508.4	—	508.4
Balance at December 31, 2025	—	$—	242.9	$—	$2,012.2	$(3,815.1)	$5.7	$(1,797.2)

See accompanying Notes to Consolidated Financial Statement

DROPBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flow from operating activities
Net income	$508.4	$452.3	$453.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157.4	137.3	170.0
Stock-based compensation	300.8	346.5	338.0
Net (gain) loss on real estate assets	(1.3)	0.1	(155.2)
Amortization of debt issuance costs	10.0	4.6	4.2
Net (gain) loss on equity investments	(0.7)	0.2	—
Amortization of deferred commissions	25.9	30.3	38.6
Non-cash operating lease expense	37.6	35.9	43.5
Deferred taxes	51.7	(5.4)	38.4
Other	(11.2)	3.8	(0.6)
Changes in operating assets and liabilities:
Trade and other receivables, net	(6.7)	(2.4)	(14.5)
Prepaid expenses and other current assets	(26.2)	(5.4)	(41.1)
Other assets	6.9	6.4	23.3
Accounts payable	(12.6)	(4.5)	1.2
Accrued and other current liabilities	(29.4)	(24.7)	(20.8)
Accrued compensation and benefits	5.9	(4.1)	(22.6)
Deferred revenue	2.0	1.5	21.6
Other non-current liabilities	10.1	(6.4)	(1.5)
Operating lease liabilities	(40.8)	(57.0)	(65.4)
Tenant improvement allowance reimbursement	—	—	1.1
Cash paid for lease termination	(36.0)	(14.9)	(28.1)
Net cash provided by operating activities	951.8	894.1	783.7
Cash flow from investing activities
Capital expenditures	(21.0)	(22.5)	(24.3)
Purchase of intangible assets	(0.4)	(0.2)	(0.3)
Business combinations, net of cash acquired	(13.1)	(57.8)	—
Purchases of short-term investments	—	(62.3)	(208.7)
Proceeds from sales of short-term investments	—	241.7	352.4
Proceeds from maturities of short-term investments	124.8	313.7	252.2
Proceeds from sales of equity investments	1.7	—	—
Cash receipts from equipment rebates	17.1	32.3	24.8
Other	2.8	(1.1)	(0.9)
Net cash provided by investing activities	111.9	443.8	395.2
Cash flow from financing activities
Proceeds from term loan facility	500.0	1,000.0	—
Payments of debt issuance costs and loan commitment fees	(21.6)	(50.1)	(0.1)
Principal payments against term loan facility	(11.6)	—	—
Payments for taxes related to net share settlement of restricted stock units and awards	(151.0)	(148.7)	(135.1)
Proceeds from issuance of common stock, net of taxes withheld	0.1	0.9	2.5
Principal payments on finance lease obligations	(128.6)	(129.4)	(126.6)
Common stock repurchases	(1,713.9)	(1,241.6)	(539.9)
Payment of acquisition-related indemnification holdback	(4.1)	(17.7)	—
Net cash used in financing activities	(1,530.7)	(586.6)	(799.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12.4	(5.7)	2.4
Change in cash, cash equivalents, and restricted cash	(454.6)	745.6	382.1
Cash, cash equivalents, and restricted cash - beginning of period	1,360.5	614.9	232.8
Cash, cash equivalents, and restricted cash - end of period	$905.9	$1,360.5	$614.9

	Year Ended December 31,
	2025	2024	2023

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	891.3	1,328.3	614.9
Restricted cash, current, included in prepaid expenses and other current assets	—	1.1	—
Restricted cash, non-current, included in other assets	14.6	31.1	—
Total cash, cash equivalents, and restricted cash	$905.9	$1,360.5	$614.9
Supplemental cash flow data:
Cash paid during the period for:
Interest	$105.9	$15.2	$10.5
Income taxes	$56.9	$61.0	$68.2
Non-cash investing and financing activities:
Property and equipment acquired under finance leases	$147.3	$171.6	$144.7

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

The Company’s most significant estimates and judgments are related to the accounting for income taxes.
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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (loss), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the years ended December 31, 2025 and 2024.

Revenue recognition
The Company derives its revenue from the sale of subscriptions for access to its platform. The Company’s policy is to exclude sales and other indirect taxes when measuring the transaction price of its subscription agreements. The Company accounts for revenue contracts with customers through the following steps:
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

The Company recognized $725.5 million, $724.0 million and $701.6 million of revenue during the years ended December 31, 2025, 2024 and 2023, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of December 31, 2025, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $800.9 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

Stock-based compensation
The Company grants RSUs to its employees and members of the Board of Directors under the 2008 Equity Incentive Plan (“2008 Plan”), the 2017 Equity Incentive Plan (“2017 Plan”), and the 2018 Equity Incentive Plan (“2018 Plan” and together with the 2008 Plan and 2017 Plan, the "Dropbox Equity Incentive Plans”). RSUs are subject to a service-based vesting condition over a four-year period, with vesting occurring quarterly, and have been the Company’s primary form of stock-based compensation for employees, with the exception of certain awards granted to the Company’s co-founder and certain executives. Compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, with forfeitures accounted for in the period in which they occur.
The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's Class A common stock as reported on the Nasdaq Global Select Market on the date of the grant.

In December 2017, the Board of Directors approved the Co-Founder Grant of 10.3 million shares of Class A common stock in the form of RSAs to Drew Houston, the Company's co-founder and Chief Executive Officer. The grant is subject to service-based, market-based, and performance-based vesting conditions and is excluded from issued and outstanding Class A common stock until vesting. The Company estimated the grant date fair value using a Monte Carlo simulation model that incorporated the probability of not meeting stock price targets. The first tranche vested in the fourth quarter of 2021. Stock-based compensation expense for the Co-Founder Grant was recognized using the accelerated attribution method over the derived service period and will not be reversed if market conditions are unmet. As of December 31, 2024, the Company had fully recognized all related stock-based compensation expense. See Note 11, "Stockholders' Deficit," for additional information.
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

Reductions in Workforce
2024 Reduction in Workforce
In October 2024, the Company announced a global workforce reduction of approximately 20% to streamline its team structure and better align with long-term growth and profitability objectives. As of December 31, 2025, total related cash expenditures were $65.2 million, which included the pro rata fiscal year 2024 annual employee bonus through October 30, 2024. The Company recognized $50.9 million of related expenses, primarily consisting of severance, employee benefits, and related costs.
These severance and related charges are included within the Company's consolidated statements of operations for the years ended December 31, 2025 and 2024 as follows:

	Year Ended December 31,
	2025	2024
Cost of revenue	$0.4	$2.4
Research and development	1.9	29.7
Sales and marketing	0.7	12.5
General and administrative	0.7	2.6
Total Charges	$3.7	$47.2

For the year ended December 31, 2025, changes in liabilities resulting from the severance charges and related costs were as follows:

Severance and Related Costs
Balance as of December 31, 2024	$7.3
Charges	3.7
Cash payments(1)	(11.0)
Balance as of December 31, 2025	$—
(1) For the year ended December 31, 2025, total cash payments were $13.2 million when including the pro rata amount of the fiscal year 2024 annual employee bonus.

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

For the year ended December 31, 2023, there were no outstanding liabilities related to severance charges and related accruals.

Advertising and promotional expense
Advertising and promotional expenses are primarily included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred. Advertising and promotional expenses were $81.8 million, $142.6 million, and $131.7 million during the years ended December 31, 2025, 2024, and 2023, respectively.

Cash, cash equivalents, and restricted cash
Cash consists primarily of cash on deposit with banks and includes amounts in transit from payment processors for credit and debit card transactions, which typically settle within five business days. Cash equivalents include highly liquid investments purchased with an original maturity date of 90 days or less from the date of purchase.

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $14.6 million and $32.2 million as of December 31, 2025 and December 31, 2024, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income (loss) in the consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income (loss), net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the year ended December 31, 2025. As of December 31, 2025 and 2024, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 47% of total trade and other receivables, net as of December 31, 2025. Two distribution partners accounted for 11% and 48% of total trade and other receivables, net as of December 31, 2024. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

The allowance for expected credit losses is based on the Company’s assessment of the collectability of accounts receivable. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when the Company identifies specific customers with known disputes or collectability issues. The Company regularly reviews the adequacy of the allowance for expected credit losses by considering the age of each outstanding invoice, the collection history of each customer, and other relevant factors, including contractual term and current and future economic conditions. The Company's allowance for expected credit losses was immaterial as of December 31, 2025 and 2024, respectively.

Non-trade receivables
The Company records non-trade receivables to reflect amounts due for activities outside of its subscription agreements, such as indemnification assets and receivables from tenants. Non-trade receivables totaled $2.2 million and $5.0 million, as of December 31, 2025 and 2024, respectively, and are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets. See Note 9 "Leases" for additional information.

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $18.2 million and $28.1 million during the years ended December 31, 2025 and 2024, respectively.

Deferred commissions, net included in prepaid and other current assets were $17.1 million and $21.3 million as of December 31, 2025 and 2024, respectively. Deferred commissions, net included in other assets were $18.4 million and $21.9 million as of December 31, 2025 and 2024, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $25.9 million, $30.3 million and $38.6 million for the years ended December 31, 2025, 2024 and 2023 respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

The following table presents the estimated useful lives of property and equipment:

Property and equipment	Useful life
Datacenter and other computer equipment	3 to 5 years
Furniture and Fixtures	7 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

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

As part of the Company's Virtual First work model, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company recorded a gain of $1.3 million during the year ended December 31, 2025, primarily resulting from a reduction of the liability for unrecoverable common area maintenance costs related to its San Francisco, California corporate headquarters due to recent sublease activity. See Note 16 "Subsequent Events" for additional information. The Company recorded total impairment charges of $0.1 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively, related to real estate assets as a result of changes in the corporate real estate market which impacted the Company's subleasing strategy in conjunction with the Virtual First work model.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The Company finance lease agreements may contain lease and non-lease components. The non-lease components include payments for support related to infrastructure equipment obtained via finance leases, which are combined with the lease components and accounted for together as a single lease component.

Internal use software
The Company capitalizes certain costs related to developed or modified software solely for its internal use and cloud-based applications used to deliver its platform. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, and it is probable that the project will be completed and that the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal use software costs were not material to the Company’s consolidated financial statements during the years ended December 31, 2025, 2024 and 2023.

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

The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances would more likely than not reduce the fair value of its single reporting unit below its carrying value. At December 31, 2025, the single reporting unit had a negative carrying value of net assets. Goodwill allocated to the single reporting unit was $454.9 million at December 31, 2025.

The Company did not record any material impairment charges related to goodwill or intangible assets for the periods presented in these consolidated financial statements.

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

Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions in the statement of operations, as well as the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this standard on the Company's consolidated financial statement disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies existing interim reporting disclosure requirements, including the form and content of interim financial statements, and establishes a principle requiring disclosure of material events and changes since the most recent annual reporting period. The amendments in ASU 2025-11 are effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on the Company’s consolidated financial statements and related disclosures.

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance income tax disclosures primarily through changes in rate reconciliation and income taxes paid disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the guidance retrospectively to all periods presented. The Company has included the enhanced disclosures required by this guidance in Note 14 "Income Taxes".

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of December 31, 2025 and 2024 consisted of the following:

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$126.5	$—	$—	$126.5
Cash equivalents
Money market funds	764.8	—	—	764.8
Total cash & cash equivalents	$891.3	$—	$—	$891.3
Short-term investments
Corporate notes and obligations	79.6	0.1	(0.6)	79.1
U.S. Treasury securities	45.4	0.1	(0.2)	45.3
Municipal securities	10.8	—	(0.1)	10.7
Asset backed securities	6.3	—	(0.1)	6.2
U.S. agency obligations	3.8	—	—	3.8
Supranational Securities	1.8	—	—	1.8
Total short-term investments	147.7	0.2	(1.0)	146.9
Total	$1,039.0	$0.2	$(1.0)	$1,038.2

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$98.3	$—	$—	$98.3
Cash equivalents
Money market funds	1,230.0	—	—	1,230.0
Total cash & cash equivalents	$1,328.3	$—	$—	$1,328.3
Short-term investments
Corporate notes and obligations	133.1	0.2	(3.3)	130.0
U.S. Treasury securities	85.0	—	(2.6)	82.4
Municipal securities	30.0	—	(0.7)	29.3
Asset backed securities	19.2	—	(0.3)	18.9
U.S. agency obligations	3.8	—	(0.2)	3.6
Supranational securities	1.8	—	(0.1)	1.7
Total short-term investments	272.9	0.2	(7.2)	265.9
Total	$1,601.2	$0.2	$(7.2)	$1,594.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $8.1 million and $9.9 million as of December 31, 2025 and 2024, respectively.

All short-term investments were designated as available-for-sale securities as of December 31, 2025 and 2024.

The following table presents the contractual maturities of the Company’s short-term investments as of
December 31, 2025:

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of December 31, 2025
	Amortized cost	Estimated fair value
Due within one year	$116.0	$115.2
Due between one to three years	26.8	26.9
Due after three years	4.9	4.8
Total	$147.7	$146.9

The Company had 76 short-term investments in unrealized loss positions as of December 31, 2025. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income (loss) for the years ended December 31, 2025 or 2024.

As of December 31, 2025, the Company’s short-term investments portfolio consisted of six security types, four of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $1.0 million as of December 31, 2025. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of December 31, 2025 and 2024:

	As of December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.1	$—	$58.5	$(0.6)	$59.6	$(0.6)
U.S. Treasury securities	5.0	—	28.4	(0.2)	33.4	(0.2)
Asset backed securities	—	—	4.8	(0.1)	4.8	(0.1)
Municipal securities	—	—	4.5	(0.1)	4.5	(0.1)
Total	$6.1	$—	$96.2	$(1.0)	$102.3	$(1.0)

	As of December 31, 2024
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.9	$—	$103.8	$(3.3)	$105.7	$(3.3)
U.S. Treasury securities	9.0	(0.1)	65.7	(2.5)	74.7	(2.6)
Asset backed securities	—	—	16.0	(0.3)	16.0	(0.3)
Municipal securities	6.0	(0.1)	23.1	(0.6)	29.1	(0.7)
U.S. agency obligations	—	—	3.6	(0.2)	3.6	(0.2)
Supranational securities	—	—	1.7	(0.1)	1.7	(0.1)
Total	$16.9	$(0.2)	$213.9	$(7.0)	$230.8	$(7.2)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $36.2 million, $39.0 million and $34.6 million during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$764.8	$—	$—	$764.8
Total cash equivalents	$764.8	$—	$—	$764.8
Short-term investments
Corporate notes and obligations	—	79.1	—	79.1
U.S. Treasury securities	—	45.3	—	45.3
Municipal securities	—	10.7	—	10.7
Asset backed securities	—	6.2	—	6.2
U.S. agency obligations	—	3.8	—	3.8
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	146.9	—	146.9
Total	$764.8	$146.9	$—	$911.7

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,230.0	$—	$—	$1,230.0
Total cash equivalents	$1,230.0	$—	$—	$1,230.0
Short-term investments
Corporate notes and obligations	—	130.0	—	130.0
U.S. Treasury securities	—	82.4	—	82.4
Municipal securities	—	29.3	—	29.3
Asset backed securities	—	18.9	—	18.9
U.S. agency obligations	—	3.6	—	3.6
Supranational securities	—	1.7	—	1.7
Total short-term investments	—	265.9	—	265.9
Total	$1,230.0	$265.9	$—	$1,495.9

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $695.8 million in aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"), and $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes" and

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

together with the 2026 Notes, the "Notes"), outstanding as of December 31, 2025. Refer to Note 8 "Debt" for additional information.

The estimated fair value of the 2026 Notes and the 2028 Notes, based on a market approach as of December 31, 2025 was approximately $699.3 million and $701.6 million, respectively. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the Notes in an over-the-counter market on the last business day of the period.

The Company had $1,488.3 million of term loans outstanding with a carrying value of $1,448.7 million as of December 31, 2025. Refer to Note 8 "Debt" for additional information. As of December 31, 2025, the fair value of the term loans approximated the carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2025	2024
Datacenter and other computer equipment	$823.5	$830.2
Furniture and fixtures	9.4	10.7
Leasehold improvements	104.3	101.9
Construction in progress	0.4	0.2
Total property and equipment	937.6	943.0
Accumulated depreciation	(559.2)	(584.2)
Property and equipment, net	$378.4	$358.8

The Company leases certain infrastructure, computer equipment, and furniture from various third parties, through finance leases. Infrastructure assets as of December 31, 2025 and 2024 included a total of $485.5 million and $501.1 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $183.8 million and $223.3 million as of December 31, 2025 and 2024, respectively.

Depreciation expense related to property and equipment was $131.6 million and $109.3 million for the years ended December 31, 2025 and 2024, respectively.

Note 5.Business Combinations
2024 Business Combination
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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 6.Intangible Assets
Intangible assets consisted of the following:

	As of December 31,	As of December 31,	Weighted- average remaining useful life (In years) As of December 31,
	2025	2024	2025
Developed technology	$97.3	$93.7	2.8
Customer relationships	48.5	48.5	1.4
Patents	16.6	16.6	1.8
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.2
Licenses	0.5	0.5	3.0
Assembled workforce in asset acquisitions	3.8	3.4	2.9
Other	1.1	1.2	0.0
Total intangibles	182.5	178.6
Accumulated amortization	(148.8)	(123.7)
Intangible assets, net	$33.7	$54.9
Amortization expense was $25.9 million, $27.8 million and $30.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Expected future amortization expense for intangible assets as of December 31, 2025 is as follows:

Intangible assets
2026	$16.7
2027	8.2
2028	5.1
2029	2.7
2030	0.6
Thereafter	0.4
Total	$33.7

Note 7.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2024	$442.8
Acquisitions	7.8
Effect of foreign currency translation	4.3
Balance at December 31, 2025	$454.9

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended December 31, 2025, 2024 and 2023.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 8.Debt

Term loan facility

During the fourth quarter of 2024, the Company entered into a secured five-year term loan facility under a Credit and Guaranty Agreement (the “initial Credit Agreement”), providing up to $2.0 billion in aggregate principal, consisting of $1.0 billion of initial term loans (the “initial term loans”) and $1.0 billion of initial delayed draw term loan commitments (the “initial delayed draw term loan commitments”). The initial Credit Agreement also includes a secured letter of credit facility of up to $35.0 million.

In the third quarter of 2025, the Company entered into Amendment No. 1 (the “First Amendment”) to its initial Credit Agreement (collectively, the “Amended Credit Agreement”) to add $700.0 million in delayed draw term loan commitments (the “2025 delayed draw term loans”). The Amended Credit Agreement now provides a secured term loan facility of $2.7 billion (collectively, the “term loan facility”). The term loan facility is guaranteed by certain material subsidiaries and secured by substantially all assets of the Company and such subsidiary guarantors.

In December 2024, the Company borrowed $1.0 billion of initial term loans under the facility. The term loans are measured at amortized cost on the consolidated balance sheets. Issuance costs of $27.6 million were deducted from the carrying value and are amortized and recognized as a component of interest expense over the five-year term using the effective interest method. Additional deferred issuance costs of $25.1 million and $8.4 million related to the initial delayed draw term loan commitments and 2025 delayed draw term loans, respectively, were recognized initially as deferred assets and are reclassified and presented as a reduction of the carrying value of the debt upon draw, and are amortized over the remaining term on an effective interest method basis from the time of draw. Issuance costs of $0.2 million related to the secured letter of credit facility were recognized as a prepaid asset and are amortized over the five-year access period on a straight-line basis.

The initial term loans and initial delayed draw term loans (if and when funded) shall have the same terms and shall be treated as a single fungible class of term loans for all purposes under the Amended Credit Agreement, except that interest on any initial delayed draw term loan shall commence from the applicable date of the draw. As of December 31, 2025, $500.0 million was drawn on the initial delayed draw term loan commitments and $500.0 million remained available. The remaining initial delayed draw term loan commitments are available through December 11, 2026 and draws must be at least $5.0 million. As of December 31, 2025, $17.5 million of letters of credit were issued and $17.5 million remains to be issued under the letter of credit facility. As of December 31, 2025, no amounts were drawn on the letter of credit facility.

The $700.0 million 2025 delayed draw term loan commitments are available through March 15, 2026, and the proceeds when drawn may be used solely to prepay, repay, repurchase, redeem, exchange, or settle upon conversion the 2026 Notes. As of December 31, 2025, no amounts were drawn on the 2025 delayed draw term loans.

Pursuant to the terms of the Amended Credit Agreement, the Company is required to pay quarterly commitment fees of 1.00% per annum on the unused portions of both delayed draw term loan commitments. These fees will be capitalized each reporting period, as the draws are probable of occurring and will be reclassified against the carrying value of the respective debt upon draw and amortized over the respective debt terms on an effective interest method basis from the time of draw. The 2025 delayed draw term loan commitment fees started accruing on the unused portion three months after the effective date of the First Amendment. As of December 31, 2025, $4.8 million of deferred issuance costs related to commitment fees were reclassified and presented as a reduction of the carrying value of the related debt, with $5.5 million remaining as a deferred issuance cost asset related to the commitment fee.

The initial term loans mature on December 11, 2029, with quarterly principal payments of 0.25% of the original principal amount or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding term loans. Quarterly principal payments began on March 31, 2025 and will continue on the last business day of each quarter thereafter. The 2025 delayed draw term loans mature on September 9, 2030, with quarterly repayments of 0.25% of the original principal amount beginning on the last business day of the quarter after the funding of such loans and continuing thereafter. Prepayments are permitted at any time, in whole or in part, subject to premiums of 2.00% of the aggregate principal amount prepaid on or within one year of the closing date for the initial Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans) and 1.00% of such amount prepaid after one year but on or prior

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

to two years from the closing date for the initial Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans). Any amounts repaid or prepaid may not be reborrowed. Mandatory prepayments on the term loan facility may be required upon the occurrence of certain events as defined in the Amended Credit Agreement, which the Company considers remote as of December 31, 2025.

The following is a summary of the term loan facility as of December 31, 2025 and December 31, 2024:

Term Loan
December 31, 2025
Principal balance	$1,488.3
Unamortized issuance costs	(39.6)
Carrying value, net	$1,448.7

December 31, 2024
Principal balance	$1,000.0
Unamortized issuance costs	(27.1)
Carrying value, net	$972.9

Borrowings under the term loan facility bear interest, at the Company’s option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a 2.75% margin, or (b) an overnight term SOFR rate (based on one, three, or six month interest periods), plus a 3.75% margin. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the alternate base rate on the last business day of an interest period, but at most monthly and at least quarterly, with respect to overnight and term SOFR rate borrowings.

Interest expense associated with the term loan facility for the years ended December 31, 2025 and 2024, was $93.2 million and $5.2 million, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loan facility and amortization of issuance costs.

The Amended Credit Agreement allows for additional term loan facilities or increased commitments, subject to certain conditions and limits. It includes customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of December 31, 2025.

Maturities on the Company’s term loan facility are as follows:

Term Loan
2026	$15.0
2027	15.0
2028	15.0
2029	1,443.3
2030 and thereafter	—
Total	$1,488.3

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

The Notes of each series do not bear regular interest. The Notes of each series may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through December 31, 2025. The 2026 Notes will mature on March 1, 2026, and the 2028 Notes will mature on March 1, 2028, in each case, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2026 Notes is 26.1458 shares of the Company’s Class A common stock per $1,000 principal amount of such Note, which is equivalent to an initial conversion price of approximately $38.25 per share. The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for each series of Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indentures governing the Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the relevant series of Notes by a number of additional shares for a holder that elects to convert all or a portion of its Notes of such series in connection with such make-whole fundamental change or who elects to convert such Notes that are subject to such notice of redemption. The conversion rate for the 2026 Notes and the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the relevant indentures governing the Notes). There have been no changes to the initial conversion price of the Notes since issuance as of December 31, 2025.

Upon conversion, the principal portion of the Notes of the applicable series being converted will be settled in cash, and any amount in excess of the principal portion of such Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2026 Notes and the 2028 Notes was below the principal value of the respective series of Notes as of December 31, 2025. For the majority of the year ended December 31, 2025, the conditions allowing holders of the Notes to convert during the following fiscal quarter were not met. However, beginning December 1, 2025, holders of the 2026 Notes may convert their Notes at any time until maturity, regardless of conditions. As of December 31, 2025, no Notes have been converted.

Prior to the close of business on the business day immediately preceding December 1, 2027, the 2028 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2028 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2028 Notes for such trading day was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate for the 2028 Notes on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, the Notes may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions.

On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the relevant maturity date, holders of the 2028 Notes may convert all or a portion of their Notes regardless of the foregoing conditions.

The Company may redeem for cash all or any part of the 2028 Notes, at its option, on or after March 6, 2025, if the last reported sale price of its Class A common stock has been at least 130% of the conversion price for the 2028 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus any accrued and unpaid special interest to, but excluding, the redemption date. No sinking fund is provided for the 2028 Notes.

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

The following is a summary of the Notes as of December 31, 2025 and 2024.

	2026 Notes	2028 Notes	Total
December 31, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(0.4)	(3.4)	(3.8)
Carrying value, net	$695.4	$689.9	$1,385.3

December 31, 2024
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(2.6)	(4.9)	(7.5)
Carrying value, net	$693.2	$688.4	$1,381.6

During the years ended December 31, 2025 and 2024, the Company recognized $2.2 million in interest expense for the 2026 Notes and $1.6 million in interest expense for the 2028 Notes, respectively, with such interest expense solely consisting of amortization of issuance costs. The effective interest rate for the 2026 Notes and the 2028 Notes was 0.32% and 0.22%, respectively, as of December 31, 2025.

Maturities on the Company's convertible debt are as follows:

Convertible Debt
2026	$695.8
2027	—
2028	693.3
2029	—
2030 and thereafter	—
Total	$1,389.1

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

The convertible note hedge transactions are expected generally to offset the potential dilution to the Class A common stock upon conversion of the relevant series of Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the convertible note hedge transactions, is greater than the applicable strike price of those convertible note hedge transactions. As of December 31, 2025, the Company’s stock price was below the exercise price of the respective Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of December 31, 2025, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 9.Leases

The Company has operating leases for corporate offices, datacenters, and finance leases for infrastructure and computer equipment. The Company’s leases have remaining lease terms of under 1 year to 11 years, some of which include options to extend the leases for up to 5 years.

The components of lease cost were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost (1)	$66.6	$64.4
Finance lease cost:
Amortization of assets under finance lease	89.9	77.9
Interest	17.1	14.8
Total finance lease cost	$107.0	$92.7

(1) Is presented gross of sublease income and includes short-term leases, which are immaterial.

Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$83.7	$76.1
Payments for finance leases included in cash from operating activities	17.1	14.8
Payments for finance leases included in cash from financing activities	128.6	129.4
Assets obtained in exchange for lease obligations:
Operating leases	149.4	11.1
Finance leases	$147.3	$171.6

	As of December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	7.0	8.1
Finance leases	2.7	2.8

Weighted Average Discount Rate
Operating leases	5.0%	3.8%
Finance leases	5.3%	5.5%

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

	Operating leases(1)	Finance leases
2026	$71.1	$161.3
2027	72.2	114.7
2028	71.3	72.4
2029	71.2	24.7
2030	68.4	—
Thereafter	129.0	—
Total future minimum lease payments	$483.2	$373.1
Less imputed interest	(76.0)	(27.3)
Total liability	$407.2	$345.8
(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

The Company also has subleases for several floors of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 8 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $11.4 million and $14.0 million during the years ended December 31, 2025 and 2024, respectively.

Future non-cancelable rent payments from the Company's subtenants as of December 31, 2025 were as follows:

Operating leases
2026	$14.0
2027	12.4
2028	11.9
2029	9.3
2030	8.6
Thereafter	9.7
Total future sublease rent payments, net	$65.9

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit. As of December 31, 2025, the Company's remaining minimum obligation under the lease for its headquarters was $138.6 million, which excludes $162.9 million of future payments allocated to non-lease components.

In the fourth quarter of 2020, the Company moved to a Virtual First work model pursuant to which remote work has become the primary experience for all of its employees. As part of the Virtual First work model, the Company retained a portion of its office space to be used for the Company’s team collaboration use and a portion was marketed for sublease. Subsequently, every quarter, the Company has evaluated its real estate portfolio for impairment under ASC 360. As part of this analysis, the Company reassesses its real estate asset groups and estimates the fair value of the office space to be subleased using current market conditions. Where the carrying value of the individual asset groups exceeds their fair value, an impairment charge will be recognized for the difference.

The Company recorded a gain of $1.3 million during the year ended December 31, 2025, primarily resulting from a reduction of the liability for unrecoverable common area maintenance costs related to its San Francisco, California corporate headquarters due to recent sublease activity. See Note 16 "Subsequent Events" for additional information. The Company recorded total impairment charges of $0.1 million and $3.6 million during the years ended December 31, 2024 and 2023, respectively, for right-of-use and other lease related assets.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

In the fourth quarter of 2023, the Company amended its San Francisco corporate headquarters lease to surrender approximately 165,000 square feet of office space in exchange for aggregate termination payments of $79.0 million, payable in three tranches through January 2025. In January 2025, the Company completed the final tranche of the lease amendment, surrendering the remaining 59,000 square feet of space and paying the remaining $36.0 million termination fee.

As a result of the lease amendment, the Company recognized a one-time gain of $158.8 million in the fourth quarter of 2023 from the corresponding remeasurement of the lease liability and adjustment of the right-of-use asset (which was previously impaired), partially offset by an increase in the liability for unrecoverable common area maintenance costs. The gain was recorded within net (gain) loss on real estate assets in the consolidated statement of operations.
As of December 31, 2025, the Company's lease liability associated with its corporate headquarters lease was $108.2 million. The liability for unrecoverable common area maintenance costs totaled $26.7 million, compared to $51.7 million as of December 31, 2024. The liability for unrecoverable common area maintenance costs is recorded within accrued and other current liabilities and other liabilities.

Note 10.Commitments and Contingencies

Other commitments
Other commitments include payments to third-party vendors for services related to the Company's infrastructure, infrastructure warranty contracts, and asset retirement obligations for office modifications.

Future minimum payments under the Company's non-cancelable leases, finance lease obligations, and other commitments as of December 31, 2025, are as follows, and exclude non-cancelable rent payments from the Company's subtenants:

	Finance lease commitments	Operating lease commitments(1)	Other commitments(2)
Year ended December 31:
2026	$161.3	$89.6	$69.3
2027	114.7	91.2	3.4
2028	72.4	90.9	0.9
2029	24.7	91.5	0.6
2030	—	89.3	1.4
Thereafter	—	193.6	15.8
Future minimum payments	373.1	$646.1	$91.4
Less interest and taxes	(27.3)
Less current portion of the present value of minimum lease payments	(144.3)
Financing lease obligations, net of current portion	$201.5
(1) This balance includes short-term lease obligations and $162.9 million of future contractual rent payments allocated to non-lease components.
(2) This balance excludes indemnification and founder holdbacks related to our acquisitions.

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

Note 11. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
Non-income taxes payable	$58.9	$59.2
Accrued legal and other external fees	20.1	26.1
Acquisition indemnification holdbacks	6.1	4.0
Other accrued and current liabilities	36.6	53.9
Total accrued and other current liabilities	$121.7	$143.2

Note 12.Stockholders’ Deficit
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

As of December 31, 2025, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 1.7 million and 3.2 million shares into an equivalent number of shares of Class A common stock during the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, 167.2 million shares of Class A common stock, 75.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2024, 218.4 million shares of Class A common stock, 77.5 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of December 31, 2025 and 2024 exclude unvested restricted stock awards granted to certain executives, including 8.3 million unvested restricted stock awards granted to one of the Company's co-founders. See "Co-Founder Grant" section below for additional information.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock repurchase program

In February 2022, the Board of Directors authorized a $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2024. In July 2023, the Board of Directors authorized an additional $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized a third $1.2 billion program, which the Company completed during the three months ended December 31, 2025. In August 2025, the Board of Directors authorized a fourth $1.5 billion share repurchase program, under which the Company continues to repurchase shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.

During the year ended December 31, 2025, the Company repurchased and subsequently retired 60.4 million shares of its Class A common stock for an aggregate amount of $1.7 billion. During the year ended December 31, 2024, the Company repurchased and subsequently retired 49.5 million shares of its Class A common stock, for an aggregate amount of $1.2 billion. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act, in addition to repurchase execution costs incurred in connection with the Company’s share repurchase program.

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
As of December 31, 2025, there were 24.9 million stock-based awards issued and outstanding and 131.0 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Stock option and restricted stock activity for the Plans was as follows for the years ended December 31, 2025 and 2024:

		Options outstanding				Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average exercise price per share	Weighted- average remaining contractual term (In years)	Aggregate intrinsic value	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance as of December 31, 2023	110.0	0.2	$13.54	3.9	$2.2	30.4	$23.16
Additional shares authorized	16.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	11.68	—	—	(14.4)	23.61
Options and restricted stock units and awards canceled	10.9	—	—	—	—	(10.9)	23.68
Shares withheld related to net share settlement of restricted stock units and awards	5.7	—	—	—	—	—	—
Options and restricted stock units and awards granted	(20.6)	—	—	—	—	20.6	$24.53
Balance at December 31, 2024	122.8	0.1	$6.13	3.9	$0.6	25.7	$23.79
Additional shares authorized	14.8	—	—	—	—	—	—
Options exercised and restricted stock units and awards released	—	(0.1)	6.62	—	—	(12.4)	24.46
Options and restricted stock units and awards canceled / expired	7.0	—	—	—	—	(7.0)	24.63
Shares withheld related to net share settlement of restricted stock units and awards	5.0	—	—	—	—	—	—
Options and restricted stock units and awards granted	(18.6)	—	—	—	—	18.6	27.84
Balance as of December 31, 2025	131.0	—	$—	0.0	$—	24.9	$26.24
Vested at December 31, 2025		—	$—	0.0	$—	—	$—
Unvested at December 31, 2025		—	$—	0.0	$—	24.9	$26.24

The following table summarizes information about the pre-tax intrinsic value of options exercised during the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Intrinsic value of options exercised	$—	$1.0

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2025, unamortized stock-based compensation related to unvested stock options, restricted stock awards, and RSUs was $636.7 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of December 31, 2025.

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

The Company recognized stock-based compensation expense related to the Co-Founder Grant of $2.4 million during the year ended December 31, 2024. The stock-based compensation expense related to the Co-Founder Grant was fully recognized as of the fourth quarter of 2024.

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$363.4	$145.0	$339.3	$113.0	$345.7	$107.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	191.8	76.5	238.7	79.5	260.1	81.1
Net income per common share, basic	$1.89	$1.89	$1.42	$1.42	$1.33	$1.33
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$363.4	$145.0	$339.3	$113.0	$345.7	$107.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	145.0	—	113.0	—	107.9	—
Reallocation of net income to Class B common stock	—	(2.4)	—	(1.7)	—	(1.4)
Net income attributable to common stockholders for diluted EPS	$508.4	$142.6	$452.3	$111.3	$453.6	$106.5
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	191.8	76.5	238.7	79.5	260.1	81.1
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	4.5	—	5.2	—	4.4	—
Conversion of Class B to Class A common stock	76.5	—	79.5	—	81.1	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	272.8	76.5	323.4	79.5	345.6	81.1
Net income per common share, diluted	$1.86	$1.86	$1.40	$1.40	$1.31	$1.31

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Year Ended December 31,
	2025	2024	2023
Restricted stock units and awards	3.0	4.0	6.9
Co-Founder Grant	8.3	8.3	8.3
Convertible Senior Notes	37.8	37.8	37.8
Warrants	37.8	37.8	37.8
Total	86.9	87.9	90.8

Note 14. Income Taxes

For the years ended December 31, 2025, 2024, and 2023, the Company’s income from continuing operations before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$352.9	$280.4	$385.8
Foreign	264.7	229.4	168.6
Income before income taxes	$617.6	$509.8	$554.4
The components of the provision for income taxes in the years ended December 31, 2025, 2024, and 2023, were as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$(0.2)	$(21.7)	$(37.6)
State	(9.6)	(11.2)	(14.6)
Foreign	(47.8)	(30.9)	(10.7)
Deferred:
Federal	(51.2)	2.6	(23.0)
State	(1.6)	4.5	2.7
Foreign	1.2	(0.8)	(17.6)
Provision for income taxes	$(109.2)	$(57.5)	$(100.8)

    On July 4, 2025, the OBBBA was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation reduced U.S. cash tax payments in 2025, but increased tax expense, primarily due to the reinstatement of immediate expensing for U.S. research expenditures, which decreased GILTI, eliminated the foreign-derived intangible income ("FDII") benefit, and lowered taxable income which limited the availability of certain credits.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

A reconciliation of income taxes at the statutory federal income tax rate to the provision for income taxes included in the accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(129.7)	21.0%	$(107.1)	21.0%	$(116.4)	21.0%
State and local income taxes, net of federal benefit (1)	(5.5)	0.9%	(4.2)	0.8%	(8.5)	1.5%
Foreign tax effects
Ireland
Statutory tax rate difference between Ireland and the U.S.	22.3	(3.6)%	18.8	(4.0)%	12.9	(2.6)%
Other	(4.9)	0.7%	(5.8)	1.5%	(2.4)	0.7%
Other foreign jurisdictions	(3.8)	0.6%	(4.0)	0.8%	(0.2)	—%
Effect of cross-border tax laws
Global intangible low-taxed income	(7.8)	1.3%	(14.0)	2.8%	(38.0)	6.9%
Foreign-derived intangible income	—	—%	5.4	(1.1)%	6.0	(1.1)%
Other	0.3	(0.1)%	0.6	(0.1)%	(0.1)	—%
Research and development tax credits	19.4	(3.1)%	40.7	(8.0)%	50.1	(9.0)%
Nontaxable or nondeductible items
Stock-based compensation	13.2	(2.1)%	7.6	(1.5)%	2.4	(0.4)%
Non-deductible compensation	(4.1)	0.7%	(5.9)	1.2%	(7.1)	1.3%
Changes in unrecognized tax benefits	(8.6)	1.4%	7.3	(1.4)%	(1.7)	0.3%
Other adjustments	—	—%	3.1	(0.7)%	2.2	(0.4)%
Provision for income taxes	$(109.2)	17.7%	$(57.5)	11.3%	$(100.8)	18.2%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Georgia, Illinois, New Jersey, New York, Tennessee, Wisconsin for 2025, Florida, Georgia, Illinois, Maryland, New Jersey, New York, New York City, Virginia for 2024, and Florida, Georgia, Massachusetts, New York, New York City, Pennsylvania, Virginia for 2023.

Cash paid for income taxes (net of refunds) consisted of the following:

	As of December 31,
	2025	2024	2023
Federal	$6.2	$20.4	$39.9
State	4.8	10.4	18.9
Foreign
Ireland	43.7	28.3	8.0
Other Foreign	2.2	1.9	1.4
Cash paid for income taxes (net of refunds)	$56.9	$61.0	$68.2

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$22.0	$20.7
Research credit carryforwards	220.1	194.9
Stock-based compensation	25.1	25.7
Accruals and reserves	27.6	25.9
Lease liability	81.0	60.4
Convertible senior notes	15.5	26.5
Capitalized research expenditures	216.4	289.3
Other	6.6	0.6
Gross deferred tax assets	614.3	644.0
Valuation allowance	(127.2)	(122.8)
Total deferred tax assets, net of valuation allowance	487.1	521.2
Deferred tax liabilities:
Fixed assets and intangible assets	12.5	25.9
Right-of-use assets	50.3	24.7
Other	8.6	3.9
Total deferred tax liability	71.4	54.5
Net deferred tax assets	$415.7	$466.7

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of December 31, 2025, the Company continues to maintain valuation allowances against its deferred tax assets in certain states and one foreign jurisdiction.

As of December 31, 2025, the Company had $13.1 million of federal, $70.3 million of state, and $28.1 million of foreign net operating loss carryforwards available to reduce future taxable income. Of the federal net operating loss carryforwards, $2.2 million will begin to expire in 2032 and $10.9 million will carryforward indefinitely, while state net operating losses begin to expire in 2032. The foreign net operating loss carryforwards will carryforward indefinitely.

As of December 31, 2025, the Company had research credit carryforwards of $218.7 million and $191.4 million for federal and state income tax purposes, respectively, of which $109.3 million and $53.4 million is the unrecognized tax benefit portion related to the research credit carryforwards for federal and state, respectively. The federal and state credit carryforwards will begin to expire in 2041 and 2030, respectively. The Company also had $2.7 million of foreign tax credit carryforwards which will begin to expire in 2035.

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

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

As of December 31, 2025, the balance of unrecognized tax benefits was $178.3 million of which $118.2 million, if recognized, would affect the effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

	Year Ended December 31,
	2025	2024	2023
Balance of gross unrecognized tax benefits at the beginning of the fiscal year	$162.7	$149.8	$127.2
Gross increases related to prior period tax positions	2.8	0.3	3.4
Gross decreases related to prior period tax positions	(1.0)	(0.2)	(0.7)
Gross increases related to current period tax positions	14.0	20.7	21.1
Reductions due to lapse in statute of limitations	(0.2)	—	(1.2)
Reductions due to settlements with taxing authorities	—	(7.9)	—
Balance of gross unrecognized tax benefits at the end of the fiscal year	$178.3	$162.7	$149.8

The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. As of December 31, 2025, the amount of accrued interest and penalties related to uncertain tax positions was $8.6 million. Net interest and penalties recognized/(released) for the years ended December 31, 2025, 2024, and 2023 was $3.6 million, $(1.6) million, and $1.3 million, respectively.

The Company is routinely under audit by federal, state, local, and foreign tax authorities, which may include examinations of the timing and amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. consolidated federal income tax returns for the tax years ending December 31, 2022 through December 31, 2024. Tax years 2010 and forward remain subject to examination by state taxing authorities. Ireland is the Company’s material foreign tax jurisdiction, and tax years 2016 and forward remain subject to examination by the Irish Revenue Commissioners.

During the fourth quarter of 2025, we changed our assertion regarding our intent to indefinitely reinvest undistributed earnings of our Irish subsidiary and determined that those earnings are no longer considered permanently reinvested. The deferred income tax impact of this change is not material.

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

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expenses, which are disclosed in Note 4 "Property and Equipment, Net" and Note 6 "Intangible Assets", respectively. Other segment items consist of interest (expense) income, net, other income (loss), net, and provision for income taxes, as presented in the consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region, based on the physical location of the operations recording the asset or the sale, are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area:

	As of December 31,
	2025	2024
United States	$357.2	$353.1
International (1)	21.2	5.7
Total property and equipment, net	$378.4	$358.8

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of December 31, 2025 and 2024.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
United States	$1,421.4	$1,448.5	$1,419.4
International (1)	1,099.6	1,099.7	1,082.2
Total revenue	$2,521.0	$2,548.2	$2,501.6

(1) No single country outside of the United States accounted for more than 10% of total revenue during the years ended December 31, 2025, 2024 and 2023 respectively.

DROPBOX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Note 16. Subsequent Events

On January 23, 2026, the Company entered into a sublease for approximately 282,000 square feet of its San Francisco, California corporate headquarters. The sublease term is for approximately 3 years, is estimated to commence in February 2026 and will expire in June 2029, with an option to extend for an additional 4 years. Further, on January 29, 2026, the Company entered into an amendment for one of its San Francisco, California corporate headquarter subleases, for approximately 95,000 square feet with staggered commencements between 2026 and 2029 and expiration in August 2033. As a result of these sublease agreements, the Company is entitled to receive approximately $118.7 million in total future cash payments related to rent and common area maintenance fees over the terms of the subleases.

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
Our management, under the supervision of our Chief Financial Officer and Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following officer, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 10th, 2025, Will Yoon, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 29,027 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers, as defined in Rule 16a-1(f), or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our Proxy Statement relating to our 2026 Meeting of Stockholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2025.

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

EXHIBIT INDEX

		Form	File Number	Exhibit	Filed with SEC
Exhibit Number	Description

2.1	Plan of Conversion.	8-K	001-38484	2.1	March 10, 2025

3.1	Articles of Incorporation of the Registrant.	8-K	001-38434	3.1	March 10, 2025

3.2	Bylaws of the Registrant.	8-K	001-38434	3.2	March 10, 2025

4.1	Form of Class A common stock certificate of the Registrant.	S-1/A	333-223182	4.1	March 12, 2018

4.2	Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of January 30, 2014, as amended.	S-1	333-223182	4.2	February 23, 2018

4.3	Amendment No. 2 to the Amended and Restated Investors’ Rights Agreement among the Registrant and certain holders of its capital stock, dated as of March 27, 2018.	10-Q	001-38434	4.3	May 11, 2018

4.4	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (2026 Notes).	8-K	001-38434	4.1	February 26, 2021

4.5	Indenture, dated February 26, 2021, between the Registrant and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (2028 Notes).	8-K	001-38434	4.2	February 26, 2021

4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4).	8-K	001-38434	4.3	February 26, 2021

4.7	Form of 0% Convertible Senior Note due 2028 (included in Exhibit 4.5).	8-K	001-38434	4.4	February 26, 2021

4.8*	Description of Capital Stock.

4.9	Supplemental Indenture dated March 3, 2025 between the Company and U.S. Bank Trust Company, National Association (2026 Notes).	8-K	001-38434	4.1	March 10, 2025

4.10	Supplemental Indenture dated March 3, 2025 between the Company and U.S. Bank Trust Company, National Association (2028 Notes).	8-K	001-38434	4.2	March 10, 2025

10.1+	Form of Indemnification Agreement between the Registrant and certain of its directors and executive officers.	S-1	333-223182	10.1	February 23, 2018

10.2+	Dropbox, Inc. 2018 Equity Incentive Plan and related form agreements, as amended.	10-K	001-38434	10.2	February 21, 2025

10.3+	Dropbox, Inc. 2018 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.3	March 21, 2018

		Form	File Number	Exhibit	Filed with SEC

10.4+	Dropbox, Inc. 2018 Class C Stock Incentive Plan and related form agreements.	S-1/A	333-223182	10.4	March 21, 2018

10.5+	Dropbox, Inc. 2018 Class C Employee Stock Purchase Plan and related form agreements.	S-1/A	333-223182	10.5	March 21, 2018

10.6+	Dropbox, Inc. 2017 Equity Incentive Plan and related form agreements.	S-1/A	333-223182	10.6	March 21, 2018

10.7+	Dropbox, Inc. 2008 Equity Incentive Plan, as amended, and related form agreements.	S-1/A	333-223182	10.7	March 21, 2018

10.8+	Dropbox, Inc. Amended and Restated Cash Bonus Plan.	10-K	001-38434	10.8	February 19, 2021

10.9+	Restricted Stock Agreement between the Registrant and Andrew W. Houston.	S-1	333-223182	10.9	February 23, 2018

10.10+	Revised Form of Change of Control and Severance Agreement as of February 2024 between the Registrant and certain executive officers	10-K	001-38434	10.10	February 16, 2024

10.11+	Employment Letter between the Registrant and Andrew W. Houston.	S-1/A	333-223182	10.12	March 12, 2018

10.12+	Form of Restricted Stock Agreement between the Registrant and certain executive officers.	10-K	001-38434	10.14	February 21, 2020

10.13+	Offer Letter between the Registrant and Timothy Regan	10-Q	001-38434	10.1	August 7, 2020

10.14	Office Lease between the Registrant and KR Mission Bay, LLC, dated as of October 6, 2017.	S-1	333-223182	10.19	February 23, 2018

10.15	Second Amendment to Office Lease between Dropbox, Inc. and KR Mission Bay, LLC, dated as of May 25, 2018.	10-Q	001-38434	10.2	August 10, 2018

10.16	Purchase Agreement, dated February 23, 2021, by and among the Registrant and J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC, as representatives of the several initial purchasers listed in Schedule I thereto.	8-K	001-38434	10.1	February 26, 2021

10.17	Form of Convertible Note Hedge Confirmation (2026 Notes).	8-K	001-38434	10.2	February 26, 2021

10.18	Form of Convertible Note Hedge Confirmation (2028 Notes).	8-K	001-38434	10.3	February 26, 2021

10.19	Form of 2026 Warrant Confirmation.	8-K	001-38434	10.4	February 26, 2021

10.20	Form of 2028 Warrant Confirmation.	8-K	001-38434	10.5	February 26, 2021

10.21+	Dropbox, Inc. Outside Director Compensation Policy and related form agreements.	10-K	001-38434	10.22	February 21, 2020

		Form	File Number	Exhibit	Filed with SEC
10.22	Eighth Amendment to Office Lease, dated November 1, 2021 and executed on December 16, 2021, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.26	February 18, 2022

10.23	Eleventh Amendment to Office Lease, dated October 1, 2023 and executed on October 17, 2023, by and between the Registrant and KRE Exchange Owner LLC	10-K	001-38434	10.24	February 16, 2024

10.24	Credit and Guaranty Agreement, dated as of December 11, 2024, by and among the Registrant, the guarantors party thereto, the lenders party thereto, including Blackstone Private Credit Fund and certain of its affiliates, the issuing bank, and the administrative agent and collateral agent.	8-K	001-38434	10.1	December 11, 2024

10.25+	Offer Letter between the Registrant and Ashraf Alkarmi.	10-Q	001-38434	10.1	May 9, 2025

10.26+	Offer Letter between the Registrant and Ali Dasdan.	10-Q	001-38434	10.2	May 9, 2025

10.27+	Offer Letter between the Registrant and William Yoon.	10-Q	001-38434	10.3	May 9, 2025

10.28	Amendment No. 1 to Credit and Guaranty Agreement, dated as of September 9, 2025, by and among the Company, the guarantors party thereto, the lenders party thereto, the issuing bank and the administrative agent and collateral agent.	8-K	001-38434	10.1	September 9, 2025

10.29+*	Offer Letter between the Registrant and Ross Tennenbaum.

10.30*+	Form of Indemnification Agreement between the Registrant and certain of its directors and executive officers.

19.1*	Insider Trading Policy.

21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included in signature pages hereto).

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Dropbox, Inc. Incentive- Based Compensation Recovery Policy	10-K	001-38434	97.1	February 16, 2024

		Form	File Number	Exhibit	Filed with SEC
101
The following financial statements from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statement of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, (v) Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16. FORM 10-K SUMMARY

    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on February 20, 2026.

DROPBOX, INC.

By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew W. Houston and Ross Tennenbaum, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew W. Houston Andrew W. Houston	Chief Executive Officer and Chairman (Principal Executive Officer)	February 20, 2026

/s/ Ross Tennenbaum Ross Tennenbaum	Chief Financial Officer (Principal Financial Officer)	February 20, 2026

/s/ Sarah Schubach Sarah Schubach	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2026

/s/ Andrew Moore Andrew Moore	Director	February 20, 2026

/s/ Abhay Parasnis Abhay Parasnis	Director	February 20, 2026

/s/ Karen A. Peacock Karen A. Peacock	Director	February 20, 2026

/s/ Lisa Campbell Lisa Campbell	Director	February 20, 2026

/s/ Michael Seibel Michael Seibel	Director	February 20, 2026

/s/ Paul E. Jacobs Paul E. Jacobs	Director	February 20, 2026

/s/ Warren Jenson Warren Jenson	Director	February 20, 2026