Form 10-Q
period 2026-03-31
DROPBOX, INC.
filed 2026-05-08
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or
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

As of May 4, 2026, there were 158,037,382 shares of the registrants’ Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 75,263,267 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•We operate with a Virtual First work model and the long-term impact of this model on our financial results and business operations remains uncertain.

•Our business may be significantly impacted by a change in general economic, political, and market conditions, including any resulting effect on consumer or business spending.

•Our lack of a significant outbound sales force may limit the potential growth of our business.

•We may increase expenses in the future, and we may not be able to achieve or maintain profitability in future periods.

•Servicing our indebtedness under our term loan facility and 2028 Notes (as defined below) may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under the term loan facility or 2028 Notes.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,207.4	$891.3
Short-term investments	81.4	146.9
Trade and other receivables, net	74.7	79.1
Prepaid expenses and other current assets	84.9	73.2
Total current assets	1,448.4	1,190.5
Property and equipment, net	358.3	378.4
Operating lease right-of-use asset	260.7	270.7
Intangible assets, net	27.4	33.7
Goodwill	455.5	454.9
Deferred tax assets	405.3	415.7
Other assets	75.3	101.0
Total assets	$3,030.9	$2,844.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$32.1	$24.3
Accrued and other current liabilities	142.1	121.7
Accrued compensation and benefits	42.5	111.8
Operating lease liability	51.4	51.3
Finance lease obligation	133.6	144.3
Convertible senior notes, net, current	—	695.4
Term loan, net, current	27.1	15.0
Deferred revenue	746.9	729.7
Total current liabilities	1,175.7	1,893.5
Operating lease liability, non-current	340.6	355.9
Finance lease obligation, non-current	181.0	201.5
Convertible senior notes, net, non-current	690.3	689.9
Term loan, net, non-current	2,584.6	1,433.7
Other non-current liabilities	70.4	67.6
Total liabilities	5,042.6	4,642.1
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	1,904.6	2,012.2
Accumulated deficit	(3,922.2)	(3,815.1)
Accumulated other comprehensive income	5.9	5.7
Total stockholders' deficit	(2,011.7)	(1,797.2)
Total liabilities and stockholders' deficit	$3,030.9	$2,844.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$629.5	$624.7
Cost of revenue(1)(2)	128.1	116.7
Gross profit	501.4	508.0
Operating expenses:
Research and development(1)(2)	184.2	178.4
Sales and marketing(1)(2)	86.9	92.0
General and administrative(1)(2)	57.5	53.8
Total operating expenses	328.6	324.2
Income from operations	172.8	183.8
Interest expense, net	(36.7)	(14.6)
Other income, net	5.3	0.3
Income before income taxes	141.4	169.5
Provision for income taxes	(26.9)	(19.2)
Net income	$114.5	$150.3
Net income per share-basic and diluted:
Basic net income per share	$0.49	$0.52
Diluted net income per share	$0.48	$0.51
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	235.2	290.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	236.7	295.7

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$4.2	$4.9
Research and development	50.0	46.7
Sales and marketing	4.7	5.0
General and administrative	12.2	10.5
Total stock-based compensation	$71.1	$67.1

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$114.5	$150.3
Other comprehensive income:
Change in foreign currency translation adjustments	(0.1)	1.0
Change in net unrealized gains and losses on short-term investments	0.3	2.1
Total other comprehensive income	$0.2	$3.1
Comprehensive income	$114.7	$153.4

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended March 31, 2026						Three Months Ended March 31, 2025
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	242.9	$—	$2,012.2	$(3,815.1)	$5.7	$(1,797.2)	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)
Release of restricted stock units and awards	2.9	—	—	—	—	—	2.8	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(14.2)	(16.1)	—	(30.3)	(1.2)	—	(12.9)	(26.9)	—	(39.8)
Repurchases of common stock	(14.3)	—	(164.5)	(205.5)	—	(370.0)	(18.1)	—	(191.4)	(312.6)	—	(504.0)
Stock-based compensation	—	—	71.1	—	—	71.1	—	—	67.1	—	—	67.1
Other comprehensive income	—	—	—	—	0.2	0.2	—	—	—	—	3.1	3.1
Net income	—	—	—	114.5	—	114.5	—	—	—	150.3	—	150.3
Balances at end of period	230.3	$—	$1,904.6	$(3,922.2)	$5.9	$(2,011.7)	279.4	$—	$2,267.0	$(3,335.7)	$(7.0)	$(1,075.7)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities
Net income	$114.5	$150.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.1	38.1
Stock-based compensation	71.1	67.1
Amortization of debt issuance costs	3.8	2.3
Net loss on equity investments	—	0.5
Amortization of deferred commissions	5.5	7.2
Non-cash operating lease expense	9.8	8.4
Deferred taxes	10.4	1.5
Other	0.2	(1.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	4.0	(0.8)
Prepaid expenses and other current assets	(16.4)	(15.3)
Other assets	(0.3)	1.7
Accounts payable	8.1	(3.5)
Accrued and other current liabilities	19.5	(4.1)
Accrued compensation and benefits	(69.3)	(65.1)
Deferred revenue	18.0	11.7
Other non-current liabilities	1.5	2.4
Operating lease liabilities	(15.0)	(10.7)
Cash paid for lease termination	—	(36.0)
Net cash provided by operating activities	204.5	153.8
Cash flow from investing activities
Capital expenditures	(1.2)	(0.1)
Purchase of intangible assets	—	(0.4)
Proceeds from sales of short-term investments	0.2	—
Proceeds from maturities of short-term investments	65.4	30.0
Cash receipts from equipment rebates	0.9	6.9
Other	1.6	(0.6)
Net cash provided by investing activities	66.9	35.8
Cash flow from financing activities
Proceeds from term loan facility	1,200.0	—
Payments of debt issuance costs and loan commitment fees	(8.1)	(3.3)
Principal payments against term loan facility	(6.8)	(2.5)
Repayment of convertible senior notes	(695.8)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(30.3)	(39.8)
Principal payments on finance lease obligations	(43.4)	(33.8)
Common stock repurchases	(366.8)	(499.1)
Payment of acquisition-related indemnification holdback	(2.6)	—
Net cash provided by (used in) financing activities	46.2	(578.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1.4)	3.3
Change in cash, cash equivalents, and restricted cash	316.2	(385.6)
Cash, cash equivalents, and restricted cash - beginning of period	905.9	1,360.5
Cash, cash equivalents, and restricted cash - end of period	$1,222.1	$974.9

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	1,207.4	942.2
Restricted cash, current, included in prepaid expenses and other current assets	—	2.3
Restricted cash, non-current, included in other assets	14.7	30.4
Total cash, cash equivalents, and restricted cash	$1,222.1	$974.9
Supplemental cash flow data:
Property and equipment acquired under finance leases	$12.4	$43.6
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

The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of comprehensive income, statements of stockholders' deficit and the statements of cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ended December 31, 2026 or any future period.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K on file with the SEC (“Annual Report”).

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2026 and 2025.

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

The Company recognized $344.6 million of revenue during the three months ended March 31, 2026 and 2025 that was included in the deferred revenue balances at the beginning of their respective periods.

As of March 31, 2026, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $818.7 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $14.7 million and $14.6 million as of March 31, 2026 and December 31, 2025, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
not record any material credit losses during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 52% of total trade and other receivables, net as of March 31, 2026. One distribution partners accounted for 47% of total trade and other receivables, net as of December 31, 2025. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $3.3 million and $5.0 million during the three months ended March 31, 2026 and 2025, respectively.

Deferred commissions, net included in prepaid and other current assets were $16.3 million and $17.1 million as of March 31, 2026 and December 31, 2025, respectively. Deferred commissions, net included in other assets were $17.0 million and $18.4 million as of March 31, 2026 and December 31, 2025, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $5.5 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment charge related to right-of-use assets and other lease related property and equipment assets. See Note 8 "Leases" for additional information.

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

U.S. tax law, as amended by the One Big Beautiful Bill Act, subjects a U.S. shareholder to current tax on net controlled foreign corporation tested income ("NCTI") earned by foreign subsidiaries. The Company accounts for NCTI as a period cost as incurred.

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

Recently adopted accounting pronouncements
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The Company adopted ASU 2024-04 on January 1, 2026. The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as there were no induced conversions or modifications of the Company’s convertible debt instruments during the period.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when measuring credit losses. The Company adopted ASU 2025-05 on January 1, 2026 and elected to apply the practical expedient. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of March 31, 2026 and December 31, 2025 consisted of the following:

	As of March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$114.7	$—	$—	$114.7
Cash equivalents
Money market funds	1,092.7	—	—	1,092.7
Total cash & cash equivalents	$1,207.4	$—	$—	$1,207.4
Short-term investments
Corporate notes and obligations	45.5	—	(0.3)	45.2
U.S. Treasury securities	23.8	—	(0.1)	23.7
Municipal securities	10.9	—	(0.1)	10.8
Asset backed securities	1.7	—	—	1.7
Total short-term investments	81.9	—	(0.5)	81.4
Total	$1,289.3	—	(0.5)	1,288.8

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$126.5	$—	$—	$126.5
Cash equivalents
Money market funds	764.8	—	—	764.8
Total cash & cash equivalents	$891.3	$—	$—	$891.3
Short-term investments
Corporate notes and obligations	79.6	0.1	(0.6)	79.1
U.S. Treasury securities	45.4	0.1	(0.2)	45.3
Municipal securities	10.8	—	(0.1)	10.7
Asset backed securities	6.3	—	(0.1)	6.2
U.S. agency obligations	3.8	—	—	3.8
Supranational securities	1.8	—	—	1.8
Total short-term investments	147.7	0.2	(1.0)	146.9
Total	1,039.0	0.2	(1.0)	1,038.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $10.2 million and $8.1 million as of March 31, 2026 and December 31, 2025, respectively.

All short-term investments were designated as available-for-sale securities as of March 31, 2026 and December 31, 2025.

The following table presents the contractual maturities of the Company’s short-term investments as of March 31, 2026:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	As of March 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$63.0	$62.5
Due between one to three years	18.4	18.4
Due after three years	0.5	0.5
Total	$81.9	$81.4

The Company had 51 short-term investments in unrealized loss positions as of March 31, 2026. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three months ended March 31, 2026 and 2025.

As of March 31, 2026, the Company’s short-term investments portfolio consisted of four security types, three of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $0.5 million as of March 31, 2026. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$0.8	$—	$33.3	$(0.3)	$34.1	$(0.3)
U.S. Treasury securities	3.3	—	11.9	(0.1)	15.2	(0.1)
Municipal securities	6.2	—	4.6	(0.1)	10.8	(0.1)
Total	$10.3	$—	$49.8	$(0.5)	$60.1	$(0.5)

	As of December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.1	$—	$58.5	$(0.6)	$59.6	$(0.6)
U.S. Treasury securities	5.0	—	28.4	(0.2)	33.4	(0.2)
Municipal securities	—	—	4.5	(0.1)	4.5	(0.1)
Asset backed securities	—	—	4.8	(0.1)	4.8	(0.1)
Total	$6.1	$—	$96.2	$(1.0)	$102.3	$(1.0)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $7.6 million and $12.7 million during the three months ended March 31, 2026 and 2025, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,092.7	$—	$—	$1,092.7
Total cash equivalents	$1,092.7	$—	$—	$1,092.7
Short-term investments
Corporate notes and obligations	—	45.2	—	45.2
U.S. Treasury securities	—	23.7	—	23.7
Municipal securities	—	10.8	—	10.8
Asset backed securities	—	1.7	—	1.7
Total short-term investments	—	81.4	—	81.4
Total	$1,092.7	$81.4	$—	$1,174.1

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$764.8	$—	$—	$764.8
Total cash equivalents	$764.8	$—	$—	$764.8
Short-term investments
Corporate notes and obligations	—	79.1	—	79.1
U.S. Treasury securities	—	45.3	—	45.3
Municipal securities	—	10.7	—	10.7
Asset backed securities	—	6.2	—	6.2
U.S. agency obligations	—	3.8	—	3.8
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	146.9	—	146.9
Total	$764.8	$146.9	$—	$911.7

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.

The Company had $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes"), outstanding as of March 31, 2026. Refer to Note 7 "Debt" for additional information.

The estimated fair value of the 2028 Notes, based on a market approach as of March 31, 2026 was approximately $659.3 million. The 2028 Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the 2028 Notes in an over-the-counter market on the last business day of the period.

The Company had $2,681.6 million of term loans outstanding with a carrying value of $2,611.7 million as of March 31, 2026. Refer to Note 7 "Debt" for additional information. As of March 31, 2026, the fair value of the term loans approximated the carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Datacenter and other computer equipment	$819.5	$823.5
Furniture and fixtures	9.4	9.4
Leasehold improvements	104.3	104.3
Construction in progress	0.3	0.4
Total property and equipment	933.5	937.6
Accumulated depreciation	(575.2)	(559.2)
Property and equipment, net	$358.3	$378.4

The Company leases certain infrastructure equipment from various third parties, through finance leases. Infrastructure assets as of March 31, 2026 and December 31, 2025 included a total of $487.6 million and $485.5 million, respectively, acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the equipment under finance leases totaled $198.3 million and $183.8 million as of March 31, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $32.7 million and $31.7 million for the three months ended March 31, 2026 and 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets

Intangible assets consisted of the following:

	As of March 31,	As of December 31,	Weighted- average remaining useful life (In years) As of March 31,
	2026	2025	2026
Developed technology	$97.3	$97.3	2.8
Customer relationships	48.5	48.5	1.3
Patents	14.6	16.6	1.7
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.0
Licenses	0.5	0.5	2.7
Assembled workforce in asset acquisitions	0.8	3.8	2.9
Other	1.1	1.1	0.0
Total intangibles	177.5	182.5
Accumulated amortization	(150.1)	(148.8)
Intangible assets, net	$27.4	$33.7
Amortization expense was $6.3 million and $6.4 million for the three months ended March 31, 2026 and 2025, respectively.

Expected future amortization expense for intangible assets as of March 31, 2026 is as follows:

Intangible assets
Remainder of 2026	$10.4
2027	8.2
2028	5.1
2029	2.7
2030	0.6
Thereafter	0.4
Total	$27.4

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2025	$454.9
Effect of foreign currency translation	0.6
Balance at March 31, 2026	$455.5

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended March 31, 2026 and December 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 7.Debt

Term loan facility

During the fourth quarter of 2024, the Company entered into a secured five-year term loan facility under a Credit and Guaranty Agreement (the “initial Credit Agreement”), providing up to $2.0 billion in aggregate principal amount of term loans, consisting of $1.0 billion of initial term loans (the "initial term loans"), which were fully drawn at closing, and $1.0 billion of initial delayed draw term loan commitments (the "initial delayed draw term loan commitments"). The initial Credit Agreement also provides for a secured letter of credit facility in an aggregate amount of up to $35.0 million.

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

The term loans are measured at amortized cost on the condensed consolidated balance sheets. Issuance costs of $27.6 million were deducted from the carrying value and are amortized and recognized as a component of interest expense over the five-year term using the effective interest method. Additional deferred issuance costs of $27.6 million and $11.9 million related to the initial delayed draw term loan commitments and 2025 delayed draw term loans, respectively, were recognized initially as deferred assets and were reclassified and presented as a reduction of the carrying value of the related debt upon draw, and are amortized over the remaining term on an effective interest method basis from the time of draw. Issuance costs of $0.2 million related to the secured letter of credit facility were recognized as a prepaid asset and are amortized over the five-year access period on a straight-line basis.

The initial term loans and the initial delayed draw term loans have the same terms and are treated as a single fungible class of term loans for all purposes under the Amended Credit Agreement, except that interest on the initial delayed draw term loans commenced from the applicable date of draw. As of March 31, 2026, $1.0 billion was drawn on the initial delayed draw term loan commitments and no commitment remained available. As of March 31, 2026, $18.7 million of letters of credit were issued and $16.3 million remains to be issued under the letter of credit facility. As of March 31, 2026, no amounts were drawn on the letter of credit facility.

In the first quarter of 2026, the Company drew $700.0 million on the 2025 delayed draw term loan commitments and the proceeds were used primarily to repay the 2026 Notes (as defined below) at maturity, with the remaining proceeds available for general corporate purposes. As of March 31, 2026, no commitment remained available.

Pursuant to the terms of the Amended Credit Agreement, the Company was required to pay quarterly commitment fees of 1.00% per annum on the unused portions of both delayed draw term loan commitments. These fees were capitalized as the draws were probable of occurring and were reclassified against the carrying value of the respective debt upon draw. As of March 31, 2026, $12.4 million of deferred issuance costs related to the commitment fees has been fully reclassified and presented as a reduction of the carrying value of the related debt, as the commitments have been fully drawn and no amounts remain available. These fees are amortized over the respective debt terms using the effective interest method from the time of draw.

The initial term loans and initial delayed draw term loans mature on December 11, 2029, with quarterly principal payments of 0.25% of the original principal amount or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and will continue on the last business day of each quarter thereafter. The 2025 delayed draw term loans mature on September 9, 2030, with quarterly repayments of 0.25% of the original principal amount. Quarterly principal payments on the 2025 delayed draw term loans began on March 31, 2026 and will continue on the last business day of each quarter thereafter. Prepayments are permitted at any time, in whole or in part, subject to premiums of 2.00% of the aggregate principal amount prepaid on or within one year of the closing date for the initial Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans) and 1.00% of such amount prepaid after one year but on or prior to two years from the closing date for the initial Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans). Any amounts repaid or prepaid may not be reborrowed. Mandatory prepayments on the term loan facility may be required upon the

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
occurrence of certain events as defined in the Amended Credit Agreement, which the Company considers remote as of March 31, 2026.

The following is a summary of the term loan facility as of March 31, 2026 and December 31, 2025.

Term Loan
March 31, 2026
Principal balance	$2,681.6
Unamortized issuance costs	(69.9)
Carrying value, net	$2,611.7

December 31, 2025
Principal balance	$1,488.3
Unamortized issuance costs	(39.6)
Carrying value, net	$1,448.7

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

Interest expense associated with the term loan facility for the three months ended March 31, 2026 and 2025 was $37.9 million and $21.6 million, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loan facility and amortization of issuance costs.

The Amended Credit Agreement allows for additional term loan facilities or increased commitments, subject to certain conditions and limits. It includes customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of March 31, 2026.

Maturities on the Company's term loan facility are as follows:

Term Loan
Remainder of 2026	$20.4
2027	27.1
2028	27.1
2029	1,935.0
2030	672.0
Thereafter	—
Total	$2,681.6

Convertible senior notes

During the first quarter of 2021, the Company issued $695.8 million aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"). Additionally, during the first quarter of 2021, the Company issued $693.3 million aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes," and together with the 2026 Notes,

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
the "Notes"). The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the sale of the 2026 Notes and 2028 Notes were approximately $1.4 billion after deducting offering and issuance costs related to the respective Notes.

As of the maturity date on March 1, 2026, no holder of the 2026 Notes had converted their principal amount. The Company used a total of $695.8 million in cash to repay the aggregate principal amount at their maturity.

The 2028 Notes do not bear regular interest. The 2028 Notes may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through March 31, 2026. The 2028 Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such 2028 Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for the 2028 Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture governing the 2028 Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the 2028 Notes by a number of additional shares for a holder that elects to convert all or a portion of its 2028 Notes in connection with such make-whole fundamental change or who elects to convert such 2028 Notes that are subject to such notice of redemption. The conversion rate for the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the indenture governing the 2028 Notes). There have been no changes to the initial conversion price of the 2028 Notes since issuance as of March 31, 2026.

Upon conversion, the principal portion of the 2028 Notes being converted will be settled in cash, and any amount in excess of the principal portion of the 2028 Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2028 Notes was below the principal value of the 2028 Notes as of March 31, 2026. As of March 31, 2026, the conditions allowing holders of the 2028 Notes to convert during the following fiscal quarter were not met.

Prior to the close of business on the business day immediately preceding December 1, 2027, the 2028 Notes will be convertible only under the following circumstances: (1) during any calendar quarter commencing after June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price for the 2028 Notes on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which, for each trading day of that period, the trading price per $1,000 principal amount of 2028 Notes, for such trading day was less than 98% of the product of the last reported sale price of the Class A common stock and the conversion rate for the 2028 Notes on each such trading day; (3) if the Company calls any or all of the 2028 Notes for redemption, the 2028 Notes may be converted at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate transactions.

On or after December 1, 2027, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2028 Notes may convert all or a portion of their 2028 Notes regardless of the foregoing conditions.

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

Upon the occurrence of a fundamental change (as defined in the indenture governing the 2028 Notes) prior to the maturity date, holders of the 2028 Notes may require the Company to repurchase all or a portion of the 2028 Notes for cash at a price equal to 100% of the principal amount of the 2028 Notes to be repurchased, plus any accrued and unpaid special interest to, but excluding, the fundamental change repurchase date. Additionally, and upon events of default (as defined in the indenture governing the 2028 Notes), the maturity of the 2028 Notes may be accelerated.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The 2028 Notes are the Company’s general unsecured obligations and will rank senior in right of payment to any existing and future indebtedness that is contractually subordinated to the 2028 Notes; rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness that is not so subordinated; effectively rank junior in right of payment to any of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness; and be structurally subordinated to all indebtedness and other liabilities (including trade payables) of subsidiaries of the Company.

In accounting for the 2028 Notes, issuance costs of $11.0 million were deducted from the carrying value of the 2028 Notes in the condensed consolidated balance sheet. Issuance costs will be recognized as interest expense over the seven-year term for the 2028 Notes.

The following is a summary of the Notes outstanding as of March 31, 2026 and December 31, 2025.

	2026 Notes	2028 Notes	Total
March 31, 2026
Principal balance	$—	$693.3	$693.3
Unamortized issuance costs	—	(3.0)	(3.0)
Carrying value, net	$—	$690.3	$690.3

December 31, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(0.4)	(3.4)	(3.8)
Carrying value, net	$695.4	$689.9	$1,385.3

During the three months ended March 31, 2026 and 2025, the Company recognized $0.4 million in interest expense for the 2026 Notes, which matured on March 1, 2026, and $0.4 million and $0.3 million in interest expense for the 2028 Notes, respectively, with such interest expense consisting solely of amortization of issuance costs. The effective interest rate for the 2028 Notes was 0.22% as of March 31, 2026.

Maturities on the Company's convertible debt are as follows:

Convertible Debt
Remainder of 2026	$—
2027	—
2028	693.3
2029	—
2030 and thereafter	—
Total	$693.3

Convertible Note Hedges and Warrants

Concurrent with the offering of the Notes, the Company entered into convertible note hedge transactions with certain counterparties whereby the Company had the option to purchase a total of approximately 18.2 million shares for note hedges expiring in March 2026 (the “2026 Note Hedges”) and 19.6 million shares for note hedges expiring in March 2028 (the “2028 Note Hedges”, together with the 2026 Note Hedges, the “Note Hedges”), respectively, of its Class A common stock at a price of approximately $38.25 and $35.35 per share, respectively. The aggregate cost of the Note Hedges was $265.3 million.

The Company used a total of $695.8 million in cash to repay the aggregate principal amount of the 2026 Notes at their maturity. Additionally, there were no 2026 Note Hedges exercised, and no shares were received as of March 31, 2026. The 2026 Note Hedges expired upon maturity of the 2026 Notes.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The 2028 Note Hedges, or a portion thereof, are exercisable upon conversion of the 2028 Notes and the satisfaction of certain conditions set forth in the 2028 Note Hedges. Additionally, the 2028 Note Hedges may be terminated and early settled upon the occurrence of certain events, including certain merger events, events of default, and upon a fundamental change (as defined in the indenture for the 2028 Notes). The 2028 Note Hedges are settleable in cash, shares or a combination of cash and shares, at the option of the Company, and the settlement alternative will be the same as the settlement alternative of the conversion spread for the 2028 Notes.

The 2028 Note Hedges are expected generally to offset the potential dilution to the Class A common stock upon conversion of the 2028 Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted 2028 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the 2028 Note Hedges, is greater than the applicable strike price of those convertible note hedge transactions. As of March 31, 2026, the Company’s stock price was below the exercise price of the 2028 Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the first expiration date applicable to the 2026 Warrants and to the 2028 Warrants is June 1, 2026, and June 1, 2028, respectively, and the final expiration date applicable to the 2026 Warrants and 2028 Warrants is August 10, 2026 and August 10, 2028, respectively. As of March 31, 2026, the Company’s Class A common stock price was below the exercise price of the Warrants.

Taken together, the purchase of the Note Hedges and the sale of the Warrants are intended to reduce potential dilution from the conversion of the Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted Notes, as the case may be, and to effectively increase the overall conversion price from $35.35 per share to $46.36 for the 2028 Notes.

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

Note 8.Leases

The Company has operating leases for corporate offices, datacenters and finance leases for infrastructure and computer equipment. The Company’s leases have remaining lease terms of under 1 year to 10 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for a vast majority of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 7 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $4.1 million and $3.0 million during the three months ended March 31, 2026 and 2025, respectively..

Future minimum lease payments under non-cancellable leases as of March 31, 2026 were as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Operating leases(1)	Finance leases
Remainder of 2026	$52.9	$115.2
2027	72.0	118.0
2028	71.1	75.8
2029	71.0	28.1
2030	68.3	0.5
2031	48.5	—
Thereafter	79.6	—
Total future minimum lease payments	$463.4	$337.6
Less imputed interest	(71.4)	(23.0)
Total liability	$392.0	$314.6

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of March 31, 2026 were as follows:

Operating leases
Remainder of 2026	$13.8
2027	20.7
2028	21.8
2029	16.1
2030	12.0
2031	8.5
Thereafter	10.9
Total future sublease rent payments, net	$103.8

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit. As of March 31, 2026, the Company's remaining minimum obligation under the lease for its headquarters was $134.6 million.

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

The Company did not record any impairment charges during the three months ended March 31, 2026 and 2025, respectively.

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	March 31, 2026	December 31, 2025
Non-income taxes payable	$62.8	$58.9
Accrued legal and other external fees	23.9	20.1
Acquisition indemnification holdbacks	3.6	6.1
Income taxes payable	19.1	4.9
Other accrued and current liabilities	32.7	31.7
Total accrued and other current liabilities	$142.1	$121.7

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

As of March 31, 2026, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.4 million and 0.6 million shares into an equivalent number of shares of Class A common stock during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, 155.0 million shares of Class A common stock, 75.3 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2025, 167.2 million shares of Class A common stock, 75.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of March 31, 2026 and December 31, 2025 exclude unvested restricted stock awards granted to certain executives, including 8.3 million unvested restricted stock awards granted to one of the Company's co-founders. See "Co-Founder Grant" section below for additional information.

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

Stock repurchase program

In July 2023, the Board of Directors authorized a $1.2 billion share repurchase program, which the Company completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized an additional $1.2 billion program, which the Company completed during the three months ended December 31, 2025. In August 2025, the Board of Directors authorized an additional $1.5 billion share repurchase program, under which the Company continues to repurchase shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the three months ended March 31, 2026 and 2025, the Company repurchased and subsequently retired 14.3 million and 18.1 million shares of its Class A common stock, for aggregate amounts of $370.0 million and $504.1 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act, in addition to repurchase execution costs incurred in connection with the Company’s share repurchase program.

Equity incentive plans

Under the 2018 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors, and consultants. RSUs and RSAs are granted under the 2018 Plan. The 2018 Plan will terminate 10 years after the later of (i) its adoption or (ii) the most recent stockholder-approved increase in the number of shares reserved under the 2018 Plan, unless terminated earlier by the Company's Board of Directors. The 2018 Plan was adopted on March 22, 2018.
As of March 31, 2026, there were 23.3 million stock-based awards issued and outstanding and 143.1 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
There was no stock option activity for the three months ended March 31, 2026. Restricted stock activity for the Plans was as follows for the three months ended March 31, 2026:

		Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2025	131.0	24.9	$26.24
Additional shares authorized	12.2	—	—
Restricted stock units and awards released	—	(2.9)	25.10
Restricted stock units and awards canceled	1.7	(1.7)	25.54
Shares withheld related to net share settlement of restricted stock units and awards	1.2	—	—
Restricted stock units and awards granted	(3.0)	3.0	26.68
Balance as of March 31, 2026	143.1	23.3	$26.50
Vested at March 31, 2026		—	$—
Unvested at March 31, 2026		23.3	$26.50

As of March 31, 2026, unamortized stock-based compensation related to RSAs and RSUs was $600.3 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of March 31, 2026.

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$77.7	$36.8	$110.4	$39.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	159.7	75.5	213.4	76.9
Net income per common share, basic	$0.49	$0.49	$0.52	$0.52
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$77.7	$36.8	$110.4	$39.9
Reallocation of net income as a result of conversion of Class B to Class A common stock	36.8	—	39.9	—
Reallocation of net income to Class B common stock	—	(0.3)	—	(0.8)
Net income attributable to common stockholders for diluted EPS	$114.5	$36.5	$150.3	$39.1
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	159.7	75.5	213.4	76.9
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	1.5	—	5.4	—
Conversion of Class B to Class A common stock	75.5	—	76.9	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	236.7	75.5	295.7	76.9
Net income per common share, diluted	$0.48	$0.48	$0.51	$0.51

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Three Months Ended March 31,
	2026	2025
Restricted stock units and awards	16.0	1.2
Co-Founder Grant	8.3	8.3
Convertible Senior Notes	31.1	37.8
Warrants	37.8	37.8
Total	93.2	85.1

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $26.9 million and $19.2 million for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026 and 2025, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of March 31, 2026, the Company maintains valuation allowances against its deferred tax assets in certain states and foreign jurisdictions.

The Company is routinely under audit by U.S. federal, state, and local and non-U.S. tax authorities, which may include examinations of the timing and amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. The Internal Revenue Service (IRS) is currently examining the Company’s U.S. consolidated federal income tax returns for the tax years ending December 31, 2022 through December 31, 2024. The Company records liabilities related to uncertain tax positions and believes that it has provided adequate reserves for income tax uncertainties in all open tax years.

Unrecognized tax benefits increased by $7.5 million during the three months ended March 31, 2026. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $5.7 million, if recognized, would affect the Company's effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of OBBBA are reflected in the results for the three months ended March 31, 2026.

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

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the condensed consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expenses, which are disclosed in Note 4 "Property and Equipment, Net" and Note 5 "Intangible Assets", respectively. Other segment items consist of interest expense, net, other income, net, and provision for income taxes, as presented in the condensed consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area based on the physical location of the operations recording the asset:

	As of
	March 31, 2026	December 31, 2025
United States	$338.2	$357.2
International (1)	20.1	21.2
Total property and equipment, net	$358.3	$378.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of March 31, 2026 and December 31, 2025.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
United States	$351.6	$356.4
International (1)	277.9	268.3
Total revenue	$629.5	$624.7

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three months ended March 31, 2026 and 2025, respectively.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.09 million paying users.

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

We offer FormSwift, our cloud-based service that gives individuals and businesses a simple solution to create, complete, edit, and save critical business forms and agreements. We offer only monthly subscriptions based on their individual or business needs. We typically bill FormSwift customers at the beginning of their respective terms and recognize revenue ratably over the subscription period. FormSwift primarily sells within the United States, and the majority of its sales are in U.S. dollars. We made the strategic decision to significantly reduce investments in FormSwift at the beginning of 2025 and plan to wind down operations by the end of 2026, which has negatively impacted our annual recurring revenue ("ARR"), revenue and paying users.

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

During the three months ended March 31, 2026, we outperformed expectations, with stronger customer retention and engagement, particularly across Individual plans. Teams performance showed signs of stabilization, supported by continued progress on pricing and packaging simplification, a more unified checkout experience, credit card trials, and onboarding and activation improvements. While these initiatives are beginning to yield positive results, we remain cautious in our outlook as these efforts are still in the early stages of adoption and impact.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. In the near term, ARR has experienced and may continue to experience a slight decline, primarily reflecting our strategic decision to significantly reduce investments in FormSwift at the beginning of 2025 as well as our plan to wind down operations by the end of 2026.

Total ARR increased for the period ended March 31, 2026, compared to the periods ended December 31, 2025 and March 31, 2025, primarily driven by a favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar and growth in Individual plans, offset by our strategic decision to significantly reduce our investment in FormSwift.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2026.

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
	(In millions)
Total ARR	$2,560	$2,526	$2,552

	As of
Constant Currency	March 31, 2026	December 31, 2025	March 31, 2025
	(In millions)
Total ARR	$2,560	$2,562	$2,589

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

The number of paying users as of March 31, 2026 increased as compared to December 31, 2025, largely due to growth in our Simple plan partially offset by continued softness in our Teams plans, for which we are starting to see early signs of improvement, and reduced investment in FormSwift. However, the number of paying users as of March 31, 2026 declined as compared to March 31, 2025, largely due to our strategic decision to significantly reduce our investments in FormSwift at the beginning of 2025. We expect that the total number of paying users will continue to fluctuate from period to period and may continue to decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of March 31, 2026, December 31, 2025, and March 31, 2025.

	As of
	March 31, 2026	December 31, 2025	March 31, 2025
	(In millions)
Paying users	18.09	18.08	$18.16

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

The average revenue per paying user increased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, as a result of the favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar offset by our strategic decision to significantly reduce our investment in FormSwift.

The below table sets forth our ARPU for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
ARPU	$141.18	$139.26

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

Our FCF increased for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase in cash provided by operating activities, reflecting payments made in the first quarter of 2025 for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and related to our 2024 reduction in workforce.

We expect our FCF to fluctuate in the near term due to ongoing operating efficiency initiatives and variability in interest payments now that our term loan facility is fully drawn, as well as fluctuations in market interest rates. We expect capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security to support our user base, except for a one-time incremental investment related to the build-out of our new San Francisco, California headquarters given we will vacate our current San Francisco, California headquarters due to subleases executed in the first quarter of 2026. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by operating activities	$204.5	$153.8
Capital expenditures	(1.2)	(0.1)
Free cash flow	$203.3	$153.7

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

Interest expense, net
Interest expense, net consists primarily of interest expense related to our term loan facility, finance lease obligations for infrastructure and amortization of debt issuance costs, offset by interest income earned on our investments classified as cash and cash equivalents, and short-term investments. We expect that interest expense, net may fluctuate in both the near term and the long term now that our term loan facility is fully drawn, as well as from changes in market interest rates.
Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, which include sublease income, and gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2026 and 2025, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the jurisdictional mix of earnings, tax credits, state income taxes, stock-based compensation, and changes to our unrecognized tax benefits.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenue	$629.5	$624.7
Cost of revenue(1)(2)	128.1	116.7
Gross profit	501.4	508.0
Operating expenses:
Research and development(1)(2)	184.2	178.4
Sales and marketing(1)(2)	86.9	92.0
General and administrative(1)(2)	57.5	53.8
Total operating expenses	328.6	324.2
Income from operations	172.8	183.8
Interest expense, net	(36.7)	(14.6)
Other income, net	5.3	0.3
Income before income taxes	141.4	169.5
Provision for income taxes	(26.9)	(19.2)
Net income	$114.5	$150.3

(1) Includes stock-based compensation as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cost of revenue	$4.2	$4.9
Research and development	50.0	46.7
Sales and marketing	4.7	5.0
General and administrative	12.2	10.5
Total stock-based compensation	$71.1	$67.1

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
	(As a % of revenue)*
Revenue	100%	100%
Cost of revenue(1)(2)	20	19
Gross profit	80	81
Operating expenses:
Research and development(1)(2)	29	29
Sales and marketing(1)(2)	14	15
General and administrative(1)(2)	9	9
Total operating expenses	52	52
Income from operations	27	29
Interest expense, net	(6)	(2)
Other income, net	1	—
Income before income taxes	22	27
Provision for from income taxes	(4)	(3)
Net income	18%	24%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended March 31,
	2026	2025
	(As a % of revenue)*
Cost of revenue	1%	1%
Research and development	8	7
Sales and marketing	1	1
General and administrative	2	2
Total stock-based compensation	11%	11%

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three months ended March 31, 2025.

*Percentages may not foot due to rounding.

Comparison of the three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Revenue	$629.5	$624.7	$4.8	0.8%

Revenue increased $4.8 million or 0.8% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 primarily due to growth from our Individual plans, offset by our strategic decision to significantly reduce our investment in FormSwift and our plan to wind down operations by the end of 2026. In addition, revenue was positively impacted by changes in foreign exchange rates across multiple currencies.

Cost of revenue, gross profit, and gross margin

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Cost of revenue	$128.1	$116.7	$11.4	9.8%
Gross profit	501.4	508.0	(6.6)	(1.3)%
Gross margin	80%	81%

Cost of revenue increased $11.4 million or 9.8% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily driven by an $11.4 million increase in infrastructure costs, including costs associated with adding equipment in support of our data center refresh cycle, data center facilities costs, and third party hosting fees.

Our gross margin decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to a 9.8% increase in our cost of revenue, partially offset by a 0.8% increase in revenue during the period, as described above.

Research and development

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Research and development	$184.2	$178.4	$5.8	3.3%

Research and development expenses increased $5.8 million or 3.3% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase of $6.2 million in employee-related costs driven by an increase in headcount.

Sales and marketing

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Sales and marketing	$86.9	$92.0	$(5.1)	(5.5)%

Sales and marketing expenses decreased $5.1 million or 5.5% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a decrease of $3.1 million related to advertising expenses as well as a $2.8 million decrease in employee-related costs driven by a decrease in headcount.

General and administrative

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
General and administrative	$57.5	$53.8	$3.7	6.9%

General and administrative expenses increased $3.7 million or 6.9% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to lower expenses in the first quarter of 2025 resulting from the release of $4.3 million of non-income tax reserves partially offset by a decrease of $1.6 million in professional services.

Interest expense, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Interest expense, net	$(36.7)	$(14.6)	$(22.1)	151.4%

Interest expense, net increased by $22.1 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in interest expense related to our term loan facility now that it is fully drawn.

Other income, net

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Other income, net	$5.3	$0.3	$5.0	1,666.7%

Other income, net increased by $5.0 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a $2.7 million increase in foreign currency transaction gains and a $2.1 million gain on datacenter equipment resales.

Provision for income taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In millions)
Provision for income taxes	$(26.9)	$(19.2)	$(7.7)	40.1%

Provision for income taxes increased $7.7 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the impact of the One Big Beautiful Bill Act reflected in the three months ended March 31, 2026, a reduction in stock based compensation tax benefits, and changes to our unrecognized tax benefits.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $1,207.4 million and short-term investments of $81.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. As of March 31, 2026, $304.3 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
We have historically financed our operations primarily through cash generated from our operations, borrowings from our term loan facility, the Notes (as defined below) issuance, equity issuances, and finance leases for our infrastructure-related assets in co-location facilities that we directly lease and operate. We enter into finance leases in part to better match the timing of payments for infrastructure-related assets with that of cash received from our paying users. In our business model, some of our registered users convert to paying users over time, and consequently there is a lag between initial investment in infrastructure assets and cash received from some of our users.

In February 2021, we issued approximately $1.4 billion in aggregate principal amount of the 2026 Notes and the 2028 Notes (together the "Notes"), comprised of $695.8 million in aggregate principal amount of 2026 Notes and $693.3 million in aggregate principal amount of 2028 Notes. The net proceeds from the issuance of the 2026 Notes and 2028 Notes were $684.8 million, net of debt issuance costs, and $682.3 million, net of debt issuance costs, respectively. The Company paid a total of $695.8 million in cash to settle the unconverted principal balance of the 2026 Notes upon maturity in the first quarter of 2026 using the proceeds from the 2025 delayed draw term loans described below. The 2028 Notes mature on March 1, 2028. The 2028 Notes do not bear regular interest and the principal does not accrete. The 2028 Notes may bear special interest as the remedy relating to our failure to comply with certain of our reporting obligations. The 2028 Notes can be converted or repurchased prior to maturity if certain conditions are met.
In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and initial delayed draw term loan commitments (the "initial delayed draw term loans") each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the initial Credit Agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. In September 2025, we entered into the First Amendment to the term loan facility which provided for additional secured delayed draw term loan commitments in an aggregate principal amount of up to $700.0 million (the "2025 delayed draw term loans"), which was drawn in the first quarter of 2026 to settle the 2026 Notes as described above, with the remaining proceeds available for general corporate purposes.
The initial term loans and initial delayed draw term loans have a maturity date of December 11, 2029 and the 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and on the last business day of the quarter after the funding of such loans, respectively, and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans began on March 31, 2026 and on the last business day of the quarter after the funding of such loans and continuing thereafter. As of March 31, 2026, we had $2,681.6 million outstanding on the term loan facility and no commitment remained available. As of March 31, 2026, $18.7 million of letters of credit were issued and $16.3 million remains to be issued under the letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate plus a margin of 2.75% or a term SOFR rate plus a margin of 3.75% (further described in Note 7 "Debt") at our option.

The term loan facility permits us, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the Amended Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of March 31, 2026.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of RSUs and RSAs, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized two separate $1.2 billion Class A common stock repurchase programs in July 2023 and December 2024. We completed the July 2023 and December 2024 authorizations during the three months ended March 31, 2025 and December 31, 2025, respectively. In August 2025, our Board of Directors authorized a new repurchase program of up to an additional $1.5 billion of the outstanding shares of our Class A common stock. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three months ended March 31, 2026, we repurchased and subsequently retired 14.3 million shares of our Class A common stock for an aggregate amount of $370.0 million. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
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

Our cash flow activities were as follows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by operating activities	$204.5	$153.8
Net cash provided by investing activities	66.9	35.8
Net cash provided by (used in) financing activities	46.2	(578.5)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	3.3
Net increase (decrease) in cash and cash equivalents	$316.2	$(385.6)

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
For the three months ended March 31, 2026, net cash provided by operating activities was $204.5 million, which primarily consisted of our net income of $114.5 million, adjusted for stock-based compensation expense of $71.1 million, depreciation and amortization expenses of $39.1 million, and net cash outflow of $49.9 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2025 corporate bonus.

The increase of $50.7 million in net cash provided by operating activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a decrease of $69.8 million in cash outflows from changes in operating assets and liabilities, primarily driven by the payments made in the first quarter of 2025 for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and for payments related to our 2024 reduction in workforce. This was partially offset by a decrease of $19.1 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash (gains) losses.

Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the three months ended March 31, 2026, net cash provided by investing activities was $66.9 million, which primarily related to $65.6 million in net investment activity inflows, driven by the maturities of short-term investments.
The increase of $31.1 million in net cash provided by investing activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to an increase of $35.6 million in net investment activity inflows, offset by a decrease of $6.0 million in cash receipts from equipment rebates.
Financing activities
Net cash used in financing activities is primarily impacted by cash used for repurchases of common stock, tax withholding obligations for the release of RSUs and RSAs, principal payments on finance lease obligations for our infrastructure equipment, principal payments on amounts drawn upon the term loan facility, payments of debt issuance costs and loan commitment fees related to the term loan facility, repayments of convertible senior notes at maturity, and payments of acquisition-related indemnity holdback amounts, offset by proceeds from the term loan facility.
For the three months ended March 31, 2026, net cash provided by financing activities was $46.2 million, which primarily consisted of $1,200.0 million in proceeds from the term loan facility. The inflow was offset by $695.8 million for the repayment of convertible senior notes at maturity, $366.8 million for the repurchase of our common stock, $30.3 million for the satisfaction of tax withholding obligations for the release of RSUs and RSAs, $43.4 million in principal payments on finance lease obligations, $8.1 million in payments of debt issuance costs and loan commitment fees under the term loan facility, and $6.8 million in principal payments against the term loan facility.
The increase of $624.7 million in net cash provided by financing activities during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to an increase of $1,200.0 million in proceeds from the term loan facility and a decrease of $132.3 million in repurchases of our common stock. This was offset by an increase of $695.8 million for the repayment of convertible senior notes at maturity, an increase of $9.6 million in principal payments on finance lease obligations, and an increase of $4.8 million in payments of debt issuance costs and loan commitment fees.

Critical Accounting Estimates

See Part II, Item 7, “Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $1,207.4 million and short-term investments of $81.4 million as of March 31, 2026. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of March 31, 2026, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a 2.75%, margin, or (b) an overnight term SOFR rate (based on one, three or six month interest periods), plus a 3.75% margin. As of March 31, 2026, we had $2,681.6 million outstanding under the term loan facility. We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three months ended March 31, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $4.7 million change in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the three months ended March 31, 2026, 34% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the three months ended March 31, 2026 and 2025. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the three months ended March 31, 2026 and 2025.
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

While we remain confident in the Company’s defenses to the asserted allegations in this case, it is not possible to determine the ultimate outcome at this time, however, we do not believe any potential loss would be material to our financial position or results of operations.

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

In order to return to growth or reaccelerate our growth, we must effectively allocate our resources and if we invest in future growth, or reduce resources allocated to certain products, functions, or strategies, and fail to achieve our goals our business will be harmed. Our ability to forecast our future results of operations and future growth is subject to a number of risks and uncertainties, including our ability to effectively plan for and model future growth, and we have not always received, and we may not in the future receive, the return we expect on investments that we make in our business in the time we expect or at all. We have encountered in the past, and may encounter in the future, risks and uncertainties frequently experienced by companies in rapidly changing industries. We may need to change our approach with respect to products, functions and strategies, including reducing investment, phasing out certain products or changing the product, marketing or sales approach, such as our announcement regarding FormSwift. If we fail to achieve the necessary level of efficiency in our organization, or our investments do not result in the growth we expect, our business, results of operations, and financial condition could be harmed.

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

Many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of March 31, 2026, we served over 700 million registered users but only 18.09 million paying users. The actual number of unique users is lower than we report as one person may register more than once on our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

Even if we are able to convert a user to a paying user, or attract paying users, our business is subscription-based, and paying users are not obligated to and may not renew their subscriptions after their existing subscriptions expire. As a result, we cannot provide assurance that paying users will renew their subscriptions utilizing the same tier of our products or upgrade to premium offerings. Renewals and upgrades of subscriptions to our platform have fluctuated, we have experienced periods in which our number of paying users has declined, renewals and upgrades of subscriptions to our platform have declined and our number of paying users may continue to fluctuate or decline in any period or over time. Paying users may downgrade or not renew their subscriptions because of several factors, such as dissatisfaction with our products, support, pricing, mix of features (including data storage limits), or user experience, a user no longer having a need for our products, as a result of impacts from our decisions regarding marketing spend and investment focus, including changes in our strategy with respect to, or phase-out of, certain products or features, such as our announcement regarding FormSwift, the availability of competitive products, including products that are, or are perceived to be, less expensive, shifts in the mix of monthly and annual subscriptions or the impact of macroeconomic trends or catastrophic events on our paying users and their willingness or ability to pay for subscriptions. Any decrease in renewals or downgrade of subscriptions to our platform could harm our ability to grow revenue.

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

Emerging and evolving cybersecurity threats pose significant challenges and involve increasingly sophisticated threat actors, including those leveraging AI and machine learning. Malware, ransomware, viruses, social engineering (such as phishing), denial of service, insider misuse, and other network attacks have become more prevalent, particularly against cloud-based services. Threat actors may use AI or autonomous AI agents to enhance and scale attacks, including generating convincing phishing content, deepfakes, and adaptive malware, making detection and mitigation more difficult. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our defenses, including cybersecurity capabilities, and to mitigate the risk of a breach or incident. We also evaluate risks associated with our use of AI, including risks related to data integrity, model security, and potential misuse or manipulation. However, AI technologies may introduce new or amplify existing risks, including unintended system behaviors or exploitation by malicious actors. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing sufficient investment and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with wars or other armed conflicts. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

We may rely on third parties when deploying our infrastructure, and in doing so, expose it to security risks outside of our direct control. We rely on outside vendors and contractors to perform services necessary for the operation of the business, and they may fail to adequately secure our user and company content data. Furthermore, despite our security measures, some contractors and other individuals, whom our intelligence indicates are supported by nation states, have in the past gained, and in the future may gain, access to our systems. This risk may increase when vendors and contractors work remotely, including as part of our Virtual First work model. Additionally, unapproved internal AI product usage or human error in the product development process each have the potential to result in disclosure of user or company content data.

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

Third parties may attempt to compromise our employees and their privileged access into internal systems to gain access to accounts, our information, our networks, or our systems or those of third parties on which we rely. Employee error, malfeasance, errors in our systems and processes, or other errors in the storage, use, transmission, or other processing of personal information has in the past and could in the future result in an actual or perceived breach of user privacy or inadvertent disclosure of information, and such errors could adversely affect our business, brand, and reputation. For example, in the past an error in our use of a trusted third party to provide anti-malware and phishing services resulted in URLs embedded within content shared on Dropbox or uploaded to DocSend being made available to other paid subscribers and partners of that third party. However, only the URLs were sent - neither the document itself, nor any information within it, was shared. To address this, we asked the service provider to delete the affected URLs from its databases, and they did so. While we are not aware of any URLs that were exploited by malicious actors, we cannot rule this out. As a standard practice, we complied with our notification obligations to applicable regulatory authorities. While we believe we have adequate systems in place to detect and prevent integration of software and services that may compromise personal information, we can provide no assurances those systems will be effective in every case.

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

The content collaboration market is characterized by rapid technological change and frequent new product and service introductions. Our ability to grow our user base and increase revenue from existing users will depend heavily on our ability to enhance and improve our platform, introduce new features and products, increase our strategic partnerships with third parties, and interoperate across an increasing range of devices, operating systems, and third-party applications. Users may require features and capabilities that our current platform does not have. The need to respond to technological changes may require investments in our business and strategic shifts that could impact short-term growth or profitability. In particular, we have made, and intend to continue making, significant investments in developing products that will incorporate AI. While we believe that such new products have the potential to drive future growth of our business, the development of such new features will require us to incur significant costs, and may adversely affect our gross margins, and there is no guarantee that these new product offerings will ultimately be adopted by users, achieve product-market fit, result in additional revenue or otherwise generate our desired return on investment. Further, we may need to shift our strategy or strategic direction, such as our announcement regarding FormSwift, modify our products or increase our investment, any of which could require us to incur additional costs or change our expectations for return on investment. Additionally, use of newly-developed AI technology could result in reputational harm, operational risks, or legal liability.

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

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platform obsolete or adversely affect our business, results of operations, and financial condition. We may experience difficulties with software development, design, or marketing that could delay or prevent our development, introduction, or implementation of new product experiences, features, or capabilities. We also may experience broad-based business or economic disruptions that could adversely affect the productivity of our employees and result in delays in the development or implementation process. For example, we operate in a Virtual First work model, which may lead to disruptions and decreased productivity that could result in delays in our product development process as compared to a fully in-office model. We have also in the past experienced delays in our internally planned release dates for new features and capabilities, and there can be no assurance that new product experiences, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by users brought against us, all of which could have a material and adverse effect on our reputation, business, results of operations, and financial condition. Moreover, new features may require substantial investment, and we have no assurance that such investments will be successful. If users do not widely adopt our new product experiences, features, and capabilities, we may not be able to realize a positive return on our investment. If we are unable to develop, license, or acquire new features and capabilities to our platform on a timely and cost-effective basis, or if such enhancements do not achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

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

We operate with a Virtual First work model and the long-term impact of this model on our financial results and business operations remains uncertain.

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

Our current indebtedness, including our 2028 Notes and our term loan facility, place significant restrictions on our business and could have important consequences to our stockholders and effects on our business, as could any future indebtedness.

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

In addition, such current and future indebtedness could:

•make it more difficult for us to satisfy our debt obligations, including our term loan facility and the 2028 Notes;

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

Servicing our indebtedness under our term loan facility and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under our term loan facility or 2028 Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our term loan facility and the 2028 Notes, or to make cash payments in connection with any conversion of the 2028 Notes or upon any fundamental change if holders of the 2028 Notes require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our term loan facility exposes us to floating interest rates where changes in benchmark interest rates could negatively impact our borrowing costs. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

In connection with the pricing of the 2028 Notes, we entered into convertible note hedge transactions with certain financial institutions or affiliates of financial institutions, which we refer to as the “option counterparties,” and we are subject to the risk that one or more of such option counterparties may default on their obligations under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If any option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the convertible note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in the market price of our Class A common stock and in the volatility of the market price of our Class A common stock. In addition, upon a default by the option counterparty, we may suffer adverse tax consequences and dilution with respect to our Class A common stock. We can provide no assurance as to the financial stability or viability of any option counterparty.

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

For example, on July 4, 2025, tax legislation commonly known as the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Because states conform to the Code on varying bases, these U.S. federal changes may not be adopted, may be adopted on a delayed basis, or may be selectively decoupled at the state level. In addition, future regulatory or accounting guidance related to OBBBA could further affect the interpretation and application of these rules. As a result, OBBBA may increase compliance complexity and create uncertainty in the application of tax laws, which could adversely impact our state tax liabilities, cash taxes, effective tax rate, and tax provision.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has prompted similar legislative developments in other states. For example, Virginia, Colorado, Utah, and Connecticut have each passed laws similar to the CCPA and CPRA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar laws that took effect in 2024; Tennessee, Delaware, New Jersey, Nebraska, Iowa, Maryland, Minnesota, and New Hampshire have enacted similar laws that took effect in 2025; Indiana, Kentucky, and Rhode Island have enacted similar laws that took effect in 2026; and Alabama and Oklahoma have enacted similar laws that take effect in 2027. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU has enacted or revised numerous regimes relating to cybersecurity. For example, it has revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risks that will apply to entities in the financial sector and their third-party cloud service providers.

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in a legal proceeding against Entangled Media (the “Entangled Media Litigation”), which has alleged that Dropbox infringes certain of their respective patents. Trial is currently set for September 8, 2026. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

It is not possible presently, with respect to the Entangled Media Litigation, to either (i) determine the final outcome of this matter or (ii) estimate any maximum possible exposure or range of loss. We are also facing litigation arising out of our recent reincorporation from Delaware to Nevada. Regardless of the merit of any such litigation, it may result in additional expenses and distraction for the Company. The costs of supporting litigation and dispute resolution proceedings are considerable, and there can be no assurances that a favorable outcome will be obtained. Our business, results of operations, and financial condition could be materially and adversely affected by such costs and any unfavorable outcomes in current or future litigation. We may need to settle litigation and disputes on terms that are unfavorable to us, or we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of any settlement or judgment may require us to cease some or all of our operations or pay substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of third-party rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all, and we may be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative, non-infringing technology or practices could require significant effort and expense.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of March 31, 2026, our directors and executive officers, and their respective affiliates, held in the aggregate 82.5% of the voting power of our capital stock, with Mr. Houston holding approximately 82.4% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

Transactions relating to our 2028 Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our common stock.

If the 2028 Notes are converted by holders of such series, we are required under the applicable indenture to pay cash up to the aggregate principal amount converted and pay or deliver, as the case may be, cash, Class A common stock, or any combination of cash or Class A common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregated principal amount of such Notes converted. If we elect to deliver any Class A common stock upon conversion of the 2028 Notes with respect to our conversion obligation in excess of the aggregated principal amount of such

Notes converted, if any, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2028 Notes may engage in short selling to hedge their position in the Notes. Anticipated future issuances of shares of our Class A common stock upon conversion of the 2028 Notes could depress the price of our Class A common stock.

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

We initially implemented a stock repurchase program in 2020. In August 2025, the Board of Directors authorized the repurchase of up to an additional $1.5 billion of the outstanding shares of our Class A common stock. As of March 31, 2026, we have repurchased approximately $6.1 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our Board of Directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

We are routinely under audit by U.S. federal, state, and local and non-US tax authorities. These audits include questioning the timing and the amount of income and deductions and the allocation of income and deductions among various tax jurisdictions. We believe our tax estimates are reasonable; however, tax authorities may disagree with tax positions we take and if any such tax authority were to successfully challenge any such position, our financial results and operations could be materially and adversely affected. The Internal Revenue Service (IRS) is currently examining our consolidated U.S. federal income tax returns for the periods ending December 31, 2022 through December 31, 2024. We may also be subject to additional tax liabilities due to changes in non-income-based taxes resulting from changes in U.S. federal or state or non-U.S. tax laws, including the implementation of digital services or other similar taxes or taxes imposed in retaliation for any tariffs in the United States, changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions, results of tax examinations, settlements or judicial decisions, changes in accounting principles, or changes to our business operations, including acquisitions, as well as the evaluation of new information that results in a change to a tax position taken in a prior period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended March 31, 2026.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
January 1 - 31	5.52	$26.55	5.52	$1,020.26
February 1 - 28	7.34(3)	$24.67	7.33	$839.50
March 1 - 31	1.50	$26.06	1.50	$800.33
Total	14.36	$25.53	14.35

(1) In July 2023, the Board of Directors authorized a $1.2 billion share repurchase program, which we completed during the three months ended March 31, 2025. In December 2024, the Board of Directors authorized an additional $1.2 billion program, which we completed during the three months ended December 31, 2025. In August 2025, the Board of Directors authorized an additional $1.5 billion share repurchase program, under which we continue to repurchase shares. Under this program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase program does not have an expiration date. See Note 11 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax imposed as part of the Inflation Reduction Act.

(3) Includes 9,741 shares of restricted common stock withheld by the Company upon vesting of restricted stock awards to satisfy tax withholding requirements.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

No directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
10.1*+	Offer Letter between the Registrant and Eric Webster.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	May 8, 2026	By:	/s/ Andrew W. Houston
Andrew W. Houston
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2026	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer
(Principal Financial Officer)