Form 10-Q
period 2026-06-30
DROPBOX, INC.
filed 2026-08-07
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

Commission File Number 001-38434

Dropbox, Inc.
(Exact name of Registrant as specified in its charter)

Nevada	26-0138832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Dropbox, Inc.
50 Hawthorne Street
San Francisco, California 94105
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

As of August 3, 2026, there were 150,561,680 shares of the registrant's Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 75,147,605 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Failure to respond to rapid technological changes, including with respect to AI, extend our platform, or develop new features or products may harm our ability to compete effectively, which would adversely affect our business.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,056.2	$891.3
Short-term investments	57.6	146.9
Trade and other receivables, net	76.3	79.1
Prepaid expenses and other current assets	75.9	73.2
Total current assets	1,266.0	1,190.5
Property and equipment, net	338.1	378.4
Operating lease right-of-use asset	261.5	270.7
Intangible assets, net	22.4	33.7
Goodwill	456.9	454.9
Deferred tax assets	402.8	415.7
Other assets	78.6	101.0
Total assets	$2,826.3	$2,844.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$35.7	$24.3
Accrued and other current liabilities	111.4	121.7
Accrued compensation and benefits	71.6	111.8
Operating lease liability	55.1	51.3
Finance lease obligation	128.9	144.3
Convertible senior notes, net, current	—	695.4
Term loan, net, current	27.1	15.0
Deferred revenue	748.9	729.7
Total current liabilities	1,178.7	1,893.5
Operating lease liability, non-current	334.2	355.9
Finance lease obligation, non-current	157.0	201.5
Convertible senior notes, net, non-current	690.7	689.9
Term loan, net, non-current	2,582.4	1,433.7
Other non-current liabilities	71.6	67.6
Total liabilities	5,014.6	4,642.1
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	1,823.8	2,012.2
Accumulated deficit	(4,018.9)	(3,815.1)
Accumulated other comprehensive income	6.8	5.7
Total stockholders' deficit	(2,188.3)	(1,797.2)
Total liabilities and stockholders' deficit	$2,826.3	$2,844.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$631.5	$625.7	$1,261.0	$1,250.4
Cost of revenue(1)(2)	125.0	123.7	253.1	240.4
Gross profit	506.5	502.0	1,007.9	1,010.0
Operating expenses:
Research and development(1)(2)	188.1	184.4	372.3	362.8
Sales and marketing(1)(2)	89.8	87.8	176.7	179.8
General and administrative(1)(2)	63.8	58.8	121.3	112.6
Net loss on real estate assets	—	2.6	—	2.6
Total operating expenses	341.7	333.6	670.3	657.8
Income from operations	164.8	168.4	337.6	352.2
Interest expense, net	(50.0)	(18.6)	(86.7)	(33.2)
Other income (expense), net	2.9	(2.0)	8.2	(1.7)
Income before income taxes	117.7	147.8	259.1	317.3
Provision for income taxes	(21.9)	(22.2)	(48.8)	(41.4)
Net income	$95.8	$125.6	$210.3	$275.9
Net income per share-basic and diluted:
Basic net income per share	$0.43	$0.46	$0.91	$0.98
Diluted net income per share	$0.42	$0.45	$0.91	$0.96
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	224.8	272.4	230.0	281.3
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	226.8	276.7	231.8	286.1

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$4.5	$5.6	$8.7	$10.5
Research and development	52.1	53.8	102.1	100.5
Sales and marketing	5.8	5.7	10.5	10.7
General and administrative	14.9	12.6	27.1	23.1
Total stock-based compensation	$77.3	$77.7	$148.4	$144.8

(2) Includes expenses related to the Company's reduction in workforce such as severance, benefits and other related items during the three months ended June 30, 2026 and three and six months ended June 30, 2025. The expenses during the three months ended June 30, 2026 were related to the reduction in workforce resulting from a strategic reorganization to unify the Company's product organization, which are included within research and development expense.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$95.8	$125.6	$210.3	$275.9
Other comprehensive income:
Change in foreign currency translation adjustments	0.6	6.5	0.5	7.5
Change in net unrealized gains and losses on short-term investments	0.3	1.6	0.6	3.7
Total other comprehensive income	$0.9	$8.1	$1.1	$11.2
Comprehensive income	$96.7	$133.7	$211.4	$287.1

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended June 30, 2026						Three Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	230.3	$—	$1,904.6	$(3,922.2)	$5.9	$(2,011.7)	279.4	$—	$2,267.0	$(3,335.7)	$(7.0)	$(1,075.7)
Release of restricted stock units and awards	3.2	—	—	—	—	—	3.5	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(14.3)	(18.3)	—	(32.6)	(1.3)	—	(13.7)	(24.6)	—	(38.3)
Repurchases of common stock	(12.6)	—	(143.8)	(174.2)	—	(318.0)	(14.2)	—	(150.1)	(252.9)	—	(403.0)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	77.3	—	—	77.3	—	—	77.7	—	—	77.7
Other comprehensive income	—	—	—	—	0.9	0.9	—	—	—	—	8.1	8.1
Net income	—	—	—	95.8	—	95.8	—	—	—	125.6	—	125.6
Balances at end of period	219.7	$—	$1,823.8	$(4,018.9)	$6.8	$(2,188.3)	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)

	Six Months Ended June 30, 2026						Six Months Ended June 30, 2025
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	242.9	$—	$2,012.2	$(3,815.1)	$5.7	$(1,797.2)	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)
Release of restricted stock units and awards	6.1	—	—	—	—	—	6.2	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(2.4)	—	(28.5)	(34.4)	—	(62.9)	(2.5)	—	(26.6)	(51.5)	—	(78.1)
Repurchases of common stock	(26.9)	—	(308.3)	(379.7)	—	(688.0)	(32.2)	—	(341.5)	(565.5)	—	(907.0)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	148.4	—	—	148.4	—	—	144.8	—	—	144.8
Other comprehensive income	—	—	—	—	1.1	1.1	—	—	—	—	11.2	11.2
Net income	—	—	—	210.3	—	210.3	—	—	—	275.9	—	275.9
Balances at end of period	219.7	$—	$1,823.8	$(4,018.9)	$6.8	$(2,188.3)	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities
Net income	$210.3	$275.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.5	77.1
Stock-based compensation	148.4	144.8
Net loss on real estate assets	—	2.6
Amortization of debt issuance costs	8.9	4.7
Net loss on equity investments	—	0.5
Amortization of deferred commissions	10.7	14.0
Non-cash operating lease expense	20.2	17.3
Deferred taxes	12.9	2.0
Other	0.5	(5.9)
Changes in operating assets and liabilities:
Trade and other receivables, net	1.9	(3.6)
Prepaid expenses and other current assets	(11.9)	(21.3)
Other assets	1.7	4.4
Accounts payable	11.5	(3.1)
Accrued and other current liabilities	(1.6)	(20.0)
Accrued compensation and benefits	(40.1)	(40.2)
Deferred revenue	19.3	15.6
Other non-current liabilities	3.7	3.1
Operating lease liabilities	(28.9)	(17.6)
Cash paid for lease termination	—	(36.0)
Net cash provided by operating activities	443.0	414.3
Cash flow from investing activities
Capital expenditures	(4.5)	(2.1)
Purchase of intangible assets	(3.3)	(0.4)
Business combinations, net of cash acquired	—	(8.4)
Proceeds from sales of short-term investments	0.2	—
Proceeds from maturities of short-term investments	89.3	51.0
Cash receipts from equipment rebates	1.5	9.6
Other	2.9	(1.5)
Net cash provided by investing activities	86.1	48.2
Cash flow from financing activities
Proceeds from term loan facility	1,200.0	—
Payments of debt issuance costs and loan commitment fees	(13.2)	(5.9)
Principal payments against term loan facility	(13.5)	(5.0)
Repayment of convertible senior notes	(695.8)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(62.9)	(78.1)
Proceeds from issuance of common stock, net of taxes withheld	—	0.1
Principal payments on finance lease obligations	(78.7)	(68.3)
Common stock repurchases	(697.1)	(909.1)
Payment of acquisition-related indemnification holdback	(2.6)	—
Net cash used in financing activities	(363.8)	(1,066.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.8)	12.5
Change in cash, cash equivalents, and restricted cash	162.5	(591.3)
Cash, cash equivalents, and restricted cash - beginning of period	905.9	1,360.5
Cash, cash equivalents, and restricted cash - end of period	$1,068.4	$769.2

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	1,056.2	736.3
Restricted cash, current, included in prepaid expenses and other current assets	0.2	2.8
Restricted cash, non-current, included in other assets	12.0	30.1
Total cash, cash equivalents, and restricted cash	$1,068.4	$769.2
Supplemental cash flow data:
Property and equipment acquired under finance leases	$20.3	$68.1

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income (expense), net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and six months ended June 30, 2026 and 2025, respectively.

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

The Company recognized $348.4 million and $557.8 million of revenue during the three and six months ended June 30, 2026 and $347.3 million and $556.0 million during three and six months ended June 30, 2025, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of June 30, 2026, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $820.6 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
In December 2017, the Board of Directors approved a Co-Founder Grant of 10.3 million shares of Class A common stock in the form of restricted stock awards (“RSAs”) to Drew Houston, the Company's co-founder and Co-Chief Executive Officer (the “Co-Founder Grant”). The grant is subject to service-based, market-based, and performance-based vesting conditions and is excluded from issued and outstanding Class A common stock until vesting. The Company estimated the grant date fair value using a Monte Carlo simulation model that incorporated the probability of not meeting stock price targets. The first tranche vested in the fourth quarter of 2021. Stock-based compensation expense for the Co-Founder Grant was recognized using the accelerated attribution method over the derived service period and will not be reversed if market conditions are unmet. As of December 31, 2024, the Company had fully recognized all related stock-based compensation expense. See Note 11, "Stockholders' Deficit," for additional information.

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

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $12.2 million and $14.6 million as of June 30, 2026 and December 31, 2025, respectively.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The Company did not record any material credit losses during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 51% and 47% of total trade and other receivables, net as of June 30, 2026 and December 31, 2025, respectively. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $4.0 million and $7.3 million during the three and six months ended June 30, 2026 and $3.6 million and $8.6 million during the three and six months ended June 30, 2025, respectively.

Deferred commissions, net included in prepaid and other current assets were $16.2 million and $17.1 million as of June 30, 2026 and December 31, 2025, respectively. Deferred commissions, net included in other assets were $15.9 million and $18.4 million as of June 30, 2026 and December 31, 2025, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $5.2 million and $10.7 million for the three and six months ended June 30, 2026 and $6.8 million and $14.0 million during the three and six months ended June 30, 2025, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company did not recognize any impairment charges during the three and six months ended June 30, 2026 and recognized impairment charges of $2.6 million during the three and six months ended June 30, 2025. See Note 8 "Leases" for additional information.

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

The Company's finance lease agreements may contain lease and non-lease components. The non-lease components include payments for support related to infrastructure equipment obtained via finance leases, which are combined with the lease components and accounted for together as a single lease component.
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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of June 30, 2026 and December 31, 2025 consisted of the following:

	As of June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$135.6	$—	$—	$135.6
Cash equivalents
Money market funds	920.6	—	—	920.6
Total cash & cash equivalents	$1,056.2	$—	$—	$1,056.2
Short-term investments
Corporate notes and obligations	34.8	—	(0.2)	34.6
U.S. Treasury securities	11.7	—	—	11.7
Municipal securities	10.8	—	—	10.8
Asset backed securities	0.5	—	—	0.5
Total short-term investments	57.8	—	(0.2)	57.6
Total	$1,114.0	$—	$(0.2)	$1,113.8

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$126.5	$—	$—	$126.5
Cash equivalents
Money market funds	764.8	—	—	764.8
Total cash & cash equivalents	$891.3	$—	$—	$891.3
Short-term investments
Corporate notes and obligations	79.6	0.1	(0.6)	79.1
U.S. Treasury securities	45.4	0.1	(0.2)	45.3
Municipal securities	10.8	—	(0.1)	10.7
Asset backed securities	6.3	—	(0.1)	6.2
U.S. agency obligations	3.8	—	—	3.8
Supranational securities	1.8	—	—	1.8
Total short-term investments	147.7	0.2	(1.0)	146.9
Total	$1,039.0	$0.2	$(1.0)	$1,038.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $11.9 million and $8.1 million as of June 30, 2026 and December 31, 2025, respectively.

All short-term investments were designated as available-for-sale securities as of June 30, 2026 and December 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents the contractual maturities of the Company’s short-term investments as of June 30, 2026:

	As of June 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$45.8	$45.6
Due between one to three years	11.6	11.6
Due after three years	0.4	0.4
Total	$57.8	$57.6

The Company had 45 short-term investments in unrealized loss positions as of June 30, 2026. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, the Company’s short-term investments portfolio consisted of four security types, one of which was in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $0.2 million as of June 30, 2026. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$0.8	$—	$24.0	$(0.2)	$24.8	$(0.2)
Total	$0.8	$—	$24.0	$(0.2)	$24.8	$(0.2)

	As of December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.1	$—	$58.5	$(0.6)	$59.6	$(0.6)
U.S. Treasury securities	5.0	—	28.4	(0.2)	33.4	(0.2)
Municipal securities	—	—	4.5	(0.1)	4.5	(0.1)
Asset backed securities	—	—	4.8	(0.1)	4.8	(0.1)
Total	$6.1	$—	$96.2	$(1.0)	$102.3	$(1.0)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $9.6 million and $17.2 million during the three and six months ended June 30, 2026, and $8.7 million and $21.4 million during the three and six months ended June 30, 2025, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$920.6	$—	$—	$920.6
Total cash equivalents	$920.6	$—	$—	$920.6
Short-term investments
Corporate notes and obligations	—	34.6	—	34.6
U.S. Treasury securities	—	11.7	—	11.7
Municipal securities	—	10.8	—	10.8
Asset backed securities	—	0.5	—	0.5
Total short-term investments	—	57.6	—	57.6
Total	$920.6	$57.6	$—	$978.2

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$764.8	$—	$—	$764.8
Total cash equivalents	$764.8	$—	$—	$764.8
Short-term investments
Corporate notes and obligations	—	79.1	—	79.1
U.S. Treasury securities	—	45.3	—	45.3
Municipal securities	—	10.7	—	10.7
Asset backed securities	—	6.2	—	6.2
U.S. agency obligations	—	3.8	—	3.8
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	146.9	—	146.9
Total	$764.8	$146.9	$—	$911.7

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

The Company had $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes"), outstanding as of June 30, 2026. Refer to Note 7 "Debt" for additional information.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The estimated fair value of the 2028 Notes, based on a market approach as of June 30, 2026 was approximately $700.8 million. The 2028 Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the trading activity of the 2028 Notes in an over-the-counter market on the last business day of the period.

The Company had $2,674.8 million of term loans outstanding with a carrying value of $2,609.5 million as of June 30, 2026. Refer to Note 7 "Debt" for additional information. As of June 30, 2026, the fair value of the term loans approximated the carrying value as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Datacenter and other computer equipment	$786.1	$823.5
Furniture and fixtures	8.7	9.4
Leasehold improvements	100.0	104.3
Construction in progress	3.9	0.4
Total property and equipment	898.7	937.6
Accumulated depreciation	(560.6)	(559.2)
Property and equipment, net	$338.1	$378.4

The Company leases certain infrastructure equipment from various third parties, through finance leases. Datacenter and other computer equipment as of June 30, 2026 and December 31, 2025 included a total of $470.7 million and $485.5 million, respectively, of infrastructure equipment acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the infrastructure equipment under finance leases totaled $200.9 million and $183.8 million as of June 30, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $31.5 million and $64.2 million for the three and six months ended June 30, 2026, respectively and $32.6 million and $64.3 million for the three and six months ended June 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets

Intangible assets consisted of the following:

	As of June 30,	As of December 31,	Weighted- average remaining useful life (In years) As of June 30,
	2026	2025	2026
Developed technology	$97.3	$97.3	2.9
Customer relationships	48.5	48.5	1.1
Patents	14.6	16.6	1.6
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.0
Licenses	0.5	0.5	2.5
Assembled workforce in asset acquisitions	0.8	3.8	2.7
Other	1.1	1.1	0.0
Total intangibles	177.5	182.5
Accumulated amortization	(155.1)	(148.8)
Intangible assets, net	$22.4	$33.7
Amortization expense was $5.0 million and $11.3 million for the three and six months ended June 30, 2026 and $6.3 million and $12.8 million for the three and six months ended June 30, 2025, respectively.

Expected future amortization expense for intangible assets as of June 30, 2026 is as follows:

Intangible assets
Remainder of 2026	$5.4
2027	8.2
2028	5.1
2029	2.7
2030	0.6
Thereafter	0.4
Total	$22.4

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2025	$454.9
Effect of foreign currency translation	2.0
Balance at June 30, 2026	$456.9

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended June 30, 2026 and December 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 7.Debt

Revolving credit facility

On June 1, 2026, the Company entered into a revolving credit agreement (the “2026 Revolving Credit Agreement”), by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (“Agent”), that provides for a $400.0 million revolving credit facility, of which $65.0 million is available for use as letters of credit. Under the terms of the 2026 Revolving Credit Agreement, the Company is required to pay a quarterly commitment fee that accrues at a rate of 0.25% per annum on the unused portion of the revolving commitments. The Company accounts for fees incurred in connection with the 2026 Revolving Credit Agreement as a deferred asset which are amortized over the term of the 2026 Revolving Credit Agreement on a straight-line basis. As of June 30, 2026, the Company has incurred fees of $5.2 million in connection with entering into the 2026 Revolving Credit Agreement. The 2026 Revolving Credit Agreement matures on December 11, 2029, unless earlier terminated. The 2026 Revolving Credit Agreement also contains certain standard affirmative and negative covenants with which the Company was in compliance as of June 30, 2026.

The borrowings under the 2026 Revolving Credit Agreement will bear interest, at the Company's option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate or overnight bank funding rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin ranging from 2.00% to 2.50% based on the Company’s consolidated secured leverage ratio, or (b) a term SOFR rate (based on one, three or six month interest periods), plus a margin ranging from 3.00% to 3.50% based on the Company’s consolidated secured leverage ratio.

The capacity of the 2026 Revolving Credit Agreement is reduced by borrowings under the revolving credit facility and the aggregate value of all outstanding letters of credit under the 2026 Revolving Credit Agreement. The unused capacity of the 2026 Revolving Credit Agreement was $400.0 million as of June 30, 2026.

During the three and six months ended June 30, 2026, the Company recognized $0.1 million in interest expense related to the 2026 Revolving Credit Agreement, with such interest expense consisting of the amortization of issuance costs and commitment fees.

Term loan facility

During the fourth quarter of 2024, the Company entered into a secured five-year term loan facility under a Credit and Guaranty Agreement (the “initial Term Loan Credit Agreement”), providing up to $2.0 billion in aggregate principal amount of term loans, consisting of $1.0 billion of initial term loans (the "initial term loans"), which were fully drawn at closing, and $1.0 billion of initial delayed draw term loan commitments (the "initial delayed draw term loan commitments"). The initial Term Loan Credit Agreement also provides for a secured letter of credit facility in an aggregate amount of up to $35.0 million.

In the third quarter of 2025, the Company entered into Amendment No. 1 (the “First Amendment”) to its initial Term Loan Credit Agreement (collectively, the “Amended Term Loan Credit Agreement”) to add $700.0 million in delayed draw term loan commitments (the “2025 delayed draw term loans”). The Amended Term Loan Credit Agreement now provides a secured term loan facility of $2.7 billion (collectively, the “term loan facility”). On June 1, 2026, the Company entered into Amendment No. 2 to the Amended Term Loan Credit Agreement, which further amended the Amended Term Loan Credit Agreement to, among other things, permit the 2026 Revolving Credit Agreement and the revolving credit facility contemplated thereby. The term loan facility is guaranteed by certain material subsidiaries and secured by substantially all assets of the Company and such subsidiary guarantors.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The initial term loans and the initial delayed draw term loans have the same terms and are treated as a single fungible class of term loans for all purposes under the Amended Term Loan Credit Agreement, except that interest on the initial delayed draw term loans commenced from the applicable date of draw. As of June 30, 2026, $1.0 billion was drawn on the initial delayed draw term loan commitments and no commitment remained available. As of June 30, 2026, $21.1 million of letters of credit were issued and $13.9 million remains available under the letter of credit facility. As of June 30, 2026, no amounts were drawn on the letter of credit facility.

In the first quarter of 2026, the Company drew $700.0 million on the 2025 delayed draw term loan commitments and the proceeds were used primarily to repay the 2026 Notes (as defined below) at maturity, with the remaining proceeds available for general corporate purposes. As of June 30, 2026, no commitment remained available.

Pursuant to the terms of the Amended Term Loan Credit Agreement, the Company was required to pay quarterly commitment fees of 1.00% per annum on the unused portions of both delayed draw term loan commitments. These fees were capitalized as the draws were probable of occurring and were reclassified against the carrying value of the respective debt upon draw. As of June 30, 2026, $12.4 million of deferred issuance costs related to the commitment fees has been fully reclassified and presented as a reduction of the carrying value of the related debt, as the commitments have been fully drawn and no amounts remain available. These fees are amortized over the respective debt terms using the effective interest method from the time of draw.

The initial term loans and initial delayed draw term loans mature on December 11, 2029, with quarterly principal payments of 0.25% of the original principal amount or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and will continue on the last business day of each quarter thereafter. The 2025 delayed draw term loans mature on September 9, 2030, with quarterly repayments of 0.25% of the original principal amount. Quarterly principal payments on the 2025 delayed draw term loans began on March 31, 2026 and will continue on the last business day of each quarter thereafter. Prepayments are permitted at any time, in whole or in part, subject to premiums of 2.00% of the aggregate principal amount prepaid on or within one year of the closing date for the initial Term Loan Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans) and 1.00% of such amount prepaid after one year but on or prior to two years from the closing date for the initial Term Loan Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans). Any amounts repaid or prepaid may not be reborrowed. Mandatory prepayments on the term loan facility may be required upon the occurrence of certain events as defined in the Amended Term Loan Credit Agreement, which the Company considers remote as of June 30, 2026.

The following is a summary of the term loan facility as of June 30, 2026 and December 31, 2025.

Term Loan
June 30, 2026
Principal balance	$2,674.8
Unamortized issuance costs	(65.3)
Carrying value, net	$2,609.5

December 31, 2025
Principal balance	$1,488.3
Unamortized issuance costs	(39.6)
Carrying value, net	$1,448.7

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

Interest expense associated with the term loan facility was $54.7 million and $92.6 million for the three and six months ended June 30, 2026, respectively, and $21.8 million and $43.3 million for the three and six months ended June 30, 2025, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loan facility and amortization of issuance costs.

The Amended Term Loan Credit Agreement allows for additional term loan facilities or increased commitments, subject to certain conditions and limits. It includes customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of June 30, 2026.

Maturities on the Company's term loan facility are as follows:

Term Loan
Remainder of 2026	$13.5
2027	27.1
2028	27.1
2029	1,935.1
2030	672.0
Thereafter	—
Total	$2,674.8

Convertible senior notes

During the first quarter of 2021, the Company issued $695.8 million aggregate principal amount of 0% convertible senior notes due in 2026 (the "2026 Notes"). Additionally, during the first quarter of 2021, the Company issued $693.3 million aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes," and together with the 2026 Notes, the "Notes"). The Notes were issued in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The net proceeds from the sale of the 2026 Notes and 2028 Notes were approximately $1.4 billion after deducting offering and issuance costs related to the respective Notes.

As of the maturity date on March 1, 2026, no holder of the 2026 Notes had converted their principal amount. The Company used a total of $695.8 million in cash to repay the aggregate principal amount at their maturity.

The 2028 Notes do not bear regular interest. The 2028 Notes may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through June 30, 2026. The 2028 Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such 2028 Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for the 2028 Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture governing the 2028 Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the 2028 Notes by a number of additional shares for a holder that elects to convert all or a portion of its 2028 Notes in connection with such make-whole fundamental change or who elects to convert such 2028 Notes that are subject to such notice of redemption. The conversion rate for the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the indenture governing the 2028 Notes). There have been no changes to the initial conversion price of the 2028 Notes since issuance as of June 30, 2026.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Upon conversion, the principal portion of the 2028 Notes being converted will be settled in cash, and any amount in excess of the principal portion of the 2028 Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2028 Notes was below the principal value of the 2028 Notes as of June 30, 2026. As of June 30, 2026, the conditions allowing holders of the 2028 Notes to convert during the following fiscal quarter were not met.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following is a summary of the Notes outstanding as of June 30, 2026 and December 31, 2025.

	2026 Notes	2028 Notes	Total
June 30, 2026
Principal balance	$—	$693.3	$693.3
Unamortized issuance costs	—	(2.6)	(2.6)
Carrying value, net	$—	$690.7	$690.7

December 31, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(0.4)	(3.4)	(3.8)
Carrying value, net	$695.4	$689.9	$1,385.3

During the three months ended June 30, 2026 and 2025, the Company recognized $0.4 million in interest expense for the 2028 Notes, with such interest expense consisting solely of amortization of issuance costs. During the three months ended June 30, 2025, the Company recognized $0.5 million in interest expense for the 2026 Notes. No interest expense related to the 2026 Notes was recognized during the three months ended June 30, 2026 because the 2026 Notes matured on March 1, 2026. During the six months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $1.1 million in interest expense for the 2026 Notes, respectively, and $0.8 million and $0.7 million in interest expense for the 2028 Notes, respectively, with such interest expense consisting solely of amortization of issuance costs. The effective interest rate for the 2028 Notes was 0.22% as of June 30, 2026.

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

The Company used a total of $695.8 million in cash to repay the aggregate principal amount of the 2026 Notes at their maturity. Additionally, there were no 2026 Note Hedges exercised, and no shares were received as of June 30, 2026. The 2026 Note Hedges expired upon maturity of the 2026 Notes.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The 2028 Note Hedges are expected generally to offset the potential dilution to the Class A common stock upon conversion of the 2028 Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted 2028 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the 2028 Note Hedges, is greater than the applicable strike price of those convertible note hedge transactions. As of June 30, 2026, the Company’s stock price was below the exercise price of the 2028 Note Hedges.

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

If the market price per share of the Company’s Class A common stock, as measured under the terms of the Warrants, exceeds the strike price of the Warrants, the Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the Warrants in cash. The Warrants are only exercisable on the applicable expiration dates in accordance with the terms of the Warrants. Subject to the other terms of the Warrants, the 2026 Warrants first became exercisable on June 1, 2026 and remain exercisable through their final expiration date of August 10, 2026. The 2028 Warrants will first become exercisable on June 1, 2028 and have a final expiration date of August 10, 2028. As of June 30, 2026, the Company’s Class A common stock price was below the exercise price of the Warrants.

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

Note 8.Leases

The Company has operating leases for corporate offices, datacenters and finance leases for infrastructure and computer equipment. The Company’s leases have remaining lease terms of 1 year to 10 years, some of which include options to extend the leases for up to 5 years.

The Company also has subleases for a vast majority of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 7 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense, was $4.3 million and $8.4 million during the three and six months ended June 30, 2026, respectively and $2.5 million and $5.5 million during the three and six months ended June 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

Future minimum lease payments under non-cancellable leases as of June 30, 2026 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2026	$35.7	$75.9
2027	76.7	120.2
2028	76.0	77.9
2029	75.1	30.2
2030	68.2	1.4
2031	48.4	—
Thereafter	79.2	—
Total future minimum lease payments	$459.3	$305.6
Less imputed interest	(67.5)	(19.7)
Less tenant improvement receivables	(2.5)	—
Total liability	$389.3	$285.9

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of June 30, 2026 were as follows:

Operating leases
Remainder of 2026	$10.2
2027	20.7
2028	21.8
2029	16.1
2030	11.9
2031	8.4
Thereafter	10.9
Total future sublease rent payments, net	$100.0

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit. As of June 30, 2026, the Company's remaining minimum obligation under the lease for its headquarters was $130.7 million.

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

The Company did not record any impairment charges during the three and six months ended June 30, 2026, and recorded total impairment charges of $2.6 million during the three and six months ended June 30, 2025, respectively.

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	June 30, 2026	December 31, 2025
Non-income taxes payable	$49.6	$58.9
Accrued legal and other external fees	22.6	20.1
Acquisition indemnification holdbacks	3.6	6.1
Income taxes payable	9.9	4.9
Other accrued and current liabilities	25.7	31.7
Total accrued and other current liabilities	$111.4	$121.7

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

As of June 30, 2026, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.2 million and 0.6 million shares into an equivalent number of shares of Class A common stock during the three and six months ended June 30, 2026, respectively. Holders of Class B common stock voluntarily converted 0.3 million and 0.9 million shares during the three and six months ended June 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
As of June 30, 2026, 144.5 million shares of Class A common stock, 75.2 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2025, 167.2 million shares of Class A common stock, 75.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of June 30, 2026 and December 31, 2025 exclude unvested restricted stock awards granted to certain executives, including 8.3 million unvested restricted stock awards granted to one of the Company's co-founders. See "Co-Founder Grant" section below for additional information.

Preferred stock

The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

The Board of Directors has authorized a share repurchase program for the repurchase of shares of the Company's Class A common stock. As of June 30, 2026, $1.4 billion remained available for repurchases, including an increase of $900.0 million authorized by the Board of Directors in June 2026. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the three and six months ended June 30, 2026, the Company repurchased and subsequently retired 12.6 million and 26.9 million shares of its Class A common stock, for aggregate amounts of $318.0 million and $688.0 million, respectively. During the three and six months ended June 30, 2025, the Company repurchased and subsequently retired 14.2 million and 32.2 million shares of its Class A common stock, for aggregate amounts of $403.0 million and $907.0 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act, in addition to repurchase execution costs incurred in connection with the Company’s share repurchase program.

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
As of June 30, 2026, there were 29.1 million stock-based awards issued and outstanding and 135.3 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
There was no stock option activity for the six months ended June 30, 2026. Restricted stock activity for the Plans was as follows for the six months ended June 30, 2026:

		Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2025	131.0	24.9	$26.24
Additional shares authorized	12.2	—	—
Restricted stock units and awards released	—	(6.1)	25.01
Restricted stock units and awards canceled	4.1	(4.1)	25.81
Shares withheld related to net share settlement of restricted stock units and awards	2.4	—	—
Restricted stock units and awards granted	(14.4)	14.4	24.02
Balance as of June 30, 2026	135.3	29.1	$25.47
Vested at June 30, 2026		—	$—
Unvested at June 30, 2026		29.1	$25.47

As of June 30, 2026, unamortized stock-based compensation related to RSAs and RSUs was $726.0 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.9 years as of June 30, 2026.

Co-Founder Grant
In December 2017, the Board of Directors approved the Co-Founder Grant, consisting of 10.3 million shares of Class A common stock in the form of RSAs granted to Drew Houston, the Company’s co-founder and Co-Chief Executive Officer. The Co-Founder Grant is subject to service-, market-, and performance-based vesting conditions and is excluded from issued and outstanding shares until vesting. Mr. Houston holds voting rights and rights to cumulative declared dividends prior to vesting.

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

Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of diluted common shares outstanding. The computation of the diluted net income per share of Class A common stock assumes the conversion of the Company's Class B common stock to Class A common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares to Class A common stock. The dilutive effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the if-converted method for the 2026 Notes, prior to repayment, and the 2028 Notes, and by application of the treasury stock method for the Company's other potentially dilutive securities.

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$63.8	$32.0	$90.2	$35.4
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	149.6	75.2	195.5	76.9
Net income per common share, basic	$0.43	$0.43	$0.46	$0.46
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$63.8	$32.0	$90.2	$35.4
Reallocation of net income as a result of conversion of Class B to Class A common stock	32.0	—	35.4	—
Reallocation of net income to Class B common stock	—	(0.2)	—	(0.5)
Net income attributable to common stockholders for diluted EPS	$95.8	$31.8	$125.6	$34.9
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	149.6	75.2	195.5	76.9
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	2.0	—	4.3	—
Conversion of Class B to Class A common stock	75.2	—	76.9	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	226.8	75.2	276.7	76.9
Net income per common share, diluted	$0.42	$0.42	$0.45	$0.45

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$141.5	$68.8	$200.5	$75.4
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	154.7	75.3	204.4	76.9
Net income per common share, basic	$0.91	$0.91	$0.98	$0.98
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$141.5	$68.8	$200.5	$75.4
Reallocation of net income as a result of conversion of Class B to Class A common stock	68.8	—	75.4	—
Reallocation of net income to Class B common stock	—	(0.5)	—	(1.3)
Net income attributable to common stockholders for diluted EPS	$210.3	$68.3	$275.9	$74.1
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	154.7	75.3	204.4	76.9
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	1.8	—	4.8	—
Conversion of Class B to Class A common stock	75.3	—	76.9	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	231.8	75.3	286.1	76.9
Net income per common share, diluted	$0.91	$0.91	$0.96	$0.96

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock units and awards	13.5	2.0	14.9	1.7
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	19.6	37.8	25.3	37.8
Warrants	37.8	37.8	37.8	37.8
Total	79.2	85.9	86.3	85.6

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $21.9 million and $48.8 million for the three and six months ended June 30, 2026, respectively, and $22.2 million and $41.4 million for the three and six months ended June 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the three and six months ended June 30, 2026 and 2025, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the jurisdictional mix of earnings, tax credits, and state income taxes.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of June 30, 2026, the Company maintains valuation allowances against its deferred tax assets in certain states and foreign jurisdictions.

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

Unrecognized tax benefits increased by $11.0 million during the six months ended June 30, 2026. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $8.4 million, if recognized, would affect the Company's effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of OBBBA are reflected in the results for the three and six months ended June 30, 2026.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 14. Segment Information and Geographic Areas
Segment Information
The Company’s chief operating decision-maker (“CODM”), the Chief Executive Officer function, manages the Company's business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income, as reported on the condensed consolidated statements of operations, to allocate resources as part of the annual planning process and to assess the performance of the Company's single reportable segment, primarily by monitoring actual results versus the annual plan.

The significant expenses reviewed by the CODM are cost of revenue, research and development, sales and marketing, general and administrative, and stock-based compensation, as presented in the condensed consolidated statements of operations. Cost of revenue, research and development, sales and marketing, and general and administrative expenses include depreciation and amortization expenses, which are disclosed in Note 4 "Property and Equipment, Net" and Note 5 "Intangible Assets", respectively. Other segment items consist of interest expense, net, other income (expense), net, and provision for income taxes, as presented in the condensed consolidated statements of operations.

The CODM does not evaluate segment performance using balance sheet information.
Geographic Areas
Long-lived assets and revenue by geographic region are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area based on the physical location of the operations recording the asset:

	As of
	June 30, 2026	December 31, 2025
United States	$318.8	$357.2
International (1)	19.3	21.2
Total property and equipment, net	$338.1	$378.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of June 30, 2026 and December 31, 2025.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s subscription agreement. The following table sets forth revenue by geographic area for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$352.9	$354.1	$704.5	$710.5
International (1)	278.6	271.6	556.5	539.9
Total revenue	$631.5	$625.7	$1,261.0	$1,250.4

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and six months ended June 30, 2026 and 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K. Our fiscal year ends December 31.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.19 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Our subscriptions include individual licenses through our Plus, Simple, Professional or Essentials plans, or multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We also offer Dash, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams must have a minimum of three users, but can also have more than tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, which are offered at a discount compared to our monthly plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

Increase conversion of registered users to our paid subscription plans

We generate over 90% of our revenue from self-serve channels—users who purchase a subscription through our app or website. To grow our recurring revenue base, we actively encourage our registered users to convert to one of our paid plans based on the functionality that best suits their needs. We do this via in-product prompts and notifications, time-limited free trials of paid subscription plans, email campaigns, and lifecycle marketing. We use these tactics in combination with the goal of generating increased recurring revenues from our existing paying user base.

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

During the three and six months ended June 30, 2026, we outperformed expectations, with stronger customer retention and engagement, particularly across Individual plans. Teams performance showed signs of positive growth, supported by continued progress on pricing and packaging simplification, a more unified checkout experience, credit card trials, and onboarding and activation improvements. While these initiatives are beginning to yield positive results, we remain cautious in our outlook as these efforts are still in the early stages of adoption and impact.

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

Total ARR increased for the period ended June 30, 2026, compared to the periods ended December 31, 2025 and June 30, 2025, primarily driven by a favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar, improved retention from Teams plans and growth in Individual plans, offset by our strategic decision to significantly reduce our investment in FormSwift.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2026.

	As of
	June 30, 2026	December 31, 2025	June 30, 2025
	(In millions)
Total ARR	$2,566	$2,526	$2,542

	As of
Constant Currency	June 30, 2026	December 31, 2025	June 30, 2025
	(In millions)
Total ARR	$2,566	$2,562	$2,578

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

The number of paying users as of June 30, 2026 increased as compared to December 31, 2025 and June 30, 2025, largely due to growth in our Simple Plan, partially offset by reduced investment in FormSwift and continued softness in our Teams plans, for which we are starting to see signs of improvement in retention. We expect that the total number of paying users will continue to fluctuate from period to period and may decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of June 30, 2026, December 31, 2025, and June 30, 2025.

	As of
	June 30, 2026	December 31, 2025	June 30, 2025
	(In millions)
Paying users	18.19	18.08	18.13

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

The average revenue per paying user increased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025, as a result of the favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar and a shift to monthly subscription plans, offset by an increased mix of sales toward lower priced plans, such as Simple.

The below table sets forth our ARPU for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
ARPU	$139.68	$138.32	$140.27	$138.74

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

Our FCF increased for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase in cash provided by operating activities, reflecting payments made in the first quarter of 2025 for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and related to our 2024 reduction in workforce.

We expect our FCF to fluctuate in the near term due to ongoing operating efficiency initiatives and variability in interest payments now that our term loan facility is fully drawn, as well as fluctuations in market interest rates. We expect capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security, except for a one-time incremental investment related to the build-out of our new San Francisco, California headquarters, which we expect to complete this year. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$443.0	$414.3
Capital expenditures	(4.5)	(2.1)
Free cash flow	$438.5	$412.2

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

Our revenue growth is impacted by both the number of paying users and our ability to increase the average revenue per paying user. Our overall paying user growth rate has declined, and we expect growth in paying users to fluctuate from period to period in the future. While we have started to see signs of improving growth in net new paying users, if we do not successfully reverse the trend of decreasing average revenue per paying user, for example through increased sales of our higher-priced subscription plans, or otherwise offset slower growth or declines in paying users, we expect our revenue and revenue growth rate to continue decreasing.

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, property taxes related to datacenter equipment, and copyright levies or similar fees imposed by collection agencies in European and other jurisdictions.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in both the near term and long term.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We expect gross margin to remain relatively constant in both the near term and long term.

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, expenses related to our recent reduction in workforce such as severance, benefits and other related items, compensation expenses related to key personnel from acquisitions and allocated overhead. These groups are responsible for the design, development, testing, delivery of new technologies and features, and support of our self-serve platform. We continue to focus our product development efforts on adding new features and enhancing the functionality and ease of use of our offerings. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

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

We expect that sales and marketing expenses could fluctuate in absolute dollars in the near term and in the long term as we seek to grow our user base and increase our brand awareness while also retaining flexibility to invest in growth.

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

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenue	$631.5	$625.7	$1,261.0	$1,250.4
Cost of revenue(1)(2)	125.0	123.7	253.1	240.4
Gross profit	506.5	502.0	1,007.9	1,010.0
Operating expenses:
Research and development(1)(2)	188.1	184.4	372.3	362.8
Sales and marketing(1)(2)	89.8	87.8	176.7	179.8
General and administrative(1)(2)	63.8	58.8	121.3	112.6
Net loss on real estate assets	—	2.6	—	2.6
Total operating expenses	341.7	333.6	670.3	657.8
Income from operations	164.8	168.4	337.6	352.2
Interest expense, net	(50.0)	(18.6)	(86.7)	(33.2)
Other income (expense), net	2.9	(2.0)	8.2	(1.7)
Income before income taxes	117.7	147.8	259.1	317.3
Provision for income taxes	(21.9)	(22.2)	(48.8)	(41.4)
Net income	$95.8	$125.6	$210.3	$275.9

(1) Includes stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Cost of revenue	$4.5	$5.6	$8.7	$10.5
Research and development	52.1	53.8	102.1	100.5
Sales and marketing	5.8	5.7	10.5	10.7
General and administrative	14.9	12.6	27.1	23.1
Total stock-based compensation	$77.3	$77.7	$148.4	$144.8

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three months ended June 30, 2026 and three and six months ended June 30, 2025. The expenses during the three months ended June 30, 2026 were related to the reduction in workforce resulting from a strategic reorganization to unify our product organization, which are included within research and development expense.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	20	20	20	19
Gross profit	80	80	80	81
Operating expenses:
Research and development(1)(2)	30	29	30	29
Sales and marketing(1)(2)	14	14	14	14
General and administrative(1)(2)	10	9	10	9
Net loss on real estate assets	—	—	—	—
Total operating expenses	54	53	53	53
Income from operations	26	27	27	28
Interest expense, net	(8)	(3)	(7)	(3)
Other income (expense), net	—	—	1	—
Income before income taxes	19	24	21	25
Provision for from income taxes	(3)	(4)	(4)	(3)
Net income	15%	20%	17%	22%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development	8	9	8	8
Sales and marketing	1	1	1	1
General and administrative	2	2	2	2
Total stock-based compensation	12%	12%	12%	12%

(2) Includes expenses related to our reduction in workforce such as severance, benefits and other related items during the three months ended June 30, 2026 and three and six months ended June 30, 2025. The expenses during the three months ended June 30, 2026 were related to the reduction in workforce resulting from a strategic reorganization to unify our product organization, which are included within research and development expense.

*Percentages may not foot due to rounding.

Comparison of the three months ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Revenue	$631.5	$625.7	$5.8	0.9%

Revenue increased $5.8 million or 0.9% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 primarily due to positive impacts from changes in foreign exchange rates across multiple currencies and growth from our Individual plans, offset by our strategic decision to significantly reduce our investment in FormSwift and our plan to wind down operations by the end of 2026.

Cost of revenue, gross profit, and gross margin

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Cost of revenue	$125.0	$123.7	$1.3	1.1%
Gross profit	506.5	502.0	4.5	0.9%
Gross margin	80%	80%

Cost of revenue increased $1.3 million or 1.1% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase was primarily driven by a $2.9 million increase in infrastructure costs, including costs associated with data center facilities costs and third party hosting fees, partially offset by a $1.6 million decrease in outside services.

Our gross margin remained flat during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, as the 0.9% increase in revenue during the period, as described above, was largely offset by a 1.1% increase in cost of revenue.

Research and development

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Research and development	$188.1	$184.4	$3.7	2.0%

Research and development expenses increased $3.7 million or 2.0% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase of $2.5 million in employee-related costs driven by costs related to our recent workforce reduction, primarily severance, benefits, and other related items, as well as a $1.0 million increase in third-party infrastructure costs.

Sales and marketing

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Sales and marketing	$89.8	$87.8	$2.0	2.3%

Sales and marketing expenses increased $2.0 million or 2.3% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase of $4.0 million related to advertising expenses, partially offset by a $1.4 million decrease in merchant fees.

General and administrative

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
General and administrative	$63.8	$58.8	$5.0	8.5%

General and administrative expenses increased $5.0 million or 8.5% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase of $5.0 million in employee-related costs driven by an increase in headcount.

Net loss on real estate assets

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Net loss on real estate assets	—	$2.6	$(2.6)	(100.0)%

Net loss on real estate assets was $2.6 million during the three months ended June 30, 2025 and there were no similar charges during the three months ended June 30, 2026.

Interest expense, net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Interest expense, net	$(50.0)	$(18.6)	$(31.4)	168.8%

Interest expense, net increased by $31.4 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to an increase in interest expense related to our term loan facility now that it is fully drawn.

Other income (expense), net

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Other income (expense), net	$2.9	$(2.0)	$4.9	(245.0)%

Other income (expense), net increased by $4.9 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a $4.6 million increase in foreign currency transaction gains.

Provision for income taxes

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Provision for income taxes	$(21.9)	$(22.2)	$0.3	(1.4)%

Provision for income taxes decreased $0.3 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to a decrease in income before income taxes, offset by a reduction in stock-based compensation tax benefits.

Comparison of the six months ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Revenue	$1,261.0	$1,250.4	$10.6	0.8%

Revenue increased $10.6 million or 0.8% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 primarily due to positive impacts from changes in foreign exchange rates across multiple currencies and growth from our Individual plans, offset by our strategic decision to significantly reduce our investment in FormSwift and our plan to wind down operations by the end of 2026.

Cost of revenue, gross profit, and gross margin

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Cost of revenue	$253.1	$240.4	$12.7	5.3%
Gross profit	1,007.9	1,010.0	(2.1)	(0.2)%
Gross margin	80%	81%

Cost of revenue increased $12.7 million or 5.3% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily driven by a $14.4 million increase in infrastructure costs, including costs associated with adding equipment in support of our data center refresh cycle, data center facilities costs, and third party hosting fees.

Our gross margin decreased during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to a 5.3% increase in our cost of revenue, partially offset by a 0.8% increase in revenue during the period, as described above.

Research and development

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Research and development	$372.3	$362.8	$9.5	2.6%

Research and development expenses increased $9.5 million or 2.6% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase of $8.6 million in employee-related costs driven by annual performance-based compensation increases and costs related to our recent workforce reduction, primarily severance, benefits, and other related items, partially offset by lower ending headcount compared to the prior period.

Sales and marketing

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Sales and marketing	$176.7	$179.8	$(3.1)	(1.7)%

Sales and marketing expenses decreased $3.1 million or 1.7% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a $2.2 million reduction in employee-related costs driven by a decrease in headcount and a $1.6 million decrease in other expenses, partially offset by a $1.0 million increase in merchant fees.

General and administrative

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
General and administrative	$121.3	$112.6	$8.7	7.7%

General and administrative expenses increased $8.7 million or 7.7% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily driven by a $6.8 million increase in employee-related costs driven by an increase in headcount, and lower expenses in the first quarter of 2025 due to the release of $4.3 million of non-income tax reserves, partially offset by a $2.5 million decrease in professional services expense.

Net loss on real estate assets

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Net loss on real estate assets	$—	$2.6	$(2.6)	(100.0)%

Net loss on real estate assets was $2.6 million during the six months ended June 30, 2025 and there were no similar charges during the six months ended June 30, 2026.

Interest expense, net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Interest expense, net	$(86.7)	$(33.2)	$(53.5)	161.1%

Interest expense, net increased by $53.5 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to an increase in interest expense related to our term loan facility now that it is fully drawn.

Other income (expense), net

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Other income (expense), net	$8.2	$(1.7)	$9.9	(582.4)%

Other income (expense), net increased by $9.9 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to a $7.3 million increase in foreign currency transaction gains and a $2.6 million gain on datacenter equipment resales.

Provision for income taxes

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(In millions)
Provision for income taxes	$(48.8)	$(41.4)	$(7.4)	17.9%

Provision for income taxes increased $7.4 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the impact of the One Big Beautiful Bill Act reflected in the six months ended June 30, 2026, a reduction in stock-based compensation tax benefits, and changes to our unrecognized tax benefits.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $1,056.2 million and short-term investments of $57.6 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. As of June 30, 2026, $265.2 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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
In December 2024, we entered into a secured five-year term loan facility in an aggregate principal amount of up to $2.0 billion, consisting of initial term loans and initial delayed draw term loan commitments (the "initial delayed draw term loans") each in an aggregate principal amount of up to $1.0 billion, respectively. The terms of the initial Term Loan Credit Agreement also provide for a secured letter of credit facility in an aggregate amount of up to $35.0 million. In September 2025, we entered into the First Amendment to the term loan facility which provided for additional secured delayed draw term loan commitments in an aggregate principal amount of up to $700.0 million (the "2025 delayed draw term loans"), which was drawn in the first quarter of 2026 to settle the 2026 Notes as described above, with the remaining proceeds available for general corporate purposes.
The initial term loans and initial delayed draw term loans have a maturity date of December 11, 2029 and the 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and on the last business day of the quarter after the funding of such loans, respectively, and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans began on March 31, 2026 and on the last business day of the quarter after the funding of such loans and continuing thereafter. As of June 30, 2026, we had $2,674.8 million outstanding on the term loan facility and no commitment remained available. As of June 30, 2026, $21.1 million of letters of credit were issued and $13.9 million remains to be issued under the letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate plus a margin of 2.75% or a term SOFR rate plus a margin of 3.75% (further described in Note 7 "Debt") at our option.

The term loan facility permits us, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the Amended Term Loan Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of June 30, 2026.

In June 2026, we entered into a $400.0 million revolving credit facility (the "2026 Revolving Credit Agreement"), of which $65.0 million is available for use as letters of credit. The 2026 Revolving Credit Agreement matures on December 11, 2029, unless earlier terminated. As of June 30, 2026, we did not have any outstanding borrowings under the 2026 Revolving Credit Agreement. The unused capacity of the 2026 Revolving Credit Agreement was $400.0 million as of June 30, 2026.

The borrowings under the 2026 Revolving Credit Agreement will bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate or overnight bank funding rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin ranging from 2.00% to 2.50% based on our consolidated secured leverage ratio, or (b) a term SOFR rate (based on one, three or six month interest periods), plus a margin ranging from 3.00% to 3.50% based on our consolidated secured leverage ratio.

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of RSUs and RSAs, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized a share repurchase program for the repurchase of shares of our Class A common stock. As of June 30, 2026 $1.4 billion remained available for repurchases, including an increase of $900.0 million authorized by our Board of Directors in June 2026. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and six months ended June 30, 2026, we repurchased and subsequently retired 12.6 million and 26.9 million shares, respectively, of our Class A common stock for an aggregate amount of $318.0 million and $688.0 million, respectively. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
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

Our cash flow activities were as follows for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$443.0	$414.3
Net cash provided by investing activities	86.1	48.2
Net cash used in financing activities	(363.8)	(1,066.3)
Effect of exchange rate changes on cash and cash equivalents	(2.8)	12.5
Net increase (decrease) in cash and cash equivalents	$162.5	$(591.3)

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

For the six months ended June 30, 2026, net cash provided by operating activities was $443.0 million, which primarily consisted of our net income of $210.3 million, adjusted for stock-based compensation expense of $148.4 million, depreciation and amortization expenses of $75.5 million, and net cash outflow of $44.4 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2025 corporate bonus.

The increase of $28.7 million in net cash provided by operating activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to a decrease of $74.3 million in cash outflows from changes in operating assets and liabilities, primarily driven by the payments made in the first quarter of 2025 for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and for payments related to our 2024 reduction in workforce. This was partially offset by a decrease of $45.6 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash (gains) losses.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, purchases of intangible assets, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the six months ended June 30, 2026, net cash provided by investing activities was $86.1 million, which primarily related to $89.5 million in net investment activity inflows, driven by maturities of short-term investments, offset by cash paid for capital expenditures of $4.5 million.
The increase of $37.9 million in net cash provided by investing activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to an increase of $38.5 million in net investment activity inflows and decrease of $8.4 million in cash paid for acquisitions, offset by a decrease of $8.1 million in cash receipts from equipment rebates.
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
For the six months ended June 30, 2026, net cash used in financing activities was $363.8 million, which primarily consisted of $695.8 million for the repayment of convertible senior notes at maturity, $697.1 million for the repurchase of our common stock, $62.9 million for the satisfaction of tax withholding obligations for the release of RSUs and RSAs, $78.7 million in principal payments on finance lease obligations, $13.2 million in payments of debt issuance costs and loan commitment fees under the term loan facility and revolving credit facility, and $13.5 million in principal payments against the term loan facility. These outflows were offset by $1,200.0 million in proceeds from the term loan facility.
The decrease of $702.5 million in net cash used in financing activities during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to an increase of $1,200.0 million in proceeds from the term loan facility and a decrease of $212.0 million in repurchases of our common stock. This was offset by an increase of $695.8 million for the repayment of convertible senior notes at maturity, and an increase of $10.4 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $1,056.2 million and short-term investments of $57.6 million as of June 30, 2026. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of June 30, 2026, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a 2.75%, margin, or (b) an overnight term SOFR rate (based on one, three or six month interest periods), plus a 3.75% margin. As of June 30, 2026, we had $2,674.8 million outstanding under the term loan facility.
The borrowings under the 2026 Revolving Credit Agreement will bear interest at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate or overnight bank funding rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin ranging from 2.00% to 2.50% based on our consolidated secured leverage ratio, or (b) a term SOFR rate (based on one, three or six month interest periods), plus a margin ranging from 3.00% to 3.50% based on our consolidated secured leverage ratio

We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three and six months ended June 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $6.8 million and $11.4 million change, respectively, in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the six months ended June 30, 2026, 34% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the six months ended June 30, 2026 and 2025. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the six months ended June 30, 2026 and 2025.
To date, we have not engaged in any hedging activities. As our international operations grow, we will continue to reassess our approach to managing risks relating to fluctuations in currency rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our co-principal executive officers and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures

Our management, including our co-principal executive officers and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

While we remain confident in the Company’s defenses to the asserted allegations in this case, it is not possible to determine the ultimate outcome at this time. However, based on the information currently available, the Company does not believe this matter is reasonably likely to have a material adverse effect on its financial position or results of operations.

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

Many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of June 30, 2026, we served over 700 million registered users but only 18.19 million paying users. The actual number of unique users is lower than we report as one person may register more than once on our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Failure to respond to rapid technological changes, including with respect to AI, extend our platform, or develop new features or products may harm our ability to compete effectively, which would adversely affect our business.

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

One of the most important features of our platform is its broad interoperability with a range of diverse devices, operating systems, and third-party applications. Our platform is accessible from the web and from devices running Windows, Mac OS, iOS, Android, WindowsMobile, and Linux. We also have integrations with Microsoft, Adobe, Apple, Salesforce, Atlassian, Slack (now part of Salesforce), BetterCloud, Google, IBM, Cisco, VMware, Okta, Symantec, Palo Alto Networks, Zoom, and a variety of other productivity, collaboration, data management, generative AI, and security vendors. We are dependent on the accessibility of our platform across these third-party operating systems and applications that we do not control. Third-party services and products are constantly evolving, and we may not be able to modify our platform and have in the past experienced delays in modifying our platform to assure its compatibility with that of other third parties following development changes. If we are unable to ensure compatibility of our platform with desired third-party services, our business may be adversely impacted.

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

We depend on the continued service and performance of our key personnel. In particular, our Co-Chief Executive Officers, Andrew W. Houston and Ashraf Alkarmi, as well as other members of our executive leadership team, are important to our vision, strategic direction, culture, and offerings. From time-to-time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

•copyright levies or similar fees imposed by collection agencies in European and other jurisdictions;

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

Our current indebtedness, including our 2028 Notes, term loan facility, and revolving credit facility, place significant restrictions on our business and could have important consequences to our stockholders and effects on our business, as could any future indebtedness.

For example, the terms of our term loan facility and revolving credit facility contain a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, create liens, merge or consolidate with other companies, sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, engage in transactions with affiliates, make investments, loans and acquisitions, and prepay certain indebtedness, in each case subject to qualifications and exceptions.

In addition, such current and future indebtedness could:

•make it more difficult for us to satisfy our debt obligations, including our term loan facility, revolving credit facility, and the 2028 Notes;

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2025, we had an aggregate of $1,110.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, as of December 31, 2025, we had $1,488.3 million in aggregate principal amount of term loans outstanding under our term loan facility. Our revolving credit facility currently provides $400.0 million of commitments for available revolving loans. As of June 30, 2026, no amounts are outstanding under our revolving credit facility. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

•require repayment of any outstanding lease obligations or loans;

•terminate our leasing arrangements;

•terminate our access to the leased datacenters we utilize;

•stop delivery of ordered equipment;

•sell or require us to return our leased equipment;

•require repayment of the outstanding term loans borrowed under our term loan facility or any revolving loans borrowed under our revolving credit facility;

•terminate our term loan facility or revolving credit facility and exercise rights and remedies against the collateral securing our term loan facility and revolving credit facility; or

•require us to pay increased and significant interest, fees, penalties, or damages.

If some or all of these events were to occur, our operations may be interrupted and our ability to fund our operations or obligations, as well as our business, results of operations, and financial condition, could be adversely affected. In particular, if the debt under our term loan facility or borrowings under our revolving credit facility, if any, were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately materially and adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us.

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

As we strive to grow our business, expenses may increase as we continue to make investments to scale our business, reposition our products, and respond to new technologies; in particular, we are making significant investments in AI technologies and product development. For example, we will need an increasing amount of technical infrastructure, including datacenter capacity, network capacity, computing power and related energy requirements, to continue to satisfy the needs of our user base and support the development and deployment of our products and features, including those involving AI. The costs associated with obtaining, operating, maintaining and expanding this infrastructure, including equipment and energy costs, have increased and may continue to increase, which could adversely affect our gross margin and profitability. Our research and development expenses may also increase as we plan to continue to hire employees for our engineering, product, and design teams to support these efforts. These investments may not result in increased revenue or growth in our business or our revenue may not grow to the extent we expect and expense growth may outpace revenue. Accordingly, our profitability may fluctuate in certain periods, or we may fail to meet our profitability targets. Further, we have created mobile applications and mobile versions of Dropbox that are distributed to users primarily through app stores operated by Apple and Google, each of whom charge us in-application purchase fees. As a result, if more of our users subscribe to our products through mobile applications, these fees may have an adverse impact on our results of operations. In addition, in connection with our Virtual First work model, we have incurred impairment charges related to our facilities and may incur additional or unanticipated expense related to subleasing our facilities, including lower than anticipated sublease income that may result in additional or higher impairment charges than we have currently estimated, particularly if we are unable to sublease our unused office space on favorable terms or at all or if our subtenants fail to make lease payments to us in connection with our Virtual First work model. The long-term benefits of our Virtual First work model may not materialize in the way we expect and any savings may not offset these charges and expenses, which would have an adverse impact on our profitability. We may also encounter unforeseen or unpredictable factors, including fluctuations in foreign currency exchange rates, unforeseen operating expenses, complications, or delays, which may result in increased costs, or cause us to generate less sublease income than we have currently estimated.

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

Servicing our indebtedness under our term loan facility, revolving credit facility, and 2028 Notes may require a significant amount of cash, and we may not have sufficient cash flow or the ability to raise the funds necessary to satisfy our obligations under our term loan facility, revolving credit facility, or 2028 Notes.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our term loan facility, revolving credit facility, and the 2028 Notes, or to make cash payments in connection with any conversion of the 2028 Notes or upon any fundamental change if holders of the 2028 Notes require us to repurchase their Notes for cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, our term loan facility and revolving credit facility expose us to floating interest rates where changes in benchmark interest rates could negatively impact our borrowing costs. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, which would materially and adversely impact our business, financial condition and operating results.

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

For example, on July 4, 2025, tax legislation commonly known as the One Big Beautiful Bill Act (the "OBBBA") was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Because states conform to the Code on varying bases, these U.S. federal changes may not be adopted, may be adopted on a delayed basis, or may be selectively decoupled at the state level. In addition, future regulatory or accounting guidance related to OBBBA could further affect the interpretation and application of these rules. As a result, OBBBA may increase compliance complexity and create uncertainty in the application of tax laws, which could adversely impact our state tax liabilities, cash taxes, effective tax rate, and tax provision. Further, California has recently amended its sales tax law to subject certain retail sales of digital prewritten software, cloud-based applications, and software services to sales tax in California, effective January 1, 2027, which may increase the cost to our California-based customers of purchasing our products, and similarly may increase the costs to us of purchasing software products we use in our business.

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

We receive, store, process, and use personal information and other user content. Numerous federal, state, local, and international laws and regulations address privacy (including children's privacy), data protection, information security, and the storing, sharing, use, processing, transfer, disclosure, and protection of personal information and other content, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions, or conflict with other rules. We also post privacy policies and are subject to contractual obligations to third parties related to privacy, data protection, and information security. We strive to comply with applicable laws, regulations, policies, and other legal obligations relating to privacy, data protection, and information security to the extent possible. However, the regulatory framework for privacy and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices.

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

Additionally, several states in the U.S. have enacted new data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”), which affords consumers expanded privacy protections, went into effect on January 1, 2020. The California Privacy Rights Act ("CPRA"), effective as of January 1, 2023, significantly modified the CCPA, resulting in uncertainty and requiring us to incur additional costs and expenses. The enactment of the CCPA has led numerous other states to propose, and in many cases enact, legislation similar to the CCPA. Other laws relating to privacy and cybersecurity, many of which are similar to the CCPA and CPRA, are being considered by other state legislatures, and certain U.S. states have enacted such legislation, such as Washington’s My Health, My Data Act, which includes a private right of action. The U.S. federal government also is contemplating federal privacy legislation. These developments create the potential for a patchwork of overlapping but different laws throughout the U.S. relating to privacy and cybersecurity. The effects of the CCPA and these other laws remain far-reaching and, depending on final regulatory guidance and other related developments, may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Similarly, a number of legislative initiatives in the EEA and the United States, at both the federal and state level, as well as other jurisdictions have been proposed or enacted, and could impose new obligations in areas affecting our business. For example, on November 17, 2022, the Digital Services Act (“DSA”) entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency and allows for fines of up to 6% of annual turnover. The impacts of the DSA on the overall industry, business models and our operations are uncertain, and these regulations could result in changes to our subscriptions or introduce new operational requirements and administrative costs, each of which could have an adverse effect on our business, results of operations, and financial condition. Further, the EU has enacted or revised numerous regimes relating to cybersecurity. For example, it has revised its Cybersecurity Directive (“NIS2”), with EU member states having been obligated to transpose it into national law by October 17, 2024, but with some member states’ transpositions yet to be finalized. NIS2, among other things, obligates companies to adopt or update policies and procedures on issues such as incident handling and supply chain security, implementing certain administrative measures, and requires top management’s involvement in cybersecurity risk-management measures, with top management potentially held liable for non-compliance. More generally, NIS2 provides for significant penalties for noncompliance, requiring EU member states to provide for a maximum fine level of at least €10,000,000 or 2% of annual turnover, whichever is greater. In addition, the Digital Operational Resiliency Act became effective in January 2025. This law aims to establish a universal framework for managing and mitigating information and communication technology risks that will apply to entities in the financial sector and their third-party cloud service providers.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of June 30, 2026, our directors and executive officers, and their respective affiliates, held in the aggregate 83.3% of the voting power of our capital stock, with Mr. Houston holding approximately 83.3% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We initially implemented a stock repurchase program in 2020. In August 2025, the Board of Directors authorized the repurchase of up to an additional $1.5 billion of the outstanding shares of our Class A common stock and in June 2026, the Board of Directors authorized the repurchase of up to an additional $900.0 million of the outstanding shares of our Class A common stock. As of June 30, 2026, we have repurchased approximately $6.4 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our Board of Directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

We do not intend to pay dividends or other distributions for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business and fund our stock repurchase program, and we do not expect to declare or pay any dividends or other distributions in the foreseeable future. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment. In addition, our term loan facility and revolving credit facility contain restrictions on our ability to pay dividends.

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

Historically, we have funded our operations and capital expenditures primarily through equity issuances, cash generated from our operations, and debt financing. Although we currently anticipate that our existing cash, cash equivalents and short-term investments, amounts available under our existing term loan facility and revolving credit facility, and cash flow from operations will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. We evaluate financing opportunities from time-to-time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all and, in light of macroeconomic challenges, inflation and fluctuating interest rates, financing terms have become less favorable. If we raise additional funds through the issuance of equity or equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock, and our stockholders may experience dilution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
April 1 - 30	5.13	$23.50	5.13	$679.83
May 1 - 31	3.42	$25.81	3.42	$591.59
June 1 - 30	4.01	$26.54	4.01	$1,385.13
Total	12.56	$25.10	12.56

(1) The Board of Directors has authorized a share repurchase program for the repurchase of shares of our Class A common stock. As of June 30, 2026, $1.4 billion remained available for repurchases, including an increase of $900.0 million authorized by the Board of Directors in June 2026. Under the program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase programs do not have an expiration date. See Note 11 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On June 4, 2026, Ali Dasdan, our Chief Technology Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 129,680 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 4, 2026, Sarah Schubach, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 53,085 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 3, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 5, 2026, Lisa Campbell, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 9,134 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 5, 2026, Will Yoon, our Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 50,012 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On June 11, 2026, Ross Tennenbaum, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 270,589 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 11, 2026, Drew Houston, our Co-Chief Executive Officer and chair of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 8,266,666 shares of our Class A common stock and up to 4,605,600 shares of our Class B common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until October 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 12, 2026, Ashraf Alkarmi, our Co-Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 211,617 shares of our Class A common stock, although we expect the total number of such shares sold will ultimately be less than this amount due to withholding for applicable taxes. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2027, or earlier if all transactions under the trading arrangement are completed.

ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC
3.1	Amended and Restated Articles of Incorporation of the Registrant.	8-K	001-38434	3.1	May 26, 2026

10.1*+	Amended Employment Letter between the Registrant and Ashraf Alkarmi.

10.2*+	Change in Control and Severance Agreement between the Registrant and Ashraf Alkarmi.

10.3*+	Offer Letter between the Registrant and Mike Torres.

10.4	Revolving Credit and Guaranty Agreement, dated as of June 1, 2026, by and among the Company, the guarantors party thereto, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent.	8-K	001-38434	10.1	June 1, 2026

10.5	Amendment No. 2 to Credit and Guaranty Agreement, dated as of June 1, 2026, by and among the Company, the guarantors party thereto, the lenders party thereto and the administrative agent and collateral agent.	8-K	001-38434	10.2	June 1, 2026

31.1	Certification of Co-Principal Executive Officer, Andrew W. Houston, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer, Ashraf Alkarmi, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer, Ross Tennenbaum, pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certifications of Co-Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	August 7, 2026	By:	/s/ Andrew W. Houston
Andrew W. Houston
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Ashraf Alkarmi
Ashraf Alkarmi
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	August 7, 2026	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer
(Principal Financial Officer)