Form 10-Q
period 2026-09-30
DROPBOX, INC.
filed 2026-11-06
CIK 1467623

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or
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

As of November 2, 2026, there were 149,273,511 shares of the registrant's Class A common stock outstanding (which includes 8,266,666 shares of Class A common stock subject to restricted stock awards that were granted pursuant to the Co-Founder Grant, and vest upon the satisfaction of a service condition and achievement of certain stock price goals), 74,283,472 shares of the registrant’s Class B common stock outstanding, and no shares of the registrant’s Class C common stock outstanding.

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

•Our expectations regarding the impact of any reduction in force;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DROPBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)
(Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,104.8	$891.3
Short-term investments	37.4	146.9
Trade and other receivables, net	75.9	79.1
Prepaid expenses and other current assets	68.9	73.2
Total current assets	1,287.0	1,190.5
Property and equipment, net	341.1	378.4
Operating lease right-of-use asset	250.9	270.7
Intangible assets, net	22.7	33.7
Goodwill	456.4	454.9
Deferred tax assets	405.7	415.7
Other assets	70.6	101.0
Total assets	$2,834.4	$2,844.9
Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$34.9	$24.3
Accrued and other current liabilities	124.7	121.7
Accrued compensation and benefits	94.5	111.8
Operating lease liability	57.9	51.3
Finance lease obligation	127.6	144.3
Convertible senior notes, net, current	—	695.4
Term loan, net, current	27.1	15.0
Deferred revenue	738.4	729.7
Total current liabilities	1,205.1	1,893.5
Operating lease liability, non-current	319.0	355.9
Finance lease obligation, non-current	152.9	201.5
Convertible senior notes, net, non-current	691.1	689.9
Term loan, net, non-current	2,580.2	1,433.7
Other non-current liabilities	73.4	67.6
Total liabilities	5,021.7	4,642.1
Commitments and contingencies (Note 9)
Stockholders' deficit:
Additional paid-in-capital	1,833.5	2,012.2
Accumulated deficit	(4,026.9)	(3,815.1)
Accumulated other comprehensive income	6.1	5.7
Total stockholders' deficit	(2,187.3)	(1,797.2)
Total liabilities and stockholders' deficit	$2,834.4	$2,844.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$637.3	$634.4	$1,898.3	$1,884.8
Cost of revenue(1)(2)	123.6	128.3	376.7	368.7
Gross profit	513.7	506.1	1,521.6	1,516.1
Operating expenses:
Research and development(1)(2)	185.4	182.3	557.7	545.1
Sales and marketing(1)(2)	86.6	91.5	263.3	271.3
General and administrative(1)(2)	66.5	57.6	187.8	170.2
Net loss on real estate assets	—	—	—	2.6
Total operating expenses	338.5	331.4	1,008.8	989.2
Income from operations	175.2	174.7	512.8	526.9
Interest expense, net	(51.2)	(20.3)	(137.9)	(53.5)
Other income, net	5.6	2.8	13.8	1.1
Income before income taxes	129.6	157.2	388.7	474.5
Provision for income taxes	(13.5)	(33.4)	(62.3)	(74.8)
Net income	$116.1	$123.8	$326.4	$399.7
Net income per share-basic and diluted:
Basic net income per share	$0.53	$0.47	$1.44	$1.46
Diluted net income per share	$0.52	$0.47	$1.42	$1.43
Weighted-average shares used in computing net income per share attributable to common stockholders, basic	218.2	261.1	226.0	274.4
Weighted-average shares used in computing net income per share attributable to common stockholders, diluted	225.1	265.1	229.5	279.1

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$4.5	$5.1	$13.2	$15.6
Research and development	49.6	55.9	151.7	156.4
Sales and marketing	6.3	5.1	16.8	15.8
General and administrative	16.6	12.5	43.7	35.6
Total stock-based compensation	$77.0	$78.6	$225.4	$223.4

(2) Includes expenses related to the Company's various reductions in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2026 and September 30, 2025.

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$116.1	$123.8	$326.4	$399.7
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(0.7)	(0.5)	(0.2)	7.0
Change in net unrealized gains and losses on short-term investments	—	1.5	0.6	5.2
Total other comprehensive (loss) income	$(0.7)	$1.0	$0.4	$12.2
Comprehensive income	$115.4	$124.8	$326.8	$411.9

See accompanying Notes to Condensed Consolidated Financial Statements.

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(In millions)
(Unaudited)

	Three Months Ended September 30, 2026						Three Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	219.7	$—	$1,823.8	$(4,018.9)	$6.8	$(2,188.3)	267.4	$—	$2,181.0	$(3,487.6)	$1.1	$(1,305.5)
Release of restricted stock units and awards	3.0	—	—	—	—	—	3.2	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(1.2)	—	(13.5)	(26.9)	—	(40.4)	(1.3)	—	(13.7)	(22.1)	—	(35.8)
Repurchases of common stock	(4.7)	—	(53.8)	(97.2)	—	(151.0)	(13.8)	—	(145.6)	(247.7)	—	(393.3)
Stock-based compensation	—	—	77.0	—	—	77.0	—	—	78.6	—	—	78.6
Other comprehensive income	—	—	—	—	(0.7)	(0.7)	—	—	—	—	1.0	1.0
Net income	—	—	—	116.1	—	116.1	—	—	—	123.8	—	123.8
Balances at end of period	216.8	$—	$1,833.5	$(4,026.9)	$6.1	$(2,187.3)	255.5	$—	$2,100.3	$(3,633.6)	$2.1	$(1,531.2)

	Nine Months Ended September 30, 2026						Nine Months Ended September 30, 2025
	Class A and Class B Common Stock		Additional paid in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' deficit	Class A and Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares	Amount					Shares	Amount
Balances at beginning of period	242.9	$—	$2,012.2	$(3,815.1)	$5.7	$(1,797.2)	295.9	$—	$2,404.2	$(3,146.5)	$(10.1)	$(752.4)
Release of restricted stock units and awards	9.1	—	—	—	—	—	9.4	—	—	—	—	—
Shares withheld related to net share settlement of restricted stock units and awards	(3.6)	—	(42.0)	(61.3)	—	(103.3)	(3.8)	—	(40.3)	(73.6)	—	(113.9)
Repurchases of common stock	(31.6)	—	(362.1)	(476.9)	—	(839.0)	(46.0)	—	(487.1)	(813.2)	—	(1,300.3)
Exercise of stock options and awards	—	—	—	—	—	—	—	—	0.1	—	—	0.1
Stock-based compensation	—	—	225.4	—	—	225.4	—	—	223.4	—	—	223.4
Other comprehensive income	—	—	—	—	0.4	0.4	—	—	—	—	12.2	12.2
Net income	—	—	—	326.4	—	326.4	—	—	—	399.7	—	399.7
Balances at end of period	216.8	$—	$1,833.5	$(4,026.9)	$6.1	$(2,187.3)	255.5	$—	$2,100.3	$(3,633.6)	$2.1	$(1,531.2)

See accompanying Notes to Condensed Consolidated Financial Statement

DROPBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities
Net income	$326.4	$399.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110.8	116.7
Stock-based compensation	225.4	223.4
Net loss on real estate assets	—	2.6
Amortization of debt issuance costs	14.3	7.1
Net gain on equity investments	(0.5)	(0.7)
Amortization of deferred commissions	15.9	20.2
Non-cash operating lease expense	30.8	28.9
Deferred taxes	10.0	33.4
Other	(4.1)	(5.3)
Changes in operating assets and liabilities:
Trade and other receivables, net	2.6	(1.9)
Prepaid expenses and other current assets	(10.7)	(28.0)
Other assets	3.0	5.1
Accounts payable	9.8	(2.3)
Accrued and other current liabilities	12.6	(13.8)
Accrued compensation and benefits	(17.0)	(20.7)
Deferred revenue	8.3	13.3
Other non-current liabilities	5.9	5.0
Operating lease liabilities	(41.3)	(30.3)
Cash paid for lease termination	—	(36.0)
Net cash provided by operating activities	702.2	716.4
Cash flow from investing activities
Capital expenditures	(11.9)	(10.5)
Purchase of intangible assets	(3.3)	(0.4)
Business combinations, net of cash acquired	—	(13.1)
Proceeds from sales of short-term investments	0.2	—
Proceeds from maturities of short-term investments	109.5	76.1
Cash receipts from equipment rebates	2.9	14.2
Other	7.0	(0.3)
Net cash provided by investing activities	104.4	66.0
Cash flow from financing activities
Proceeds from term loan facility	1,200.0	150.0
Payments of debt issuance costs and loan commitment fees	(13.3)	(17.4)
Principal payments against term loan facility	(20.3)	(7.9)
Repayment of convertible senior notes	(695.8)	—
Payments for taxes related to net share settlement of restricted stock units and awards	(103.3)	(113.9)
Proceeds from issuance of common stock, net of taxes withheld	—	0.1
Principal payments on finance lease obligations	(114.2)	(101.9)
Common stock repurchases	(847.3)	(1,298.9)
Payment of acquisition-related indemnification holdback	(3.6)	—
Net cash used in financing activities	(597.8)	(1,389.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2.2)	11.2
Change in cash, cash equivalents, and restricted cash	206.6	(596.3)
Cash, cash equivalents, and restricted cash - beginning of period	905.9	1,360.5
Cash, cash equivalents, and restricted cash - end of period	$1,112.5	$764.2

Reconciliation of cash, cash equivalents, and restricted cash to amounts on condensed consolidated balance sheets - end of period
Cash and cash equivalents	1,104.8	730.7
Restricted cash, current, included in prepaid expenses and other current assets	0.2	2.8
Restricted cash, non-current, included in other assets	7.5	30.7
Total cash, cash equivalents, and restricted cash	$1,112.5	$764.2
Supplemental cash flow data:
Property and equipment acquired under finance leases	$50.3	$112.9

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

Gains and losses realized from foreign currency transactions (those transactions denominated in currencies other than the foreign subsidiaries’ functional currency) are included in other income, net. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Foreign currency transaction gains or losses were immaterial during the three and nine months ended September 30, 2026 and 2025, respectively.

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

The Company recognized $348.0 million and $686.1 million of revenue during the three and nine months ended September 30, 2026 and $353.2 million and $683.8 million during three and nine months ended September 30, 2025, respectively, that was included in the deferred revenue balances at the beginning of their respective periods.

As of September 30, 2026, future estimated revenue related to performance obligations that were unsatisfied or partially unsatisfied was $807.5 million. The substantial majority of the unsatisfied performance obligations will be satisfied over the next twelve months.

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

Restricted cash relates to cash collateral used to secure outstanding letters of credit primarily for the Company’s office lease agreements. The Company had restricted cash of $7.7 million and $14.6 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Company's short-term investments are recorded at fair value each reporting period. Unrealized gains and losses on these short-term investments are reported as a separate component of accumulated other comprehensive income in the condensed consolidated balance sheets until realized. Unrealized gains and losses for any short-term investments that management intends to sell or it is more likely than not that management will be required to sell prior to their anticipated recovery are recorded in other income, net. The Company segments its portfolio based on the underlying risk profiles of the securities and has a zero-loss expectation for U.S. treasury and U.S. government agency securities. The Company regularly reviews the securities in an unrealized loss position and evaluates the current expected credit loss by considering factors such as credit ratings, issuer-specific factors, current economic conditions, and reasonable and supportable forecasts. The Company did not record any material credit losses during the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, no allowance for credit losses in short-term investments was recorded.

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

Trade accounts receivable are typically unsecured and are derived from revenue earned from customers located around the world. One distribution partner accounted for 53% and 47% of total trade and other receivables, net as of September 30, 2026 and December 31, 2025, respectively. No customer accounted for more than 10% of the Company’s revenue in the periods presented.

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

Deferred commissions, net
Deferred commissions, net is stated as gross deferred commissions less accumulated amortization. Deferred commissions are considered to be incremental and recoverable costs of obtaining a contract with a customer such as sales commissions earned by the Company’s sales force including related payroll taxes and revenue share earned by strategic partners. These amounts have been capitalized as deferred commissions within prepaid and other current assets and other assets on the condensed consolidated balance sheets. The Company deferred incremental costs of obtaining a contract of $3.6 million and $10.9 million during the three and nine months ended September 30, 2026 and $4.9 million and $13.5 million during the three and nine months ended September 30, 2025, respectively.

Deferred commissions, net included in prepaid and other current assets were $15.4 million and $17.1 million as of September 30, 2026 and December 31, 2025, respectively. Deferred commissions, net included in other assets were $15.1 million and $18.4 million as of September 30, 2026 and December 31, 2025, respectively.

Commissions related to new contracts are typically deferred and amortized over a period of benefit of five years. The period of benefit was estimated by considering factors such as historical customer attrition rates, the useful life of the Company’s technology, and the impact of competition in its industry. Commissions that are commensurate with renewal contracts are typically amortized over one year. Amortization of deferred commissions was $5.2 million and $15.9 million for the three and nine months ended September 30, 2026 and $6.2 million and $20.2 million during the three and nine months ended September 30, 2025, respectively. Amortization of deferred commissions costs are included in sales and marketing expense in the accompanying condensed consolidated statements of operations. There was no impairment loss in relation to the deferred costs for any period presented.

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

As part of the Company's Virtual First strategy, Dropbox has retained a portion of its office space for in-person collaboration while the remainder will be subleased. The Company did not recognize any impairment charges during the three and nine months ended September 30, 2026 and recognized impairment charges of zero and $2.6 million during the three and nine months ended September 30, 2025. See Note 8 "Leases" for additional information.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 2.Cash, Cash Equivalents and Short-Term Investments

The amortized cost, unrealized gains and losses and estimated fair value of the Company's cash, cash equivalents and short-term investments as of September 30, 2026 and December 31, 2025 consisted of the following:

	As of September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$213.3	$—	$—	$213.3
Cash equivalents
Money market funds	891.5	—	—	891.5
Total cash & cash equivalents	$1,104.8	$—	$—	$1,104.8
Short-term investments
Corporate notes and obligations	18.7	—	—	18.7
U.S. Treasury securities	11.7	—	(0.1)	11.6
Municipal securities	6.8	—	(0.1)	6.7
Asset backed securities	0.4	—	—	0.4
Total short-term investments	37.6	—	(0.2)	37.4
Total	$1,142.4	$—	$(0.2)	$1,142.2

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash	$126.5	$—	$—	$126.5
Cash equivalents
Money market funds	764.8	—	—	764.8
Total cash & cash equivalents	$891.3	$—	$—	$891.3
Short-term investments
Corporate notes and obligations	79.6	0.1	(0.6)	79.1
U.S. Treasury securities	45.4	0.1	(0.2)	45.3
Municipal securities	10.8	—	(0.1)	10.7
Asset backed securities	6.3	—	(0.1)	6.2
U.S. agency obligations	3.8	—	—	3.8
Supranational securities	1.8	—	—	1.8
Total short-term investments	147.7	0.2	(1.0)	146.9
Total	$1,039.0	$0.2	$(1.0)	$1,038.2

Included in cash and cash equivalents is cash in transit from payment processors for credit and debit card transactions of $10.7 million and $8.1 million as of September 30, 2026 and December 31, 2025, respectively.

All short-term investments were designated as available-for-sale securities as of September 30, 2026 and December 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following table presents the contractual maturities of the Company’s short-term investments as of September 30, 2026:

	As of September 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$26.9	$26.8
Due between one to three years	10.3	10.2
Due after three years	0.4	0.4
Total	$37.6	$37.4

The Company had 32 short-term investments in unrealized loss positions as of September 30, 2026. There were no material gains or losses from short-term investments that were reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2026 and 2025.

As of September 30, 2026, the Company’s short-term investments portfolio consisted of four security types, two of which were in an unrealized loss position. The Company’s short-term investments had unrealized losses of approximately $0.2 million as of September 30, 2026. The following tables present the breakdown of the short-term investments that have been in a continuous unrealized loss position aggregated by investment category, as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$9.6	$(0.1)	$—	$—	$9.6	$(0.1)
Municipal securities	6.1	(0.1)	0.5	—	6.6	(0.1)
Total	$15.7	$(0.2)	$0.5	$—	$16.2	$(0.2)

	As of December 31, 2025
	Less than 12 months		More than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate notes and obligations	$1.1	$—	$58.5	$(0.6)	$59.6	$(0.6)
U.S. Treasury securities	5.0	—	28.4	(0.2)	33.4	(0.2)
Municipal securities	—	—	4.5	(0.1)	4.5	(0.1)
Asset backed securities	—	—	4.8	(0.1)	4.8	(0.1)
Total	$6.1	$—	$96.2	$(1.0)	$102.3	$(1.0)

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

The Company recorded interest income from its cash, cash equivalents, and short-term investments of $9.3 million and $26.5 million during the three and nine months ended September 30, 2026, and $7.8 million and $29.1 million during the three and nine months ended September 30, 2025, respectively.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis using the input categories discussed in Note 1:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$891.5	$—	$—	$891.5
Total cash equivalents	$891.5	$—	$—	$891.5
Short-term investments
Corporate notes and obligations	—	18.7	—	18.7
U.S. Treasury securities	—	11.6	—	11.6
Municipal securities	—	6.7	—	6.7
Asset backed securities	—	0.4	—	0.4
Total short-term investments	—	37.4	—	37.4
Total	$891.5	$37.4	$—	$928.9

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$764.8	$—	$—	$764.8
Total cash equivalents	$764.8	$—	$—	$764.8
Short-term investments
Corporate notes and obligations	—	79.1	—	79.1
U.S. Treasury securities	—	45.3	—	45.3
Municipal securities	—	10.7	—	10.7
Asset backed securities	—	6.2	—	6.2
U.S. agency obligations	—	3.8	—	3.8
Supranational securities	—	1.8	—	1.8
Total short-term investments	—	146.9	—	146.9
Total	$764.8	$146.9	$—	$911.7

The Company had no transfers between levels of the fair value hierarchy during the periods presented.

The carrying amounts of certain financial instruments, including cash and restricted cash held at banks, accounts receivable and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value tables above.

The Company had $693.3 million in aggregate principal amount of 0% convertible senior notes due in 2028 (the "2028 Notes"), outstanding as of September 30, 2026. Refer to Note 7 "Debt" for additional information.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The estimated fair value of the 2028 Notes, based on a market approach as of September 30, 2026 was approximately $742.2 million. The 2028 Notes were categorized as Level 2 instruments and the estimated fair value was determined based on the trading activity of the 2028 Notes in an over-the-counter market on the last business day of the period.

The Company had $2,668.1 million of term loans outstanding with a carrying value of $2,607.3 million as of September 30, 2026. Refer to Note 7 "Debt" for additional information. As of September 30, 2026, the fair value of the term loans approximated the carrying value, excluding the impact of unamortized debt issuance costs, as of such date. The term loans are categorized as Level 2 instruments as the estimated fair value was determined based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities.
Note 4.Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Datacenter and other computer equipment	$778.3	$823.5
Furniture and fixtures	6.5	9.4
Leasehold improvements	107.7	104.3
Construction in progress	0.7	0.4
Total property and equipment	893.2	937.6
Accumulated depreciation	(552.1)	(559.2)
Property and equipment, net	$341.1	$378.4

The Company leases certain infrastructure equipment from various third parties, through finance leases. Datacenter and other computer equipment as of September 30, 2026 and December 31, 2025 included a total of $478.0 million and $485.5 million, respectively, of infrastructure equipment acquired under finance lease agreements. These leases are capitalized in property and equipment, and the related depreciation of assets under finance leases is included in depreciation expense. The accumulated depreciation of the infrastructure equipment under finance leases totaled $206.2 million and $183.8 million as of September 30, 2026 and December 31, 2025, respectively.

Depreciation expense related to property and equipment was $32.3 million and $96.5 million for the three and nine months ended September 30, 2026, respectively and $33.1 million and $97.4 million for the three and nine months ended September 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 5.Intangible Assets

Intangible assets consisted of the following:

	As of September 30,	As of December 31,	Weighted- average remaining useful life (In years) As of September 30,
	2026	2025	2026
Developed technology	$97.2	$97.3	2.7
Customer relationships	48.5	48.5	0.8
Patents	17.9	16.6	7.9
Software	8.9	8.9	0.0
Trademarks and trade names	5.8	5.8	0.0
Licenses	0.5	0.5	2.2
Assembled workforce in asset acquisitions	0.8	3.8	2.4
Other	1.1	1.1	0.0
Total intangibles	180.7	182.5
Accumulated amortization	(158.0)	(148.8)
Intangible assets, net	$22.7	$33.7
Amortization expense was $2.9 million and $14.3 million for the three and nine months ended September 30, 2026 and $6.5 million and $19.2 million for the three and nine months ended September 30, 2025, respectively.

Expected future amortization expense for intangible assets as of September 30, 2026 is as follows:

Intangible assets
Remainder of 2026	$2.6
2027	8.6
2028	5.4
2029	3.0
2030	0.9
Thereafter	2.2
Total	$22.7

Note 6.Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and intangible assets acquired. The changes in the carrying amounts of goodwill were as follows:

Balance at December 31, 2025	$454.9
Effect of foreign currency translation	1.5
Balance at September 30, 2026	$456.4

Goodwill amounts are not amortized, but tested for impairment on an annual basis. There was no impairment of goodwill during the periods ended September 30, 2026 and December 31, 2025.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 7.Debt

Revolving credit facility

On June 1, 2026, the Company entered into a revolving credit agreement (the “2026 Revolving Credit Agreement”), by and among the Company, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent (“Agent”), that provides for a $400.0 million revolving credit facility, of which $65.0 million is available for use as letters of credit. Under the terms of the 2026 Revolving Credit Agreement, the Company is required to pay a quarterly commitment fee that accrues at a rate of 0.25% per annum on the unused portion of the revolving commitments. The Company accounts for fees incurred in connection with the 2026 Revolving Credit Agreement as a deferred asset which are amortized over the term of the 2026 Revolving Credit Agreement on a straight-line basis. As of September 30, 2026, the Company has incurred fees of $5.2 million in connection with entering into the 2026 Revolving Credit Agreement. The 2026 Revolving Credit Agreement matures on December 11, 2029, unless earlier terminated. The 2026 Revolving Credit Agreement also contains certain standard affirmative and negative covenants with which the Company was in compliance as of September 30, 2026.

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

The capacity of the 2026 Revolving Credit Agreement is reduced by borrowings under the revolving credit facility and the aggregate value of all outstanding letters of credit under the 2026 Revolving Credit Agreement. The unused capacity of the 2026 Revolving Credit Agreement was $400.0 million as of September 30, 2026.

During the three and nine months ended September 30, 2026, the Company recognized $0.4 million and $0.5 million, respectively, in interest expense related to the 2026 Revolving Credit Agreement, with such interest expense consisting of the amortization of issuance costs and commitment fees.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The initial term loans and the initial delayed draw term loans have the same terms and are treated as a single fungible class of term loans for all purposes under the Amended Term Loan Credit Agreement, except that interest on the initial delayed draw term loans commenced from the applicable date of draw. As of September 30, 2026, $1.0 billion was drawn on the initial delayed draw term loan commitments and no commitment remained available. As of September 30, 2026, $22.2 million of letters of credit were issued and $12.8 million remains available under the letter of credit facility. As of September 30, 2026, no amounts were drawn on the letter of credit facility.

In the first quarter of 2026, the Company drew $700.0 million on the 2025 delayed draw term loan commitments and the proceeds were used primarily to repay the 2026 Notes (as defined below) at maturity, with the remaining proceeds available for general corporate purposes. As of September 30, 2026, no commitment remained available.

Pursuant to the terms of the Amended Term Loan Credit Agreement, the Company was required to pay quarterly commitment fees of 1.00% per annum on the unused portions of both delayed draw term loan commitments. These fees were capitalized as the draws were probable of occurring and were reclassified against the carrying value of the respective debt upon draw. As of September 30, 2026, $12.4 million of deferred issuance costs related to the commitment fees has been fully reclassified and presented as a reduction of the carrying value of the related debt, as the commitments have been fully drawn and no amounts remain available. These fees are amortized over the respective debt terms using the effective interest method from the time of draw.

The initial term loans and initial delayed draw term loans mature on December 11, 2029, with quarterly principal payments of 0.25% of the original principal amount or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and will continue on the last business day of each quarter thereafter. The 2025 delayed draw term loans mature on September 9, 2030, with quarterly repayments of 0.25% of the original principal amount. Quarterly principal payments on the 2025 delayed draw term loans began on March 31, 2026 and will continue on the last business day of each quarter thereafter. Prepayments are permitted at any time, in whole or in part, subject to premiums of 2.00% of the aggregate principal amount prepaid on or within one year of the closing date for the initial Term Loan Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans) and 1.00% of such amount prepaid after one year but on or prior to two years from the closing date for the initial Term Loan Credit Agreement (or the effective date of the First Amendment in the case of the 2025 delayed draw term loans). Any amounts repaid or prepaid may not be reborrowed. Mandatory prepayments on the term loan facility may be required upon the occurrence of certain events as defined in the Amended Term Loan Credit Agreement, which the Company considers remote as of September 30, 2026.

The following is a summary of the term loan facility as of September 30, 2026 and December 31, 2025.

Term Loan
September 30, 2026
Principal balance	$2,668.1
Unamortized issuance costs	(60.8)
Carrying value, net	$2,607.3

December 31, 2025
Principal balance	$1,488.3
Unamortized issuance costs	(39.6)
Carrying value, net	$1,448.7

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

Interest expense associated with the term loan facility was $55.9 million and $148.3 million for the three and nine months ended September 30, 2026, respectively, and $22.5 million and $65.8 million for the three and nine months ended September 30, 2025, respectively, with such interest expense consisting of interest expense on the outstanding principal of the term loan facility and amortization of issuance costs.

The Amended Term Loan Credit Agreement allows for additional term loan facilities or increased commitments, subject to certain conditions and limits. It includes customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. The Company was in compliance with all covenants under the term loan facility as of September 30, 2026.

Maturities on the Company's term loan facility are as follows:

Term Loan
Remainder of 2026	$6.8
2027	27.1
2028	27.1
2029	1,935.1
2030	672.0
Thereafter	—
Total	$2,668.1

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

The 2028 Notes do not bear regular interest. The 2028 Notes may bear special interest as the remedy relating to the Company’s failure to comply with certain of its reporting obligations. The Company has complied with these reporting obligations from the issuance date through September 30, 2026. The 2028 Notes will mature on March 1, 2028, unless earlier converted, redeemed or repurchased.

The initial conversion rate for the 2028 Notes is 28.2889 shares of Class A common stock per $1,000 principal amount of such 2028 Notes, which is equivalent to an initial conversion price of approximately $35.35 per share. The conversion rate for the 2028 Notes will be subject to adjustment upon the occurrence of certain specified events but will not be adjusted for accrued and unpaid special interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the relevant indenture governing the 2028 Notes) or a notice of redemption, the Company will, in certain circumstances, increase the conversion rate of the 2028 Notes by a number of additional shares for a holder that elects to convert all or a portion of its 2028 Notes in connection with such make-whole fundamental change or who elects to convert such 2028 Notes that are subject to such notice of redemption. The conversion rate for the 2028 Notes shall not exceed 43.1406 shares per $1,000 principal amount of such Notes, subject to certain customary anti-dilution adjustments (as defined in the indenture governing the 2028 Notes). There have been no changes to the initial conversion price of the 2028 Notes since issuance as of September 30, 2026.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Upon conversion, the principal portion of the 2028 Notes being converted will be settled in cash, and any amount in excess of the principal portion of the 2028 Notes will be settled in cash or shares of the Company’s Class A common stock or any combination thereof at the Company’s option. The if-converted value of the 2028 Notes was below the principal value of the 2028 Notes as of September 30, 2026. As of September 30, 2026, the conditions allowing holders of the 2028 Notes to convert during the following fiscal quarter were not met.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The following is a summary of the Notes outstanding as of September 30, 2026 and December 31, 2025.

	2026 Notes	2028 Notes	Total
September 30, 2026
Principal balance	$—	$693.3	$693.3
Unamortized issuance costs	—	(2.2)	(2.2)
Carrying value, net	$—	$691.1	$691.1

December 31, 2025
Principal balance	$695.8	$693.3	$1,389.1
Unamortized issuance costs	(0.4)	(3.4)	(3.8)
Carrying value, net	$695.4	$689.9	$1,385.3

During the three months ended September 30, 2026 and 2025, the Company recognized $0.4 million in interest expense for the 2028 Notes, with such interest expense consisting solely of amortization of issuance costs. During the three months ended September 30, 2025, the Company recognized $0.6 million in interest expense for the 2026 Notes. No interest expense related to the 2026 Notes was recognized during the three months ended September 30, 2026 because the 2026 Notes matured on March 1, 2026. During the nine months ended September 30, 2026 and 2025, the Company recognized $0.4 million and $1.7 million in interest expense for the 2026 Notes, respectively, and $1.2 million and $1.1 million in interest expense for the 2028 Notes, respectively, with such interest expense consisting solely of amortization of issuance costs. The effective interest rate for the 2028 Notes was 0.22% as of September 30, 2026.

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

The Company used a total of $695.8 million in cash to repay the aggregate principal amount of the 2026 Notes at their maturity. Additionally, there were no 2026 Note Hedges exercised, and no shares were received as of September 30, 2026. The 2026 Note Hedges expired upon maturity of the 2026 Notes.

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

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
The 2028 Note Hedges are expected generally to offset the potential dilution to the Class A common stock upon conversion of the 2028 Notes and/or reduce any cash payments the Company is required to make in excess of the principal amount of such converted 2028 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the 2028 Note Hedges, is greater than the applicable strike price of those convertible note hedge transactions. As of September 30, 2026, the Company’s stock price was below the exercise price of the 2028 Note Hedges.

In addition, the Company sold warrants to certain counterparties whereby the holders of the warrants had the option to purchase a total of approximately 18.1 million shares of Class A common stock underlying such warrants expiring in 2026 (the “2026 Warrants”) and 20.1 million shares of Class A common stock underlying such warrants expiring in 2028 (the “2028 Warrants”, together with the 2026 Warrants, the “Warrants”), respectively, at an initial strike price of $46.36 and $46.36 per share, respectively. The Company received aggregate cash proceeds of $202.9 million from the sale of these Warrants. The 2026 Warrants expired unexercised on August 10, 2026, and no shares were issued or cash paid in connection with their expiration.

If the market price per share of the Company’s Class A common stock, as measured under the terms of the 2028 Warrants, exceeds the strike price of the 2028 Warrants, the 2028 Warrants could have a dilutive effect, unless the Company elects, subject to certain conditions, to settle the 2028 Warrants in cash. The 2028 Warrants are only exercisable on the applicable expiration dates in accordance with their terms. Subject to the other terms of the 2028 Warrants, the 2028 Warrants will first become exercisable on June 1, 2028 and have a final expiration date of August 10, 2028. As of September 30, 2026, the Company’s Class A common stock price was below the exercise price of the 2028 Warrants.

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

The Company also has subleases for a vast majority of its corporate offices. The Company classifies its subleases as operating leases. The subleases have remaining lease terms of under 1 year to 7 years, some of which include tenant options to extend the sublease for up to approximately 4 years. Sublease income, which is recorded as a reduction of rental expense was $5.6 million and $14.0 million during the three and nine months ended September 30, 2026, respectively and $2.8 million and $8.4 million during the three and nine months ended September 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Future minimum lease payments under non-cancellable leases as of September 30, 2026 were as follows:

	Operating leases(1)	Finance leases
Remainder of 2026	$18.0	$39.1
2027	76.7	128.3
2028	76.0	86.1
2029	75.1	38.4
2030	68.2	7.1
2031	48.4	—
Thereafter	79.3	—
Total future minimum lease payments	$441.7	$299.0
Less imputed interest	(62.3)	(18.5)
Less tenant improvement receivables	(2.5)	—
Total liability	$376.9	$280.5

(1) Consists of future non-cancelable minimum rental payments under operating leases for the Company’s corporate offices and datacenters where the Company has possession, excluding rent payments for short-term lease obligations, payments from the Company’s subtenants and variable operating expenses.

Future non-cancelable rent payments from the Company's subtenants as of September 30, 2026 were as follows:

Operating leases
Remainder of 2026	$7.9
2027	31.9
2028	33.3
2029	24.0
2030	12.6
2031	9.2
Thereafter	11.3
Total future sublease rent payments, net	$130.2

In 2017, the Company signed a 15 year lease agreement for office space in San Francisco, California, to serve as its corporate headquarters which commenced in 2018. The Company's obligations under the lease are supported by a $17.5 million letter of credit. As of September 30, 2026, the Company's remaining minimum obligation under the lease for its headquarters was $126.7 million.

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

The Company did not record any impairment charges during the three and nine months ended September 30, 2026, and recorded total impairment charges of zero and $2.6 million during the three and nine months ended September 30, 2025, respectively.

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

Note 10. Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of
	September 30, 2026	December 31, 2025
Non-income taxes payable	$48.4	$58.9
Accrued legal and other external fees	26.5	20.1
Acquisition indemnification holdbacks	2.5	6.1
Income taxes payable	21.0	4.9
Other accrued and current liabilities	26.3	31.7
Total accrued and other current liabilities	$124.7	$121.7

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

As of September 30, 2026, the Company had authorized 2,400.0 million shares of Class A common stock, 475.0 million shares of Class B common stock, and 800.0 million shares of Class C common stock, each at par value of $0.00001. Holders of Class B common stock voluntarily converted 0.5 million and 1.1 million shares into an equivalent number of shares of Class A common stock during the three and nine months ended September 30, 2026, respectively. Holders of Class B common stock

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
voluntarily converted 0.5 million and 1.4 million shares during the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, 142.2 million shares of Class A common stock, 74.6 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. As of December 31, 2025, 167.2 million shares of Class A common stock, 75.7 million shares of Class B common stock, and no shares of Class C common stock were issued and outstanding. Class A shares issued and outstanding as of September 30, 2026 and December 31, 2025 exclude unvested restricted stock awards granted to certain executives, including 8.3 million unvested restricted stock awards granted to one of the Company's co-founders. See "Co-Founder Grant" section below for additional information.

Preferred stock

The Company's Board of Directors has the authority, without further action by the Company's stockholders, to issue up to 240.0 million shares of undesignated preferred stock with rights and preferences, including voting rights, designated from time-to-time by the Board of Directors.

Stock repurchase program

The Board of Directors has authorized a share repurchase program for the repurchase of shares of the Company's Class A common stock. As of September 30, 2026, $1.2 billion remained available for repurchases, including an increase of $900.0 million authorized by the Board of Directors in June 2026. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate the Company to repurchase any specific number of shares and may be discontinued at any time.
During the three and nine months ended September 30, 2026, the Company repurchased and subsequently retired 4.7 million and 31.6 million shares of its Class A common stock, for aggregate amounts of $151.0 million and $839.0 million, respectively. During the three and nine months ended September 30, 2025, the Company repurchased and subsequently retired 13.8 million and 46.0 million shares of its Class A common stock, for aggregate amounts of $393.3 million and $1,300.3 million, respectively. Included in the cost of treasury stock acquired pursuant to common share repurchases is the 1% excise tax imposed as part of the Inflation Reduction Act, in addition to repurchase execution costs incurred in connection with the Company’s share repurchase program.

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
As of September 30, 2026, there were 26.2 million stock-based awards issued and outstanding and 136.4 million shares available for issuance under the Dropbox Equity Incentive Plans, Dropbox Sign's 2011 Equity Incentive Plan, DocSend's 2013 Stock Plan and DocSend's 2015 Stock Option and Grant Plan (collectively, the "Plans").

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
There was no stock option activity for the nine months ended September 30, 2026. Restricted stock activity for the Plans was as follows for the nine months ended September 30, 2026:

		Restricted stock outstanding
	Number of shares available for issuance under the Plans	Number of shares outstanding under the Plans	Weighted- average grant date fair value per share
Balance at December 31, 2025	131.0	24.9	$26.24
Additional shares authorized	12.2	—	—
Restricted stock units and awards released	—	(9.1)	25.04
Restricted stock units and awards canceled	6.2	(6.2)	26.09
Shares withheld related to net share settlement of restricted stock units and awards	3.6	—	—
Restricted stock units and awards granted	(16.6)	16.6	25.20
Balance as of September 30, 2026	136.4	26.2	$26.03
Vested at September 30, 2026		—	$—
Unvested at September 30, 2026		26.2	$26.03

As of September 30, 2026, unamortized stock-based compensation related to RSAs and RSUs was $667.5 million. The weighted-average period over which such compensation expense will be recognized if the requisite service is provided is approximately 2.8 years as of September 30, 2026.

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

The numerators and denominators of the basic and diluted EPS computations for the Company's common stock are calculated as follows (in millions, except for per share amounts):

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$76.1	$40.0	$87.6	$36.2
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	143.1	75.1	184.8	76.3
Net income per common share, basic	$0.53	$0.53	$0.47	$0.47
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$76.1	$40.0	$87.6	$36.2
Reallocation of net income as a result of conversion of Class B to Class A common stock	40.0	—	36.2	—
Reallocation of net income to Class B common stock	—	(1.3)	—	(0.6)
Net income attributable to common stockholders for diluted EPS	$116.1	$38.7	$123.8	$35.6
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	143.1	75.1	184.8	76.3
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	6.9	—	4.0	—
Conversion of Class B to Class A common stock	75.1	—	76.3	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	225.1	75.1	265.1	76.3
Net income per common share, diluted	$0.52	$0.52	$0.47	$0.47

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)

	Nine Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Net income attributable to common stockholders	$217.6	$108.8	$287.9	$111.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	150.7	75.3	197.7	76.7
Net income per common share, basic	$1.44	$1.44	$1.46	$1.46
Diluted net income per share:
Numerator
Net income attributable to common stockholders	$217.6	$108.8	$287.9	$111.8
Reallocation of net income as a result of conversion of Class B to Class A common stock	108.8	—	111.8	—
Reallocation of net income to Class B common stock	—	(1.7)	—	(2.0)
Net income attributable to common stockholders for diluted EPS	$326.4	$107.1	$399.7	$109.8
Denominator
Weighted-average number of common shares outstanding used in computing basic net income per share	150.7	75.3	197.7	76.7
Weighted-average effect of dilutive restricted stock units and awards and employee stock options	3.5	—	4.7	—
Conversion of Class B to Class A common stock	75.3	—	76.7	—
Weighted-average number of common shares outstanding used in computing diluted net income per share	229.5	75.3	279.1	76.7
Net income per common share, diluted	$1.42	$1.42	$1.43	$1.43

The weighted-average impact of potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock units and awards	0.5	1.1	4.8	2.1
Co-Founder Grant	8.3	8.3	8.3	8.3
Convertible Senior Notes	19.6	37.8	23.4	37.8
Warrants	27.5	37.8	34.3	37.8
Total	55.9	85.0	70.8	86.0

Note 13. Income Taxes

The Company computed the year-to-date income tax provision by applying the estimated annual effective tax rate to the year-to-date pre-tax income and adjusting for discrete tax items in the period. The Company's provision for income taxes was $13.5 million and $62.3 million for the three and nine months ended September 30, 2026, respectively, and $33.4 million and $74.8 million for the three and nine months ended September 30, 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
For the three and nine months ended September 30, 2026 and 2025, the difference between the U.S. statutory rate and the Company's effective tax rate was primarily due to the jurisdictional mix of earnings, tax credits, state income taxes, stock-based compensation, and changes to our unrecognized tax benefits.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. As of September 30, 2026, the Company maintains valuation allowances against its deferred tax assets in certain states and foreign jurisdictions.

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

Unrecognized tax benefits increased by $19.2 million during the nine months ended September 30, 2026. The increase was driven by a gross increase in unrecognized tax benefits related to tax positions taken in the period, of which $16.4 million, if recognized, would affect the Company's effective tax rate.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of OBBBA are reflected in the results for the three and nine months ended September 30, 2026 and 2025.

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
Geographic Areas
Long-lived assets and revenue by geographic region are as follows:
Long-lived assets
The following table sets forth long-lived assets by geographic area based on the physical location of the operations recording the asset:

	As of
	September 30, 2026	December 31, 2025
United States	$321.3	$357.2
International (1)	19.8	21.2
Total property and equipment, net	$341.1	$378.4

(1) No single country other than the United States had a property and equipment balance greater than 10% of total property and equipment, net, as of September 30, 2026 and December 31, 2025.

Revenue
Revenue by geography is generally based on the address of the customer as defined in the Company’s agreement. The following table sets forth revenue by geographic area for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$357.6	$355.6	$1,062.1	$1,066.1
International (1)	279.7	278.8	836.2	818.7
Total revenue	$637.3	$634.4	$1,898.3	$1,884.8

(1) No single country outside of the United States accounted for more than 10% of total revenue during the three and nine months ended September 30, 2026 and 2025, respectively.

DROPBOX, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in millions except per share data, or as otherwise noted)
Note 15. Subsequent Events
Acquisition
On November 3, 2026, the Company entered into a definitive agreement to acquire Tigris Data Inc. (“Tigris”), a globally distributed object storage platform built for AI workloads, for cash consideration of approximately $350.0 million, subject to customary purchase price adjustments. The Company expects this acquisition to enhance its platform services and advance its acceleration into commercial infrastructure. The acquisition is expected to close during the fourth quarter of 2026, subject to the satisfaction or waiver of certain customary closing conditions.
Reduction in Force
On October 28, 2026, the Company announced a reduction of its global workforce by approximately 9% to align the Company’s investments and team structure with its top product and growth priorities and support its long-term strategy. The Company estimates that it will make total cash expenditures of approximately $27 million to $33 million, primarily consisting of severance payments, employee benefits, and related costs. Severance payments include the pro rata portion of the fiscal year 2026 annual employee bonus through October 28 2026, for which the Company has accrued compensation expense through September 30, 2026 . The Company expects to recognize approximately $20 million to $25 million of incremental expense in connection with the reduction in workforce. The Company expects substantially all of the incremental expense to be recognized, and a majority of the cash expenditure to be paid in the fourth quarter of 2026, with the remainder expected to be recognized and paid in 2027. The estimated cash expenditures and incremental expenses are based on certain assumptions, including local law requirements in various jurisdictions, and actual amounts may differ materially from such estimates.

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

By solving these universal problems, we’ve become invaluable to our users. The popularity of our platform allows us to scale efficiently. We’ve built a thriving global business with 18.20 million paying users.

Our Subscription Plans
We generate revenue from individuals, families, teams, and organizations by selling subscriptions to our platform, which serve the varying needs of our diverse customer base. Our subscriptions include individual licenses through our Plus, Simple, Professional or Essentials plans, or multiple licenses through our Family plan or our Standard, Advanced, Business, Business Plus and Enterprise team plans. We also offer Dash, our AI-powered universal search tool, which we offer to teams at an additional cost. Each team or family represents a separately billed deployment that is managed through a single administrative dashboard. Teams can range from a single user to tens of thousands of users. Families can have up to six users. Customers can choose between an annual or monthly plan, with a small number of large organizations on multi-year plans. A majority of our customers opt for our annual plans, which are offered at a discount compared to our monthly plans, although we have seen and may continue to see an increase in customers opting for our monthly plans. We typically bill our customers at the beginning of their respective terms and recognize revenue ratably over the term of the subscription period. International customers can pay in U.S. dollars or a select number of foreign currencies.

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

At the beginning of 2025, we made the strategic decision to significantly reduce investments in FormSwift, our cloud-based service for business forms and agreements, and as of the end of the third quarter of 2026, we completed the wind down of operations, which negatively impacted our annual recurring revenue ("ARR"), revenue and paying users. Prior to the wind down, we offered monthly subscriptions to FormSwift and we typically billed FormSwift customers at the beginning of their respective terms and recognized revenue ratably over the subscription period.

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

During the three and nine months ended September 30, 2026, we outperformed expectations, primarily driven by self-serve Teams growth from simplified pricing and packaging and continued strength in our Individuals plans, reflecting the durability of our core business and robust free cash flow generation. As we advance our recently announced DBX Agent Cloud infrastructure offering, we remain disciplined in scaling investment in step with results, while continuing to expand operating margin.

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

Reductions in Force

During the second and third quarters of 2026, we executed various immaterial reductions in workforce in order to streamline and unify the Company's organizations (the "second and third quarter 2026 reductions in workforce"). The related expenses such as severance, benefits and other related items are included in the financial results for the three and nine months ended September 30, 2026.

On October 28, 2026, we announced an additional reduction of our global workforce by approximately 9% to align our investments and team structure with our top product and growth priorities and support our long-term strategy (together with the second and third quarter 2026 reductions in workforce, the "2026 reductions in workforce"). Refer to Note 15. "Subsequent Events" for additional information.

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

Our ARR fluctuates and may decrease in some periods as compared to prior periods. In the near term, ARR has experienced and may continue to experience a slight decline, primarily reflecting our strategic decision to significantly reduce investments in FormSwift at the beginning of 2025 as well as the winding down of operations which was completed as of the end of the third quarter of 2026.

Total ARR increased for the period ended September 30, 2026, compared to the periods ended December 31, 2025 and September 30, 2025, primarily driven by a favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar and growth in Teams plans, offset by the impact of the FormSwift wind down.

The below tables set forth our Total ARR using the exchange rates set at the beginning of the applicable year, as well as on a constant currency basis relative to the exchange rates used in 2026.

	As of
	September 30, 2026	December 31, 2025	September 30, 2025
	(In millions)
Total ARR	$2,555	$2,526	$2,536

	As of
Constant Currency	September 30, 2026	December 31, 2025	September 30, 2025
	(In millions)
Total ARR	$2,555	$2,562	$2,572

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

For DocSend and Reclaim, we define paying users as the number of users who have active paid licenses for access to our platform as of the end of the period.

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

The number of paying users as of September 30, 2026 increased as compared to December 31, 2025 and September 30, 2025, largely due to growth in our Simple plan and slight growth in Teams plans, offset by the completion of the wind down of FormSwift as of the end of the third quarter of 2026. We expect that the total number of paying users will continue to fluctuate from period to period and may decrease in some periods as compared to prior periods.

The below table sets forth the number of paying users as of September 30, 2026, December 31, 2025, and September 30, 2025.

	As of
	September 30, 2026	December 31, 2025	September 30, 2025
	(In millions)
Paying users	18.20	18.08	18.07

Average revenue per paying user
We define average revenue per paying user, or ARPU, as our subscription revenue for the period presented divided by the average paying users during the same period. For interim periods, we use annualized revenue, which is calculated by dividing the revenue for the particular period by the number of days in that period and multiplying this value by 365 days. Average paying users are calculated based on adding the number of paying users as of the beginning of the period to the number of paying users as of the end of the period, and then dividing by two.

The average revenue per paying user decreased for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, as a result of an increased mix of sales toward lower priced plans, such as Simple. The average revenue per paying user increased for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, as a result of the favorable impact of changes in foreign exchange rates across multiple currencies relative to the U.S. dollar and a shift to monthly subscription plans, offset by an increased mix of sales toward lower priced plans, such as Simple.

The below table sets forth our ARPU for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
ARPU	$138.76	$139.07	$139.85	$138.89

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

Our FCF decreased for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a decrease in cash provided by operating activities, reflecting higher interest payments associated with borrowings under our term loan facility, which is fully drawn.

We expect our FCF to fluctuate in the near term due to ongoing operating efficiency initiatives, partly due to our 2026 reductions in workforce, and variability in interest payments now that our term loan facility is fully drawn, as well as fluctuations in market interest rates. We expect capital expenditures will generally remain consistent in future periods as we continue to invest in our internal infrastructure, network and security, except for a one-time incremental investment related to the build-out of our new San Francisco, California headquarters, which we expect to complete this year. The timing of our operating expenses as described below, may cause FCF to vary from period to period as a percentage of revenue.

The following is a reconciliation of FCF to the most comparable GAAP measure, net cash provided by operating activities:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$702.2	$716.4
Capital expenditures	(11.9)	(10.5)
Free cash flow	$690.3	$705.9

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

Cost of revenue and gross margin
Cost of revenue. Our cost of revenue consists primarily of expenses associated with the storage, delivery, and distribution of our platform for both paying users and free users. These costs, which we refer to as infrastructure costs, include depreciation of our servers located in co-location facilities that we lease and operate, rent and facilities expense for those datacenters, network and bandwidth costs, support and maintenance costs for our infrastructure equipment, and payments to third-party datacenter service providers. Cost of revenue also includes salaries, bonuses, employer payroll taxes and benefits, travel-related expenses, expenses related to our second and third quarter 2026 reductions in workforce such as severance, benefits, and other related items, and stock-based compensation, which we refer to as employee-related costs, for employees whose primary responsibilities relate to supporting our infrastructure and delivering user support. Other non-employee costs included in cost of revenue include credit card fees related to processing customer transactions, and allocated overhead, such as facilities, including rent, utilities, depreciation on leasehold improvements and other equipment shared by all departments, and shared information technology costs. In addition, cost of revenue includes amortization of developed technologies, professional fees related to user support initiatives, property taxes related to datacenter equipment, and copyright levies or similar fees imposed by collection agencies in European and other jurisdictions.

We plan to continue increasing the capacity and enhancing the capability and reliability of our infrastructure to support user growth and increased use of our platform. We expect that cost of revenue will increase in absolute dollars in future periods.

Gross margin. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on the timing of capital expenditures and the related depreciation expense, or other increases in our infrastructure costs, as well as revenue fluctuations. We expect gross margin to remain relatively constant in future periods.

Operating expenses
Research and development. Our research and development expenses consist primarily of employee-related costs for our engineering, product, and design teams, expenses related to our second and third quarter 2026 reductions in workforce such as severance, benefits and other related items, compensation expenses related to key personnel from acquisitions and allocated overhead. These groups are responsible for the design, development, testing, delivery of new technologies and features, and support of our self-serve platform. We continue to focus our product development efforts on adding new features and enhancing the functionality and ease of use of our offerings. Additionally, research and development expenses include internal development-related third-party hosting fees. We have expensed almost all of our research and development costs as they were incurred.

We expect that research and development costs will decrease in absolute dollars and as a percentage of revenue in future periods as a result of our 2026 reductions in workforce and as we continue to drive operating efficiencies across the business, partially offset by ongoing investment in key growth initiatives.

Sales and marketing. Our sales and marketing expenses relate to both self-serve and outbound sales activities, and consist primarily of employee-related costs, expenses related to our second and third quarter 2026 reductions in workforce such as severance, benefits, and other related items, advertising costs, brand marketing costs, lead generation costs, sponsorships and allocated overhead. Sales commissions earned by our outbound sales team and the related payroll taxes, as well as commissions earned by third-party resellers that we consider to be incremental and recoverable costs of obtaining a contract with a customer, are deferred and are typically amortized over an estimated period of benefit of five years. Additionally, sales and marketing expenses include non-employee costs related to app store fees, fees payable to third-party sales representatives and amortization of acquired customer relationships.

We expect that sales and marketing expenses could fluctuate in absolute dollars in future periods as a result of our 2026 reductions in workforce and as we seek to grow our user base and increase our brand awareness while also retaining flexibility to invest in growth.

General and administrative. Our general and administrative expenses consist primarily of employee-related costs for our legal, finance, human resources, and other administrative teams, as well as certain executives. In addition, general and administrative expenses include expenses related to our second and third quarter 2026 reductions in workforce such as severance, benefits, and other related items, allocated overhead, outside legal, accounting and other professional fees, and non income-based taxes.

We expect to incur additional general and administrative expenses to support the growth of the Company. We expect that general and administrative expenses will decrease in absolute dollars and as a percentage of revenue in future periods as a result of our 2026 reductions in workforce.

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
Other income, net
Other income, net consists of other non-operating gains or losses, including those related to gains or losses on sale of assets, foreign currency transaction gains and losses, lease arrangements, including sublease income from corporate offices that exceeds associated lease expense, and gains and losses related to our short-term investments.

Provision for income taxes
Provision for income taxes consists of U.S. federal, state and foreign jurisdiction income taxes. For 2026 and 2025, the difference between the U.S. statutory rate and our effective tax rate is primarily due to the jurisdictional mix of earnings, tax credits, state income taxes, stock-based compensation, and changes to our unrecognized tax benefits.

Results of Operations

The following tables set forth our results of operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenue	$637.3	$634.4	$1,898.3	$1,884.8
Cost of revenue(1)(2)	123.6	128.3	376.7	368.7
Gross profit	513.7	506.1	1,521.6	1,516.1
Operating expenses:
Research and development(1)(2)	185.4	182.3	557.7	545.1
Sales and marketing(1)(2)	86.6	91.5	263.3	271.3
General and administrative(1)(2)	66.5	57.6	187.8	170.2
Net loss on real estate assets	—	—	—	2.6
Total operating expenses	338.5	331.4	1,008.8	989.2
Income from operations	175.2	174.7	512.8	526.9
Interest expense, net	(51.2)	(20.3)	(137.9)	(53.5)
Other income, net	5.6	2.8	13.8	1.1
Income before income taxes	129.6	157.2	388.7	474.5
Provision for income taxes	(13.5)	(33.4)	(62.3)	(74.8)
Net income	$116.1	$123.8	$326.4	$399.7

(1) Includes stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Cost of revenue	$4.5	$5.1	$13.2	$15.6
Research and development	49.6	55.9	151.7	156.4
Sales and marketing	6.3	5.1	16.8	15.8
General and administrative	16.6	12.5	43.7	35.6
Total stock-based compensation	$77.0	$78.6	$225.4	$223.4

(2) Includes expenses related to our various reductions in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2026 and September 30, 2025.

The following table sets forth our results of operations for each of the periods presented as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(As a % of revenue)*
Revenue	100%	100%	100%	100%
Cost of revenue(1)(2)	19	20	20	20
Gross profit	81	80	80	80
Operating expenses:
Research and development(1)(2)	29	29	29	29
Sales and marketing(1)(2)	14	14	14	14
General and administrative(1)(2)	10	9	10	9
Net loss on real estate assets	—	—	—	—
Total operating expenses	53	52	53	52
Income from operations	27	28	27	28
Interest expense, net	(8)	(3)	(7)	(3)
Other income, net	1	—	1	—
Income before income taxes	20	25	20	25
Provision for from income taxes	(2)	(5)	(3)	(4)
Net income	18%	20%	17%	21%

(1) Includes stock-based compensation as a percentage of revenue as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(As a % of revenue)*
Cost of revenue	1%	1%	1%	1%
Research and development	8	9	8	8
Sales and marketing	1	1	1	1
General and administrative	3	2	2	2
Total stock-based compensation	12%	12%	12%	12%

(2) Includes expenses related to our various reductions in workforce such as severance, benefits and other related items during the three and nine months ended September 30, 2026 and September 30, 2025.

*Percentages may not foot due to rounding.

Comparison of the three months ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Revenue	$637.3	$634.4	$2.9	0.5%

Revenue increased $2.9 million or 0.5% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 primarily due to positive impacts from changes in foreign exchange rates across multiple currencies and growth from our Simple plan, offset by our strategic decision to significantly reduce our investment in FormSwift and wind down operations at the end of September 2026.

Cost of revenue, gross profit, and gross margin

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Cost of revenue	$123.6	$128.3	$(4.7)	(3.7)%
Gross profit	513.7	506.1	7.6	1.5%
Gross margin	81%	80%

Cost of revenue decreased $4.7 million or 3.7% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This decrease was primarily driven by a $5.4 million decrease in infrastructure costs, including costs associated with third party hosting fees and support and expensed equipment.

Our gross margin increased during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to a 0.5% increase in revenue during the period and a 3.7% decrease in our cost of revenue as described above.

Research and development

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Research and development	$185.4	$182.3	$3.1	1.7%

Research and development expenses increased $3.1 million or 1.7% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increases of $1.5 million in employee-related costs driven by costs related to our recent workforce reductions, primarily severance, benefits, and other related items, as well as a $1.1 million increase in allocated overhead.

Sales and marketing

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Sales and marketing	$86.6	$91.5	$(4.9)	(5.4)%

Sales and marketing expenses decreased $4.9 million or 5.4% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a decrease of $5.6 million in merchant fees.

General and administrative

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
General and administrative	$66.5	$57.6	$8.9	15.5%

General and administrative expenses increased $8.9 million or 15.5% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase of $8.9 million in employee-related costs driven by an increase in headcount.

Interest expense, net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Interest expense, net	$(51.2)	$(20.3)	$(30.9)	152.2%

Interest expense, net increased by $30.9 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in interest expense related to our term loan facility now that it is fully drawn.

Other income, net

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Other income, net	$5.6	$2.8	$2.8	100.0%

Other income, net increased by $2.8 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a $2.5 million increase in gains on datacenter equipment resales.

Provision for income taxes

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Provision for income taxes	$(13.5)	$(33.4)	$19.9	(59.6)%

Provision for income taxes decreased $19.9 million during the three months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in tax credits, lower income before income taxes and the effects of the One Big Beautiful Bill Act (“Act”) in both reporting periods. These effects include the cumulative impact of the Act recognized in the three months ended September 30, 2025 and a tax benefit recognized in the three months ended September 30, 2026 from a change in estimate related to an election made on our 2025 U.S. federal income tax return as a result of legislative changes from the Act.

Comparison of the nine months ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Revenue	$1,898.3	$1,884.8	$13.5	0.7%

Revenue increased $13.5 million or 0.7% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 primarily due to positive impacts from changes in foreign exchange rates across multiple currencies and growth from our Simple plans, offset by our strategic decision to significantly reduce our investment in FormSwift and wind down operations at the end of September 2026.

Cost of revenue, gross profit, and gross margin

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Cost of revenue	$376.7	$368.7	$8.0	2.2%
Gross profit	1,521.6	1,516.1	5.5	0.4%
Gross margin	80%	80%

Cost of revenue increased $8.0 million or 2.2% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily driven by a $9.0 million increase in infrastructure costs, data center facilities costs, and third party hosting fees.

Our gross margin remained flat during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, as the 0.7% increase in revenue during the period, as described above, was largely offset by a 2.2% increase in cost of revenue.

Research and development

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Research and development	$557.7	$545.1	$12.6	2.3%

Research and development expenses increased $12.6 million or 2.3% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase of $10.1 million in employee-related costs driven by annual performance-based compensation increases and costs related to our recent workforce reductions, primarily severance, benefits, and other related items, partially offset by lower ending headcount compared to the prior period.

Sales and marketing

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Sales and marketing	$263.3	$271.3	$(8.0)	(2.9)%

Sales and marketing expenses decreased $8.0 million or 2.9% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $4.6 million decrease in merchant fees and a $2.4 million decrease in other expenses.

General and administrative

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
General and administrative	$187.8	$170.2	$17.6	10.3%

General and administrative expenses increased $17.6 million or 10.3% during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was primarily driven by a $15.9 million increase in employee-related costs driven by an increase in headcount, and an increase in non-income tax expense of $2.1 million.

Net loss on real estate assets

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Net loss on real estate assets	$—	$2.6	$(2.6)	(100.0)%

Net loss on real estate assets was $2.6 million during the nine months ended September 30, 2025 and there were no similar charges during the nine months ended September 30, 2026.

Interest expense, net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Interest expense, net	$(137.9)	$(53.5)	$(84.4)	157.8%

Interest expense, net increased by $84.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to an increase in interest expense related to our term loan facility now that it is fully drawn.

Other income, net

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Other income, net	$13.8	$1.1	$12.7	1,154.5%

Other income, net increased by $12.7 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a $8.6 million increase in foreign currency transaction gains and a $5.1 million increase in gains on datacenter equipment resales.

Provision for income taxes

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(In millions)
Provision for income taxes	$(62.3)	$(74.8)	$12.5	(16.7)%

Provision for income taxes decreased $12.5 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to lower income before income taxes and the cumulative impact of the One Big Beautiful Bill Act reflected in the nine months ended September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and cash equivalents of $1,104.8 million and short-term investments of $37.4 million, which were held for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, and municipal securities. As of September 30, 2026, $247.0 million of our cash and cash equivalents was held by our foreign subsidiaries. We do not expect to incur material taxes in the event we repatriate any of these amounts. Our cash is held at several large financial institutions and our investments are focused on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our investment policy and subject to market conditions. The investment policy sets forth credit rating minimums, permissible allocations, and limits our exposure to specific investment types. We believe these policies mitigate our exposure to risk concentrations.
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
The initial term loans and initial delayed draw term loans have a maturity date of December 11, 2029 and the 2025 delayed draw term loans have a maturity date of September 9, 2030. Quarterly principal payments for the initial term loans and initial delayed draw term loans began on March 31, 2025 and on the last business day of the quarter after the funding of such loans, respectively, and will continue on the last business day of each quarter thereafter, equal to 0.25% of the original principal amount of such term loans or such greater percentage as may be required to make the initial delayed draw term loans fungible with any then-outstanding initial term loans and initial delayed draw term loans. Quarterly repayments of 0.25% of the original principal amount of the 2025 delayed draw term loans began on March 31, 2026 and on the last business day of the quarter after the funding of such loans and continuing thereafter. As of September 30, 2026, we had $2,668.1 million outstanding on the term loan facility and no commitment remained available. As of September 30, 2026, $22.2 million of letters of credit were issued and $12.8 million remains available to be issued under the letter of credit facility.
Interest on borrowings under the term loan facility accrues at either an alternate base rate plus a margin of 2.75% or a term SOFR rate plus a margin of 3.75% (further described in Note 7 "Debt") at our option.

The term loan facility permits us, subject to satisfaction of certain conditions, including obtaining commitments from new or existing lenders, to add new term loan facilities or increase the term loan commitments under the term loan agreement, in each case, subject to certain limits. Additionally, the Amended Term Loan Credit Agreement contains customary representations and warranties, customary affirmative and negative covenants, and customary events of default. Failure to comply with these covenants may result in a portion of the outstanding term loan debt becoming due immediately. We were in compliance with all covenants under the term loan facility as of September 30, 2026.

In June 2026, we entered into a $400.0 million revolving credit facility (the "2026 Revolving Credit Agreement"), of which $65.0 million is available for use as letters of credit. The 2026 Revolving Credit Agreement matures on December 11, 2029, unless earlier terminated. As of September 30, 2026, we did not have any outstanding borrowings under the 2026 Revolving Credit Agreement. The unused capacity of the 2026 Revolving Credit Agreement was $400.0 million as of September 30, 2026.

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

Our principal uses of cash in recent periods have been funding our operations, repurchases of our Class A common stock, the satisfaction of tax withholding obligations in connection with the settlement of RSUs and RSAs, making principal payments on our finance lease obligations, and capital expenditures. Our Board of Directors has authorized a share repurchase program for the repurchase of shares of our Class A common stock. As of September 30, 2026, $1.2 billion remained available for repurchases, including an increase of $900.0 million authorized by our Board of Directors in June 2026. Share repurchases are made from time-to-time in private transactions or open market purchases as permitted by securities laws and other legal requirements and are subject to a review of the circumstances in place at that time, including prevailing market prices. The program does not obligate us to repurchase any specific number of shares and has no specified time limit; it may be discontinued at any time. During the three and nine months ended September 30, 2026, we repurchased and subsequently retired 4.7 million and 31.6 million shares, respectively, of our Class A common stock for an aggregate amount of $151.0 million and $839.0 million, respectively. This amount includes the 1% excise tax under the Inflation Reduction Act, as well as repurchase execution costs incurred in connection with our share repurchase program. The pace of our share repurchases may fluctuate due to various circumstances, including market conditions, our stock price, and other strategic investments.
Our future capital requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further infrastructure development and research and development efforts, the timing and extent of additional capital expenditures to invest in infrastructure equipment to support our user base, our ability to sublease space at office locations where we have unused spaces, the satisfaction of tax withholding obligations for the release of restricted stock units and awards, investments in sales and marketing, the expansion of international operations, the introduction of new product capabilities and enhancement of our platform, the continuing market acceptance of our platform, and the volume, timing, and amount of our share repurchases. In addition, we recently announced the proposed acquisition of Tigris, and we may in the future enter into arrangements to acquire or invest in complementary businesses, services, and technologies, including intellectual property rights. In light of all these circumstances, we may be required to seek additional equity or debt financing, or we may decide to do so opportunistically. In the event that additional financing is required or desired from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.

Our cash flow activities were as follows for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by operating activities	$702.2	$716.4
Net cash provided by investing activities	104.4	66.0
Net cash used in financing activities	(597.8)	(1,389.9)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	11.2
Net increase (decrease) in cash and cash equivalents	$206.6	$(596.3)

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
For the nine months ended September 30, 2026, net cash provided by operating activities was $702.2 million, which primarily consisted of our net income of $326.4 million, adjusted for stock-based compensation expense of $225.4 million, depreciation and amortization expenses of $110.8 million, and net cash outflow of $26.8 million from operating assets and liabilities. The outflow from operating assets and liabilities was primarily due to the payment of our 2025 corporate bonus.

The decrease of $14.2 million in net cash provided by operating activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a decrease of $97.0 million in net income, as adjusted for stock-based compensation, depreciation and amortization expenses, and other non-cash (gains) losses. This was partially offset by decrease of $82.8 million in cash outflows from changes in operating assets and liabilities, primarily driven by the payments made in the first quarter of 2025 for the third tranche termination fee for the partial termination of our lease for our San Francisco, California corporate headquarters and for payments related to our 2024 reduction in workforce.
Investing activities
Net cash provided by investing activities is primarily impacted by net investment activity, which includes sales, maturities, and purchases of short-term investments, cash paid for acquisitions, purchases of intangible assets, and for purchasing infrastructure equipment in co-location facilities that we directly lease and operate.
For the nine months ended September 30, 2026, net cash provided by investing activities was $104.4 million, which primarily related to $109.7 million in net investment activity inflows, driven by maturities of short-term investments, offset by cash paid for capital expenditures of $11.9 million.
The increase of $38.4 million in net cash provided by investing activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase of $33.6 million in net investment activity inflows.
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
For the nine months ended September 30, 2026, net cash used in financing activities was $597.8 million, which primarily consisted of $695.8 million for the repayment of convertible senior notes at maturity, $847.3 million for the repurchase of our common stock, $103.3 million for the satisfaction of tax withholding obligations for the release of RSUs and RSAs, $114.2 million in principal payments on finance lease obligations, $13.3 million in payments of debt issuance costs and loan commitment fees under the term loan facility and revolving credit facility, and $20.3 million in principal payments against the term loan facility. These outflows were offset by $1,200.0 million in proceeds from the term loan facility.
The decrease of $792.1 million in net cash used in financing activities during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase of $1,050.0 million in proceeds from the term loan facility and a decrease of $451.6 million in repurchases of our common stock. This was offset by an increase of $695.8 million for the repayment of convertible senior notes at maturity, and an increase of $12.3 million in principal payments on finance lease obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk
We had cash and cash equivalents of $1,104.8 million and short-term investments of $37.4 million as of September 30, 2026. We hold our cash and cash equivalents and short-term investments for working capital purposes. Our cash, cash equivalents, and short-term investments consist primarily of cash, money market funds, corporate notes and obligations, U.S. Treasury securities, asset-backed securities, U.S. agency obligations, supranational securities, and municipal securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the control of cash and investments. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of debt securities are subject to market risk due to changes in interest rates.
As of September 30, 2026, a hypothetical increase in interest rates by 100 basis points would have had an immaterial impact on the market value of our investment portfolio. This estimate is based on a sensitivity model that measures market value changes when changes in interest rates occur.
Borrowings under the term loan facility bear interest, at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the federal funds rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a 2.75%, margin, or (b) an overnight term SOFR rate (based on one, three or six month interest periods), plus a 3.75% margin. As of September 30, 2026, we had $2,668.1 million outstanding under the term loan facility.
The borrowings under the 2026 Revolving Credit Agreement will bear interest at our option, at either (a) an alternate base rate, which is defined as a fluctuating rate per annum equal to the greatest of (i) the prime rate then in effect, (ii) the greater of the federal funds effective rate or overnight bank funding rate then in effect, plus 0.50% per annum, and (iii) a term SOFR rate determined on the basis of a one-month interest period plus 1.00% per annum, in each case, plus a margin ranging from 2.00% to 2.50% based on our consolidated secured leverage ratio, or (b) a term SOFR rate (based on one, three or six month interest periods), plus a margin ranging from 3.00% to 3.50% based on our consolidated secured leverage ratio

We do not have any other long-term debt or financial liabilities with floating interest rates that would subject us to interest rate fluctuations. For the three and nine months ended September 30, 2026, a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a $6.8 million and $18.3 million change, respectively, in interest expense related to the term loan facility.
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
As exchange rates may fluctuate significantly between periods, revenue and operating expenses, when converted into U.S. dollars, may also experience significant fluctuations between periods. Volatile market conditions, including those arising from macroeconomic events, such as the volatility and uncertainty in the banking and financial services sector, fluctuating interest rates, tightening of credit markets, as well as geopolitical events have and may in the future result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar has and may in the future negatively affect our revenue expressed in U.S. dollars. Historically, a majority of our revenue and operating expenses have been denominated in U.S. dollars, Euros, and British pounds sterling. Although we are impacted by the exchange rate movements from a number of currencies relative to the U.S. dollar, our results of operations are particularly impacted by fluctuations in the U.S. dollar-Euro and U.S. dollar-British pounds sterling exchange rates. During the nine months ended September 30, 2026, 34% of our sales were denominated in currencies other than U.S. dollars. Our expenses, by contrast, are primarily denominated in U.S. dollars. As a result, any increase in the value of the U.S. dollar against these foreign currencies could cause our revenue to decline relative to our costs, thereby decreasing our margins.

Foreign currency transaction gains or losses were immaterial during the nine months ended September 30, 2026 and 2025. A hypothetical 10% change in foreign currency rates would not have resulted in material gains or losses for the nine months ended September 30, 2026 and 2025.
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

In December 2022, Entangled Media, LLC filed a patent infringement suit asserting two U.S. patents against Dropbox. The case is currently pending in the Northern District of California (San Jose Division). In August 2025, the court granted-in-part Dropbox’s Motion for Summary Judgment, finding that Dropbox does not infringe one of the asserted patents. On August 24, 2026, the court issued a ruling in Dropbox’s favor precluding Entangled Media from pursuing its remaining infringement theory and vacated the trial which was scheduled for September 8, 2026. Entangled Media filed a motion for reconsideration and a hearing was held on November 2, 2026. A decision is pending. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

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
The rate of growth of our business and revenue has declined in recent periods and we have experienced negative growth. If we are unable to execute on our new product initiatives and plans for growth in the future, we may be unable to reverse this trend. Our new product initiatives, including any AI-based initiatives and those related to advancing our recently announced DBX Agent Cloud infrastructure offering, are intended to result in growth, but such initiatives require a period of investment and ultimately may not succeed on the timelines we expect or at all. If our new products or product enhancements do not achieve adequate adoption by our customers or do not result in increased paid users or subsequent renewals, our competitive position will be impaired or our anticipated revenue growth may not be achieved. Any additional revenue our new initiatives generate may be insufficient to offset the amounts we have invested or the declining rates of growth in other areas of our business and may harm our profitability.

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

Many of our users initially access our platform free of charge. We strive to demonstrate the value of our platform to our registered users, thereby encouraging them to convert to paying users through in-product prompts and notifications, and time-limited trials of paid subscription plans. As of September 30, 2026, we served over 700 million registered users but only 18.20 million paying users. The actual number of unique users is lower than we report as one person may register more than once on our platform. As a result, we have fewer unique registered users that we may be able to convert to paying users. A majority of our registered users may never convert to a paid subscription to our platform, and failure to convert users to a paid subscription will restrict our ability to grow our revenue.

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

Emerging and evolving cybersecurity threats pose significant challenges and involve increasingly sophisticated threat actors, including those leveraging AI and machine learning. Malware, ransomware, viruses, social engineering (such as phishing), denial of service, insider misuse, and other network attacks have become more prevalent, particularly against cloud-based services. Rapid advancements in AI technologies have increased, and may continue to increase, the frequency, scale, and sophistication of cyberattacks, including by enabling threat actors to more rapidly identify and exploit vulnerabilities in systems and networks. Threat actors may use AI or autonomous AI agents to enhance and scale attacks, including generating convincing phishing content, deepfakes, and adaptive malware, making detection and mitigation more difficult, and reducing the time available to identify, respond to, and remediate such threats. These developments may increase risks of security breaches and incidents occurring and the impact of those that do occur. In this fast-changing threat environment, we are continuously assessing our security posture, including through the use of penetration testing and red team exercises, to identify gaps, threats, and vulnerabilities and, where we believe appropriate, we actively take additional and ongoing steps that are intended to strengthen our defenses, including cybersecurity capabilities, and to mitigate the risk of a breach or incident. We also evaluate risks associated with our use of AI, including risks related to data integrity, model security, and potential misuse or manipulation. However, AI technologies may introduce new or amplify existing risks, including unintended system behaviors or exploitation by malicious actors. If we fail to respond appropriately to any identified gaps, threats or vulnerabilities, including by providing sufficient investment and prioritizing strategic initiatives, or if we fail to adequately identify the gaps, threats or vulnerabilities, we face greater risk that an unauthorized party will obtain access to, or disrupt, our systems or networks or obtain access to data or content that we or third parties on which we rely store or otherwise process. Notwithstanding our efforts, we may fail to detect the existence of security breaches or incidents, including breaches or compromises of user content, and may be unable to prevent unauthorized access to user content. Malicious third parties might use techniques that we are unable to defend against to compromise and infiltrate our systems, infrastructure, and networks. The techniques used to obtain unauthorized access to, and to disable or degrade service, or sabotage systems change frequently and are often not recognized until launched against a target. They may originate from less regulated or remote areas around the world, or from state-sponsored actors, and the risks could also be elevated in connection with wars or other armed conflicts. If our security measures are breached or compromised or we, our systems, facilities or networks, or those of third parties on which we rely otherwise are subject to a security breach or incident, or our users’ content or other data is otherwise accessed, misused, modified, rendered unavailable, destroyed, or otherwise processed through unauthorized means, or if any such actions are believed to occur, our platform may be perceived as insecure, and we may lose existing users or fail to attract and retain new users. Moreover, public announcements concerning any cybersecurity-related incidents and steps we may take to respond to or remediate any such incidents could be perceived by securities analysts or investors to be negative, and such perception could, among other things, have an adverse effect on the price of our Class A common stock.

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

We depend on the continued service and performance of our key personnel. In particular, our Co-Chief Executive Officers, Andrew W. Houston and Ashraf Alkarmi, as well as other members of our executive leadership team, are important to our vision, strategic direction, culture, and offerings. From time-to-time, there have been changes in our management team resulting from the hiring or departure of our executives, and there may be additional changes in the future. For example, we announced on October 28, 2026 that Ali Dasdan plans to resign as our Chief Technology Officer. While we seek to manage these transitions carefully, such changes may result in a loss of institutional knowledge and may cause disruptions to our business. If we fail to successfully integrate new key personnel into our organization or if key employees are unable to successfully transition into new roles, our business could be adversely affected.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for these employees is intense and we may not be successful in attracting and retaining qualified personnel. We have experienced, and we may continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. As we continue to operate in a Virtual First work model, our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire, integrate, or retain sufficient numbers of qualified individuals. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the internet and high-technology industries, job candidates often consider the value of the equity they are to receive in connection with their employment. Employees may be more likely to leave us if the shares they own or the shares underlying their equity incentive awards have significantly appreciated or significantly reduced in value. Many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. Furthermore, our 2026 reductions in workforce may result in increased attrition beyond our intended reduction-in-force, reduce employee morale, and negatively impact employee recruiting and retention. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business, financial results, and growth prospects could be harmed.

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

We use software and services licensed, procured, or otherwise provided by third parties, including through connected apps and integrations, to develop and offer our platform. We may need to obtain additional licenses and services from third parties to use intellectual property and technology associated with the development of our platform, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software or services required for the development and maintenance of our platform could result in delays in the provision of our platform until equivalent technology is either developed by us, or, if available from others, is identified, obtained, and integrated, which could harm our platform and business. Any errors or defects in third-party software or services could result in errors or a failure of our platform, which could harm our business, results of operations, and financial condition.

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

We finance a significant portion of our expenditures through leasing arrangements, and we may enter into additional similar arrangements in the future. As of December 31, 2025, we had an aggregate of $1,110.6 million of commitments to settle contractual obligations. In particular, we utilize both finance and operating leases to finance some of our equipment, datacenters and offices. In addition, as of December 31, 2025, we had $1,488.3 million in aggregate principal amount of term loans outstanding under our term loan facility. Our revolving credit facility currently provides $400.0 million of commitments for available revolving loans. As of September 30, 2026, no amounts are outstanding under our revolving credit facility. If we default on these leasing or credit obligations, our leasing partners and lenders may, among other things:

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

We own a large number of patents, copyrights, trademarks, domain names, and trade secrets and, from time-to-time, are subject to litigation based on allegations of infringement, misappropriation or other violations of intellectual property, or other rights. As we face increasing competition and gain an increasingly high profile, the possibility of intellectual property rights claims, commercial claims, and other assertions against us grows. We have in the past been, are currently, and may from time-to-time in the future become, a party to litigation and disputes related to our intellectual property, our business practices, transactions involving our securities and our platform. For example, as discussed in the section titled "Legal Proceedings," we have recently been involved in a legal proceeding against Entangled Media (the “Entangled Media Litigation”), which has alleged that Dropbox infringes certain of their respective patents. Trial was scheduled for September 8, 2026, but the court vacated the trial after granting Dropbox's pre-trial motion that Entangled Media could not establish infringement. Entangled Media filed a motion for reconsideration, which was held on November 2, 2026, and a decision is pending. Any final judgment in the district court may be appealed by either party to the Federal Circuit.

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

Our Class A common stock has one vote per share, our Class B common stock has ten votes per share, and our Class C common stock has no voting rights, except as otherwise required by law and subject to any limitations provided in our articles of incorporation. As of September 30, 2026, our directors and executive officers, and their respective affiliates, held in the aggregate 83.6% of the voting power of our capital stock, with Mr. Houston holding approximately 83.6% of the voting power of our capital stock. We are including the Co-Founder Grant (as defined in “Stock-based compensation” included in Part I of this report) in this calculation since the shares underlying such grant are legally issued and outstanding shares of our Class A common stock and Mr. Houston is able to vote these shares prior to their vesting. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A and Class B common stock. This concentrated control will limit or preclude other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring or otherwise submitted for stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that other stockholders may feel are in their best interests as one of our stockholders.

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

We initially implemented a stock repurchase program in 2020. In August 2025, the Board of Directors authorized the repurchase of up to an additional $1.5 billion of the outstanding shares of our Class A common stock and in June 2026, the Board of Directors authorized the repurchase of up to an additional $900.0 million of the outstanding shares of our Class A common stock. As of September 30, 2026, we have repurchased approximately $6.6 billion of outstanding shares of our Class A common stock, including under prior authorizations. The repurchase program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. Share repurchases are made from time-to-time in private transactions or open market purchases, as permitted by securities laws and other legal requirements. Any future share repurchases remain subject to the circumstances in place at that time, including prevailing market prices. As a result, the timing and the volume of our share repurchases may fluctuate. In addition, the United States has implemented a 1% non-deductible excise tax on the value of certain stock repurchases by publicly traded companies. This tax will generally increase the costs to us of any share repurchases. The stock repurchase program could affect the price of our Class A common stock, increase volatility and diminish our cash reserves. Our repurchase program may be suspended or terminated at any time, and the pace or frequency of our repurchases may fluctuate or change, and our Board of Directors may not authorize additional amounts for repurchase in the future. Even if the current or future stock repurchase programs are fully implemented, such programs may not enhance long-term stockholder value.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Furthermore, the loss of expertise and institutional knowledge of employees, including as a result of our 2026 reductions in workforce, may negatively impact our ability to maintain adequate controls and procedures. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement that could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information with respect to Dropbox's repurchases of Class A common stock during the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased (in millions)(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in millions)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Programs (in millions)(1)
July 1 - 31	2.29	$29.09	2.29	$1,318.64
August 1 - 31	0.67	$34.70	0.67	$1,295.34
September 1 - 30	1.73	$34.63	1.73	$1,235.27
Total	4.69	$31.94	4.69

(1) The Board of Directors has authorized a share repurchase program for the repurchase of shares of our Class A common stock. As of September 30, 2026, $1.2 billion remained available for repurchases, including an increase of $900.0 million authorized by the Board of Directors in June 2026. Under the program, shares may be repurchased, subject to general business and market conditions and other investment opportunities, through open market purchases or privately held negotiated transactions, including through Rule 10b5-1 plans, in each case as permitted by securities laws and other legal requirements. The repurchase programs do not have an expiration date. See Note 11 "Stockholders' Deficit" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On August 12, 2026, Abhay Parasnis, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time-to-time of an aggregate of up to 9,685 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 25, 2027, or earlier if all transactions under the trading arrangement are completed.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (v) Condensed Consolidated Statements of Stockholders' Deficit, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements.

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

DROPBOX, INC.

Date:	November 6, 2026	By:	/s/ Andrew W. Houston
Andrew W. Houston
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Ashraf Alkarmi
Ashraf Alkarmi
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date:	November 6, 2026	By:	/s/ Ross Tennenbaum
Ross Tennenbaum
Chief Financial Officer
(Principal Financial Officer)